Form 10-Q
period 2021-03-31
Aurora Acquisition Corp.
filed 2021-05-26
CIK 1835856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

AURORA ACQUISITION CORP .

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40143	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

20 North Audley Street

London W1K 6LX

United Kingdom

(Address of Principal Executive Offices, including zip code)

+44(0)20 3931 9785

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary share and one-quarter of one redeemable warrant	AURCU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	AURC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	AURCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 21, 2021, there were 27,800,287 shares of Class A common stock and 7,200,000 shares of Class B common stock of the registrant issued and outstanding.

AURORA ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

	March 31, 2021	December 31,
	(Unaudited)	2020
ASSETS
Current assets:
Cash	$1,999,935	$—
Prepaid expenses and other current assets	1,250	5,000
Total Current Assets	2,001,185	5,000
Cash held in Trust Account	278,002,870	—
Deferred offering cost	—	557,663
Total Assets	$280,004,055	$562,663

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued offering costs	$449,841	$531,947
Promissory note with related party loans	212,295	25,716
Accrued expenses	13,952	—
Total Current Liabilities	676,088	557,663
Warrant Liability	16,753,883	—
Deferred underwriting fee payable	8,505,100	—
Total Liabilities	25,935,071	557,663

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 24,300,287 shares	228,085,957	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,500,000 shares issued and outstanding (excluding 24,300,287 shares subject to possible redemption)	350	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,200,000 shares issued and outstanding	720	720
Additional paid-in capital	28,236,868	24,280
Accumulated deficit	(2,254,911)	(20,000)
Total Shareholders’ Equity	25,983,027	5,000
Total Liabilities and Shareholder’s Equity	$280,004,055	$562,663

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED STATEMENT OF OPERATIONS

Three Months Ended
March 31,
2021 (Unaudited)
Formation and operating costs	$98,419
Loss from operations	(98,419)

Change in fair value of warrants	(1,836,968)
Offering costs allocated to warrants liability	(299,524)
Net income (loss)	$(2,234,911)
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$—
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	7,218,327
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.31)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDING MARCH 31, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary		Ordinary		Paid in	Accumulated	Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	—	$—	6,625,000	$662	$24,338.00	$(20,000)	$5,000

Stock Dividend of Class B ordinary shares to Sponsor	—	—	575,000	58	(58)	—	—

Sale of 24,300,287 Units, net of underwriting discounts and offering expenses	24,300,287	2,430	—	—	214,436,408	—	214,438,838

Sale of 3,500,000 Private Placement Units	3,500,000	350	—	—	34,999,650	—	35,000,000

Sale of Private Placement Warrants	—	—	—	—	6,860,057	—	6,860,057

Ordinary shares subject to redemption	(24,300,287)	(2,430)	—	—	(228,083,527)	—	(228,085,957)

Net loss	—	—	—	—	—	(2,234,911)	(2,234,911)

Balance — March 31, 2021	3,500,000	$350	7,200,000	$720	$28,236,868	$(2,234,911)	$25,983,027

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Three Months
Ended March 31,
2021 (Unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,234,911)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,750
Change in fair value of warrant liability	1,836,968
Offering cost allocated to warrant liability	299,523
Accrued expenses	13,952
Net cash used in operating activities	(80,718)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(278,002,870)
Net cash used in investing activities	(278,002,870)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	238,142,813
Proceeds from sale of Private Placement Units	35,000,000
Proceeds from sale of Private Placement Warrants	6,860,057
Proceeds from promissory note – related party	80,653
Net cash provided by financing activities	280,083,523

Net Change in Cash	1,999,935
Cash — Beginning of period	—
Cash — End of period	$1,999,935

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred Offering Costs	$475,557
Proceeds from Promissory Note with Related Party for Offering Cost	$105,927
Class A ordinary share subject to possible redemption	$228,085,957
Initial Classification of Warrant liability	$14,916,913
Deferred underwriting fee payable	$8,505,100

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aurora Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 7, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company, and as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from October 7, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. Since our initial public offering, our only cost have been identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 3, 2021. On March 8, 2021, the Company consummated the Initial Public Offering of 22,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $220,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,500,000 private placement units (the “Novator Private Placement Units”) at a price of $10.00 per Novator Private Placement Unit in a private placement to the Sponsor, directors, and executive officers of the Company, generating gross proceeds of $35,000,000 . In addition, the Company consummated the sale of 4,266,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Novator Capital Sponsor Ltd., or Novator, an affiliate of Novator Capital Ltd. (the “Sponsor”) and certain of the Company’s directors and executive officers, generating gross proceeds of $6,400,000, which is described in Note 5.

Transaction costs amounted to $13,946,641 consisting of $4,860,057 of underwriting fees, $8,505,100 of deferred underwriting fees (see Note 7) and $581,484 of other offering costs.

Following the closing of the Initial Public Offering on March 8, 2021, an amount of $255,000,000 ($10.00 per Unit) (see Note 6) from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Novator Private Placement Units and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

On March 10, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 2,300,287 Units issued for an aggregate amount of $23,002,870 in gross proceeds ($22,542,813 of net proceeds). In connection with the underwriters’ partial exercise of their over-allotment option, the Company also consummated the sale of an additional 306,705 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total proceeds of $460,057. A total of $23,002,870 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $278,002,870 (see Note 10).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the sale of the Novator Private Placement Units, the sale of the Private Placement Warrants and the partial exercise of the underwriters’ over-allotment option, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination and to pay the deferred portion of the underwriters’ discount associated with the Initial Public Offering and partial exercise of the underwriters’ over-allotment option. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, the exercise of the over-allotment option and Novator Private Placement, management has agreed that $10.00 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants and Novator Private Placement Units will be held in a Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of  Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares, with the exception of the founder shares and Novator private placement shares, upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote their Founder Shares (as defined in Note 6), Novator Private Placement Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares without the Company’s prior written consent.

The Sponsor and the Company’s directors and officers have agreed (a) to waive their redemption rights with respect to any Founder Shares, Novator Private Placement Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem  100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 24 months from the closing of the Initial Public Offering (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares and Novator Private Placement Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares and Novator Private Placement Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s directors and officers have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the Company’s directors and officers have acquired Public Shares in or after the Initial Public Offering, such Public Shares and Novator Private Placement Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares and Novator Private Placement Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent public accountants), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management has evaluated the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of  its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Management’s Plan

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of a Business Combination or one year from the date of this filing.

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Staff of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of March 3, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 6,075,072 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 5,448,372 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”, which are discussed in Note 4, Note 5 and Note 8). The Company previously accounted for its outstanding Public Warrants and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities.

As a result of the Staff Statement discussed above, the Company’s management further evaluated the warrants under ASC Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued balance sheet issued on March 8, 2021. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of March 8, 2021, the Company incurred offering costs amounting to $12,681,484 as a result of the Initial Public Offering (consisting of a $4,400,000 underwriting fee, 7,700,000 of deferred underwriting fees and $581,484 of other offering costs). The Company recorded $12,408,832 of offering costs as a reduction of equity in connection with the shares of Class A common Stock included in the Units. The Company immediately expensed $272,652 of offering costs in connection with the Public Warrants included in the Units that were classified as liabilities.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported assets. The impact of the restatement of the Company’s audited balance sheet as of March 8, 2021 is reflected in the following table:

Balance sheet as of March 8, 2021	As Previously Reported	Adjustments	As Restated
Warrant Liability	—	13,882,167.00	13,882,167.00
Common Stock Subject to Possible Redemption	220,000,000.00	(13,882,167.00)	206,117,833.00
Additional Paid in Capital	28,432,458.00	272,651.91	28,705,109.91
Accumulated Deficit	(40,326.00)	(272,651.91)	(312,977.91)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity in U.S. dollars with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the  time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Investments held in trust account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in U.S Treasury securities.

Deferred offering costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo and modified Black Scholes approach.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,946,641 as a result of the Initial Public Offering (consisting of a $4,860,057 underwriting fee, 8,505,100 of deferred underwriting fees and $581,484 of other offering costs). The Company recorded $13,647,105 of offering costs as a reduction of equity in connection with the shares of Class A common Stock included in the Units. The Company immediately expensed $299,523 of offering costs in connection with the Public Warrants included in the Units that were classified as liabilities.

Income taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares can be reduced for the effect of an aggregate of 249,928 Class B ordinary shares that are subject to forfeiture if the over-allotment option is exercised by the underwriters within the 45 day window (see Note 8). The Company has not considered the effect of the Warrants sold in the Public Offering and private placement to purchase an aggregate of 11,523,444 shares in the calculation of diluted loss per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of net earnings (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating net earnings (loss) per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

Three Months
Ended March 31,
2021
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption
Net earnings attributable to Class A Common Stock subject to possible redemption	$—

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287
Basic and diluted net earnings per share, Class A Common Stock subject to possible redemption	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net loss minus net earnings
Net loss	$(2,234,911)
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	—
Non-redeemable net loss	$(2,234,911)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	7,218,327
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.31)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000 and up to £85,000 by the Financial Services Compensation Scheme per financial institution in the United Kingdom. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 24,300,287 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

In connection with the IPO, the Company granted the underwriters a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments, if any, and on March 10, 2021, the underwriters partially exercised this over-allotment option (see Note 7).

NOTE 5. PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor, and certain of the Company’s directors and officers purchased an aggregate of 4,266,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $6,400,000 from the Company. The Sponsor and certain of the Company’s directors and officers have agreed to purchase up to an additional 440,000 Private Placement Warrants, for an aggregate purchase price of an additional $660,000, if the over-allotment option is exercised in full in part by the underwriters (see Note 10). On March 10, the Sponsor and certain of the Company’s directors and officers purchased 306,705 Private Placement Warrants for an additional aggregate purchase price of $460,057 in connection with the partial exercise of the underwriter’s over-allotment option. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The Sponsor and certain of the Company’s directors and officers also purchased 3,500,000 Novator Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $35,000,000. Each Private Placement Unit consists of one Novator Private Placement Share and one-quarter of one warrant (“Private Placement Warrant”). Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s directors and officers have agreed to vote their Founder Shares, Novator Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On December 9, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 shares of Class B ordinary shares (the “Founder Shares”). During February 2021, the Company effectuated a share dividend of 1,006,250 Class B ordinary shares and subsequently being issued a cancellation for 131,250 Class B ordinary shares, resulting in an aggregate of 6,625,000 founder shares issued and outstanding. In March 2021, the Company effectuated a share dividend of 575,000 shares resulting in 7,200,000 founder shares issued and outstanding (see Note 10). The Founder Shares include an aggregate of up to 825,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering and Novator Private Placement. All share and per-share amounts have been retroactively restated to reflect the share dividend and related cancellation.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares (or Novator Private Placement Shares) until the earlier to occur of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,500,000 private placement units (the “Novator Private Placement Units”) at a price of $10.00 per Novator Private Placement Unit in a private placement to the Sponsor, directors, and executive officers of the Company, generating gross proceeds of $35,000,000. In addition, the Company consummated the sale of 4,266,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Novator Capital Sponsor Ltd., or Novator, an affiliate of Novator Capital Ltd. (the “Sponsor”) and certain of the Company’s directors and executive officers, generating gross proceeds of $6,400,000, which is described in Note 5.

Promissory Note from Related Party

On December 9, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. As of March 31, 2021, the amount outstanding under the Promissory Note is $212,295.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to a maximum of  $1,500,000 of such Working Capital Loans (including loans made in connection with a business combination, the payment of offering expenses or otherwise) may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

Subsequent to March 31, 2021, the Company entered into a new Promissory Note that would replace the Working Capital Loans (See 10 Subsequent Events).

NOTE 7. COMMITMENTS

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration and shareholder rights agreement entered into on March 3, 2021, the sponsor and the Company's directors and executive officers have rights to require the Company to register any of its securities held by them for resale under the Securities Act. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, the holders of the Founder Shares, Private Placement Warrants, Novator Private Placement Shares, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, Novator Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

In connection with the IPO, the Company granted the underwriters a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments, if any, and on March 10, 2021, the Company issued 2,300,287 Units to the underwriters pursuant to such option, at the Initial Public Offering price, less the underwriting discounts and commissions. The Units sold pursuant to the underwriters’ exercise of such option were sold at a price of $10.00 per Unit, generating gross proceeds of $23,002,870 to the Company and net proceeds equal to $22,542,813 after the deduction of the 2% underwriting fee.

In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 3,500,000 Class A ordinary shares issued and outstanding, excluding 24,300,287 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 7,200,000 Class B ordinary shares issued and outstanding of which an aggregate of 249,928 Class B ordinary shares were not forfeited in connection with the underwriters’ election to partially exercise their over-allotment option (see Note 10) so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Founder Shares will automatically convert into Class A ordinary shares on the day of  the closing of an initial Business Combination, or earlier at the option of the holders thereof, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of this offering and the Novator Private Placement, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation  of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, members of the Company’s management team or any of  the Company’s affiliates upon conversion of  Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one. On the first business day following the consummation of the Business Combination at a ratio such that the total number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of Class A ordinary shares (including any such shares issued following the exercise of the over-

allotment option), plus (ii) the sum of (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any warrants issued in a private placement to the Sponsor or an affiliate of the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by public shareholders in connection with the Business Combination. In no event will any Founder Shares convert into Class A ordinary shares at a ratio that is less than one-for-one.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating thereto is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 30 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants for Cash When the Price per Class A Ordinary Share Equals or Exceeds $18.00—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sales price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants for Class A Ordinary Shares When the Price per Class A Ordinary Share Equals or Exceeds $10.00—Commencing 90 days after the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant

●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.
●	There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial shareholders, directors and officers have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, Novator private placement shares and any public shares they may acquire during or after this offering in connection with the completion of our initial business combination.

The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If  the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of  such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of  the consummation of  a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of  the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants and Novator Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Novator Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Novator Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, so long as they are held by the initial purchasers, directors and officers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers, directors and officers or their permitted transferees, the Private Placement Warrants and the Novator Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2021, investments held in the Trust account were comprised of $278,002,870 in money market funds which are invested primarily in U.S. Treasury Securities. As of March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The Company utilizes a Monte Carlo simulation model to value the Public Warrants and a Modified Black Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

The following table provides the significant unobservable inputs used in the Monte Carlo Simulation to measure the fair value of the Public Warrants:

	At March 8, 2021	As of March 31,
	(Initial Measurement)	2021
Stock price	10.02	10.35
Strike price	11.50	11.50
Probability of completing a Business Combination	90.0%	90.0%
Expected life of the option to convert (in years)	5.5	5.5
Volatility	15%	15%
Risk-free rate	0.96%	1.04%
Fair value of warrants	0.86	1.00

The following table provides the significant unobservable inputs used in the Modified Black Scholes model to measure the fair value of the Private Placement Warrants:

	At March 8, 2021
	(Initial Measurement)	As of March 31, 2021
Stock price	10.02	10.02
Strike price	11.50	11.50
Probability of completing a Business Combination	90.0%	90.0%
Dividend yield	—%	—%
Remaining term (in years)	5.5	5.5
Volatility	24.0%	24.0%
Risk-free rate	0.96%	1.04%
Fair value of warrants	0.86	1.00

The following table provides a summary of the changes in the fair value of the Company's Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement at March 8, 2021	9,152,167	44,730,000	13,882,167
Initial measurement of over-allotment warrants	545,935	488,811	1,034,746
Change in valuation inputs or other assumptions	908,707	856,261	1,836,968
Fair value as of March 31, 2021	$10,678,809	$6,075,072	$16,753,881

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 31, 2021, the date that the financial statement was issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

As disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on May 24, 2021, the Company determined that it had incorrectly classified the public warrants and private placement warrants (including the warrants underlying the Novator private placement units) issued in connection with the Company’s Initial Public Offering and concurrent private placements as equity instruments in the previously issued financial statements as of March 8, 2021 included in the Company’s current report on Form 8-K filed with the SEC on March 10, 2021 (the “ Original Financial Statements”). As a result, such warrants have been recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.  The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

On May 10, 2021, as a result of the underwriters’ election to partially exercise their over-allotment option, a total of 249,928 Founder Shares were irrevocably surrendered for cancellation and nil consideration.

On May 11th, 2021, Better HoldCo, Inc. ("Better"), one of the fastest-growing digital homeownership platforms in the U.S., and the Company announced that they have entered into a definitive merger agreement that will transform Better into a publicly-listed company. This transaction reflects an implied equity value for Better of approximately $6.9 billion and a post-money equity value of approximately $7.7 billion.

As part of this transaction, SB Management Limited ("SoftBank"), a subsidiary of SoftBank Group Corp., will participate by committing to a $1.5 billion private investment in public equity (“PIPE”) upon closing of the transaction. The Company’s sponsor, Novator Capital, will invest $200M through the PIPE, by taking up a portion of SoftBank’s commitment, and also has committed to backstop any redemptions by Aurora shareholders of funds in its trust account, substantially increasing transaction completion certainty. Also participating in the PIPE is current Better investor, Activant Capital. Subject to customary closing conditions, the transaction is expected to close in the fourth quarter of 2021.

On May 11th, the Company issued an unsecured promissory note (the “Note”) to the Sponsor (“Payee”), pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. The Note was non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note. Effective as of the date hereof, this Note amends and restates in its entirety that certain Promissory Note dates as of December 9, 2020 (the “Prior Note”) issued by the Company to the Payee in the principal amount of $300,000.

On May 10th, 2021, Khurram Kayni of Novator Capital (Sponsor) was appointed as General Counsel and Compliance Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Aurora Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Novator Capital Sponsor Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on October 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. As of March 31, 2021, we had not selected any business combination target and we had not, nor had anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. On May 11th, 2021, Better HoldCo, Inc. ("Better"), one of the fastest-growing digital homeownership platforms in the United States and we announced that we have entered into a definitive merger agreement that will transform Better into a publicly-listed company. This transaction reflects an implied equity value for Better of approximately $6.9 billion and a post-money equity value of approximately $7.7 billion.

The issuance of additional shares in a business combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present executive officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt; and
●	other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from December 31, 2020 through March 31, 2021, we had net loss of 2,234,911, which consisted of an 1,836,746 loss from changes in the fair value of derivative warrant liabilities, and offering costs allocated to warrant liabilities of 299,524, and 98,419 in general and administrative costs.

As a result of the restatement described in Note 2 to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from December 31, 2020 through March 31, 2021, the change in fair value of warrants was an increase of 1,836,746.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, as of March 31, 2021, we had working capital of $ 1,325,097.

The net proceeds from (i) the sale of the units in the Initial Public Offering, after deducting offering expenses of $581,484 and underwriting commissions of $4,860,057 based on the underwriters’ partial exercise of their over- allotment option (excluding deferred underwriting commissions of $8,505,100) (ii) the sale of the private placement warrants for a purchase price of $1.50 which accounts for the underwriters’ partial exercise of their over-allotment option) and (iii) the Novator private placement units equaled $ 278,002,870), which is held in the trust account and includes the deferred underwriting commissions described above. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1,418,516 will not be held in the trust account and will be used to fund working capital in connection with a business combination.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our income taxes, if any.

Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust   account will be used to repay such debt, as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our Business Combination, we will have available to us the $1,418,516 of proceeds held outside the trust account. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to prepare and make required securities filings, listing application and pay legal and professional fees.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination or to fund certain other expenses (including officer expenses to the extent in excess of our estimates and expenses relating to payments due to one of our officers). our Sponsor or its affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts (and at the option of the lender, up to $1,500,000 of such loans could be satisfied through the issuance of warrants (substantially the same as the private placement warrants) at $1.50 per warrant. Subsequent to March 31, 2021 this agreement was updated with a new Promissory Note (see Note 10 Subsequent Events).

In the event that our Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $300,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $250,000 for consulting, travel and miscellaneous expenses incurred during the search for an initial business combination target; $75,000 for Nasdaq continued listing fees; and $35,000 for general working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the potential business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Related Party Transactions

On December 9, 2020 our Sponsor paid $25,000, or $0.004 per share, to cover certain offering and formation costs of the company in exchange for 5,750,000 founder shares. During February 2021, we effectuated a share dividend of 1,006,250 Class B ordinary shares and subsequently cancelled 131,250 Class B ordinary shares resulting in an aggregate of 6,625,000 founder shares being issued and outstanding. In March 2021, the Company effectuated a share dividend of 575,000. As of March 31, 2021, the total founder shares outstanding equaled 7,200,000 Class B ordinary shares due to the expiration of the 45 day window to exercise the full over allotment, of which no Class B ordinary shares were cancelled. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of this offering. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to our Company by the aggregate number of founder shares issued. If we increase or decrease the size of the offering we will effect a share dividend or a share contribution back to capital or other appropriate mechanism, as applicable, with respect to our Class B ordinary shares immediately prior to the consummation of the offering in such amount as to maintain the ownership of our initial shareholders at 20.0% of our issued and outstanding ordinary shares upon the consummation of this offering and the Novator private placement.

Our initial shareholders, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our Sponsor, as well as certain of our directors and executive officers, purchased an aggregate of 3,500,000 units in a separate private placement which occurred concurrently with the closing of our Initial Public Offering. Each such Unit consists of one Class A ordinary share and one-quarter of one warrant and was offered at a price of $10.00 per unit, for an aggregate purchase price of $35,000,000. The gross proceeds of the private placement were deposited into the trust account.

Additionally, our Sponsor loaned us up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of our Initial Public Offering. As of March 31, 2021, $212,295 was outstanding under the Promissory Note and due to the Sponsor.

In addition, in order to finance transaction costs in connection with a Business Combination or for other matters, our Sponsor or an affiliate of the initial shareholders or certain of our directors and officers may, but are not obligated to, loan our company funds as may be required. If we complete a business combination, we would repay these loans, without interest, out of the proceeds of the trust account released to us, or at the lender’s discretion, up to a total of $1,500,000 of such loans (including loans made in connection with a business combination, the payment of offering expenses or otherwise) may be convertible into warrants of  the post-business combination entity at a price of  $1.50 per warrant. These warrants would be identical to the private placement warrants. Otherwise, these loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the trust account to repay these loans, but no proceeds held in the trust account would be used to repay these loans. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of  our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Subsequent to March 31, 2021 this agreement was updated with a new Promissory Note (see Note 10 Subsequent Events).

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies; Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of this offering, the sale of the Novator private placement units and the sale of the private placement warrants held in the Trust Account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the events that led to the Company’s restatement of its financial statements described above, as of March 31, 2021, a material weakness existed and our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Revision of Previously Issued Financial Statements

We revised our prior position on accounting for warrants and have provided an update to our March 8, 2021 financial statement to reclassify the Company’s warrants as described in Note 2 of the accompanying financial statements. However, the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the revision to the classification of the Warrants as liabilities in our financial statements, including our March 8, 2021 audited balance sheet, as described in Note 2 of the accompanying financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our final prospectus relating to the Initial Public Offering, dated March 8, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 8, 2021 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Prospectus. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA ACQUISITION CORP.

Date: May 26, 2021		/s/ Arnaud Massenet
	Name:	Arnaud Massenet
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 26, 2021		/s/ Caroline Harding
	Name:	Caroline Harding
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)