Form 10-Q
period 2021-06-30
Aurora Acquisition Corp.
filed 2021-08-11
CIK 1835856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

AURORA ACQUISITION CORP .

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40143	[●]
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

As of [July 23, 2021], there were 27,800,287 shares of Class A common stock and 6,950,072 shares of Class B common stock of the registrant issued and outstanding.

AURORA ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

	June 30, 2021	December 31,
	(Unaudited)	2020
ASSETS
Current assets:
Cash	$243,972	$—
Prepaid expenses and other current assets	742,923	5,000
Total Current Assets	986,895	5,000
Cash held in Trust Account	278,005,993	—
Deferred offering cost	—	557,663
Total Assets	$278,992,888	$562,663

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued offering costs	$412,947	$531,947
Related party loans	462,295	25,716
Total Current Liabilities	875,242	557,663
Warrant Liability	20,951,948	—
Deferred underwriting fee payable	8,505,100	—
Total Liabilities	30,332,290	557,663

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 24,300,287 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	228,085,957	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,500,000 shares issued and outstanding (excluding 24,300,287 shares subject to possible redemption) as of June 30, 2021	350	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,950,072 and 7,200,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	695	720
Additional paid-in capital	28,236,893	24,280
Accumulated deficit	(7,663,297)	(20,000)
Total Shareholders’ Equity	20,574,641	5,000
Total Liabilities and Shareholder’s Equity	$278,992,888	$562,663

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED STATEMENT OF OPERATIONS

	Six Months Ended	Three Months Ended
	June 30, 2021	June 30, 2021
	(Unaudited)	(Unaudited)
Formation and operating costs	$1,311,862	$1,213,442
Loss from operations	(1,311,862)	(1,213,442)

Other income (expense):
Interest earned (expense) on marketable securities held in Trust Account	3,123	3,123
Change in fair value of warrants	(6,035,035)	(4,198,067)
Offering costs allocated to warrants liability	(299,523)	—
Net loss	$(7,643,297)	$(5,408,386)
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	24,300,287
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$—	$—
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	8,729,045	7,544,201
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.88)	$(0.72)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDING JUNE 30, 2021

(UNAUDITED)

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance – December 31, 2020	—	$—	6,625,000	$662	$24,338	$(20,000)	$5,000

Stock Dividend of Class B ordinary shares to Sponsor	—	—	575,000	58	(58)	—	—

Sale of 24,300,287 Units, net of underwriting discounts and offering expenses	24,300,287	2,430	—	—	214,436,408	—	214,438,838

Sale of 3,500,000 Private Placement Units	3,500,000	350	—	—	34,999,650	—	35,000,000

Sale of Private Placement Warrants	—	—	—	—	6,860,057	—	6,860,057

Ordinary shares subject to redemption	(24,300,287)	(2,430)	—	—	(228,083,527)	—	(228,085,957)

Net loss	—	—	—	—	—	(2,234,911)	(2,234,911)

Balance – March 31, 2021	3,500,000	$350	7,200,000	$720	$28,236,868	$(2,254,911)	$25,983,027

Surrender and cancellation of Founder Shares			(249,928)	(25)	25

Net loss						(5,408,386)	(5,408,386)

Balance - June 30, 2021	3,500,000	$350	6,950,072	$695	$28,236,893	$(7,663,297)	$20,574,641

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Six Months
Ended June 30,
2021 (Unaudited)
Cash Flows from Operating Activities:
Net loss	$(7,643,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	6,035,035
Offering cost allocated to warrant liability	299,523
Interest earned on investments held in Trust Account	(3,123)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(737,923)
Accounts payable and accrued offering costs	(36,896)
Net cash used in operating activities	(2,086,681)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(278,002,870)
Net cash used in investing activities	(278,002,870)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	238,142,813
Proceeds from sale of Private Placement Units	35,000,000
Proceeds from sale of Private Placement Warrants	6,860,057
Proceeds from promissory note – related party	330,653
Net cash provided by financing activities	280,333,523

Net Change in Cash	243,972
Cash — Beginning of period	—
Cash — End of period	$243,972

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred Offering Cost	$557,663
Proceeds from Related Party for Offering Cost	$105,927
Class A ordinary share subject to possible redemption	$228,085,957
Initial Classification of Warrant liability	$14,916,913
Deferred underwriting fee payable	$8,505,100

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of May 10, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aurora Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Better HoldCo, Inc., a Delaware corporation (“Better”). There was no business activity for the period October 7, 2020 (inception) to December 31, 2020. All activity for the period from October 7, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and activities in connection with entering into the Merger Agreement. Since our Initial Public Offering, our only costs have been identifying a target for our initial Business Combination and maintaining our Company and SEC reporting. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 3, 2021. On March 8, 2021, the Company consummated the Initial Public Offering of 22,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $220,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,500,000 private placement units (the “Novator Private Placement Units”) at a price of $10.00 per Novator Private Placement Unit in a private placement to the Sponsor, directors, and executive officers of the Company, generating gross proceeds of $35,000,000 . In addition, the Company consummated the sale of 4,266,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Novator Capital Sponsor Ltd., or Novator, an affiliate of Novator Capital Ltd. (the “Sponsor”) and certain of the Company’s directors and executive officers, generating gross proceeds of $6,400,000, which is described in Note 4.

Transaction costs amounted to $13,946,641 consisting of $4,860,057 of underwriting fees, $8,505,100 of deferred underwriting fees (see Note 6) and $581,484 of other offering costs.

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

On March 10, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 2,300,287 Units issued for an aggregate amount of $23,002,870 in gross proceeds ($22,542,813 of net proceeds). In connection with the underwriters’ partial exercise of their over-allotment option, the Company also consummated the sale of an additional 306,705 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total proceeds of $460,057. A total of $23,002,870 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $278,002,870 (see Note 8) as of June 30, 2021.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the sale of the Novator Private Placement Units, the sale of the Private Placement Warrants and the partial exercise of the underwriters’ over-allotment option, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination and to pay the deferred portion of the underwriters’ discount associated with the Initial Public Offering and partial exercise of the underwriters’ over-allotment option. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, the exercise of the over-allotment option and Novator Private Placement, management has agreed that $10.00 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants and Novator Private Placement Units will be held in a Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of  Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

If the Company seeks shareholder approval in connection with a Business Combination, it will need to receive an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company (assuming a Quorum is present). If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote their Founder Shares (as defined in Note 5), Novator Private Placement Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor and the Company’s directors and officers have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, any Public Shares acquired by the Sponsor or the Company’s directors and officers and Novator Private Placement Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares and Novator Private Placement Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Management’s Plan

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of a Business Combination or one year from the date of this filing.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Investments held in trust account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in U.S Treasury securities.

Deferred offering costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Warrant Liability

At June 30, 2021, there were 6,075,072 Public Warrants and 5,448,372 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,946,641 as a result of the Initial Public Offering (consisting of a $4,860,057 underwriting fee, $8,505,100 of deferred underwriting fees and $581,484 of other offering costs). The Company recorded $13,647,105 of offering costs as a reduction of equity in connection with the shares of Class A common Stock included in the Units. The Company immediately expensed $299,523 of offering costs in connection with the Public Warrants included in the Units that were classified as liabilities.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares are reduced for the effect of an aggregate of 249,928 Class B ordinary shares that were forfeited when the over-allotment option was exercised by the underwriters within the 45 day window (see Note 5). The Company has not considered the effect of the Warrants sold in the Public Offering and private placement to purchase an aggregate of 11,523,444 shares in the calculation of diluted loss per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

	Six Months Ended	Three Months Ended
	June 30, 2021	June 30, 2021
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption
Net earnings attributable to Class A Common Stock subject to possible redemption	$—	$—

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	24,300,287
Basic and diluted net earnings per share, Class A Common Stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net loss minus net earnings
Net loss	$(7,643,297)	$(5,408,386)
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	—	—
Non-redeemable net loss	$(7,643,297)	$(5,408,386)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	8,729,045	7,544,201
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.88)	$(0.72)

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering (and the partial exercise of the underwriter’s overallotment option), the Company sold 24,300,287 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

In connection with the IPO, the Company granted the underwriters a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments, if any, and on March 10, 2021, the underwriters partially exercised this over-allotment option (see Note 6).

NOTE 4. PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor, and certain of the Company’s directors and officers purchased an aggregate of 4,266,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $6,400,000 from the Company. The Sponsor and certain of the Company’s directors and officers have agreed to purchase up to an additional 440,000 Private Placement Warrants, for an aggregate purchase price of an additional $660,000, if the over-allotment option is exercised in full in part by the underwriters. On March 10, the Sponsor and certain of the Company’s directors and officers purchased 306,705 Private Placement Warrants for an additional aggregate purchase price of $460,057 in connection with the partial exercise of the underwriter’s over-allotment option. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The Sponsor and certain of the Company’s directors and officers also purchased 3,500,000 Novator Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $35,000,000. Each Private Placement Unit consists of one Novator Private Placement Share and one-quarter of one warrant (“Private Placement Warrant”). Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s directors and officers have agreed to vote their Founder Shares, Novator Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 9, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 shares of Class B ordinary shares (the “Founder Shares”). During February 2021, the Company effectuated a share dividend of 1,006,250 Class B ordinary shares and subsequently being issued a cancellation for 131,250 Class B ordinary shares, resulting in an aggregate of 6,625,000 founder shares issued and outstanding. In March 2021, the Company effectuated a share dividend of 575,000 shares resulting in 7,200,000 founder shares issued and outstanding. On May 10, 2021, as a result of the underwriters’ election to partially exercise their over allotment option, a total of 249,928 Founder Shares were irrevocably surrendered for cancellation and nil consideration, so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering and Novator Private Placement. All share and per-share amounts have been retroactively restated to reflect the share dividend and related cancellation.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,500,000 private placement units (the “Novator Private Placement Units”) at a price of $10.00 per Novator Private Placement Unit in a private placement to the Sponsor, directors, and executive officers of the Company, generating gross proceeds of $35,000,000. In addition, the Company consummated the sale of 4,266,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Novator Capital Sponsor Ltd., or Novator, an affiliate of Novator Capital Ltd. (the “Sponsor”) and certain of the Company’s directors and executive officers, generating gross proceeds of $6,400,000, which is described in Note 4.

Promissory Note from Related Party

On May 11th, 2021, the Company issued an unsecured promissory note (the “Note”) to the Sponsor (“Payee”), pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. The Note was non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note. Effective as of the date hereof, this Note amended and restated in its entirety that certain Promissory Note dated as of December 9, 2020 (the “Prior Note”) issued by the Company to the Payee in the principal amount of $300,000. As of June 30, 2021 the amount outstanding under the Promissory Note is $462,295.

NOTE 6. COMMITMENTS

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 3,500,000 Class A ordinary shares issued and outstanding, excluding 24,300,287 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 6,950,072 Class B ordinary shares issued and outstanding of which an aggregate of 249,928 Class B ordinary shares were not forfeited in connection with the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Founder Shares will automatically convert into Class A ordinary shares on the day of  the closing of an initial Business Combination, or earlier at the option of the holders thereof, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of this offering and the Novator Private Placement, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation  of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, members of the Company’s management team or any of  the Company’s affiliates upon conversion of  Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one. On the first business day following the consummation of the Business Combination at a ratio such that the total number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of Class A ordinary shares (including any such shares issued following the exercise of the over-allotment option), plus (ii) the sum of (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any warrants issued in a private placement to the Sponsor or an affiliate of the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by public shareholders in connection with the Business Combination. In no event will any Founder Shares convert into Class A ordinary shares at a ratio that is less than one-for-one.

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

At June 30, 2021, investments held in the Trust account were comprised of $278,005,993 in money market funds which are invested primarily in U.S. Treasury Securities. As of June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The Company utilizes a Modified Black Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

There were no transfers between Levels 1, 2 or 3 during the three months ended June 30, 2021.

The fair value of the Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement.

The following table provides the significant unobservable inputs used in the Modified Black Scholes model to measure the fair value of the Private Placement Warrants:

As of June 30, 2021
Stock price	$9.91
Strike price	$11.50
Probability of completing a Business Combination	90%
Remaining term (in years)	5.25
Volatility	26.00%
Risk-free rate	.91%
Fair value of warrants	$1.95

The following table provides a summary of the changes in the fair value of the Company's Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private
	Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement at March 8, 2021	9,152,167	4,730,000	13,882,167
Initial measurement of over-allotment warrants	545,935	488,811	1,034,746
Change in valuation inputs or other assumptions	980,707	856,261	1,836,968
Fair value as of March 31, 2021	$10,678,809	$6,075,072	$16,753,881
Change in valuation inputs or other assumptions	(54,483)	4,252,550	4,198,067
Fair value as of June 30, 2021	10,624,326	10,327,622	20,951,948

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 11, 2021, the date that the financial statement was issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

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

Overview

We are a blank check company incorporated on October 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. As of June 30, 2021, we have selected a business combination target and have initiated substantive discussions, directly or indirectly, with a business combination target with respect to an initial Business Combination with us. On May 11th, 2021, Better HoldCo, Inc. (“Better”), one of the fastest-growing digital homeownership platforms in the United States and we announced that we have entered into a definitive merger agreement that will transform Better into a publicly-listed company. This transaction reflects an implied equity value for Better of approximately $6.9 billion and a post-money equity value of approximately $7.7 billion.

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

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the periods from December 31, 2020 through June 30, 2021, and from March 31, 2021 through June 30, 2020, we had net loss of $7,643,297 and $5,408,387, which consisted of a $6,035,035 and $4,198,067 loss from changes in the fair value of derivative warrant liabilities, and offering costs allocated to warrant liabilities of $299,523 and $0, and $1,311,862 and $1,213,443 in general and administrative costs.

We classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from December 31, 2020 through June 30, 2021 and from March 31, 2021 through June 30, 2020, the change in fair value of warrants was an increase of $6,035,035 and $4,198,067.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, as of June 30, 2021, we had working capital of $ 111,653.

The net proceeds from (i) the sale of the units in the Initial Public Offering, after deducting offering expenses of $581,484 and underwriting commissions of $4,860,057 based on the underwriters’ partial exercise of their over- allotment option (excluding deferred underwriting commissions of $8,505,100) (ii) the sale of the private placement warrants for a purchase price of $1.50 which accounts for the underwriters’ partial exercise of their over-allotment option) and (iii) the Novator private placement units equaled $ 278,002,870, which is held in the trust account and includes the deferred underwriting commissions described above. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1,418,516 will not be held in the trust account and will be used to fund working capital in connection with a business combination.

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

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination or to fund certain other expenses (including officer expenses to the extent in excess of our estimates and expenses relating to payments due to one of our officers) our Sponsor or its affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts (and at the option of the lender, up to $2,000,000). The loan is non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the loan.

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

Related Party Transactions

On December 9, 2020 our Sponsor paid $25,000, or $0.004 per share, to cover certain offering and formation costs of the company in exchange for 5,750,000 founder shares. During February 2021, we effectuated a share dividend of 1,006,250 Class B ordinary shares and subsequently cancelled 131,250 Class B ordinary shares resulting in an aggregate of 6,625,000 founder shares being issued and outstanding. In March 2021, the Company effectuated a share dividend of 575,000. As of June 30, 2021, the total founder shares outstanding equaled 6,950,072 Class B ordinary shares due to the expiration of the 45 day window to exercise the full over allotment, of which 249,928 Class B ordinary shares were cancelled. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of this offering. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to our Company by the aggregate number of founder shares issued. If we increase or decrease the size of the offering we will effect a share dividend or a share contribution back to capital or other appropriate mechanism, as applicable, with respect to our Class B ordinary shares immediately prior to the consummation of the offering in such amount as to maintain the ownership of our initial shareholders at 20.0% of our issued and outstanding ordinary shares upon the consummation of this offering and the Novator private placement.

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

Additionally, our Sponsor loaned us up to $2,000,000 under an unsecured promissory note to be used for a portion of the expenses of our Initial Public Offering. As of June 30, 2021, $462,295 was outstanding under the Promissory Note and due to the Sponsor.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of the Initial Public Offering, the sale of the Novator private placement units and the sale of the private placement warrants held in the Trust Account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has made changes in internal control that are summarized in the Remediation of Material Weakness section.

Remediation of Material Weakness

Management has taken the necessary steps to address the causes of the material weakness in an effort to remediate this material weakness. The Company has performed the following remediation efforts to address the material weakness identified. Providing enhanced access to accounting literature, research materials and documents; and increasing communication with our personnel and third-party professionals with whom we consult regarding the application of complex accounting standards.

Aurora has used their third-party accounting advisor as a professional resource to perform two separate valuations as of both March 31, 2021 and June 30, 2021 and properly assess the value of public and private warrants. The continual valuations have resolved material weakness issues going forward as they have provided clear guidance on the complex accounting standards surrounding fair value and proper disclosure of the warrants. The third-party advisor also continues to provide additional technical accounting assistance and support for Aurora throughout the June 30, 2021 filing, as well as the upcoming Business Combination, and thereon. Finally, Aurora has disclosed the material weakness matter as well as restated the financial statements as of March 31, 2021. Through these actions, management has taken the necessary steps to remediate the material weakness and will have no material weakness in the quarterly financials as of June 30, 2021.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Aurora is a co-defendant in a litigation commenced in July 2021 by Pine Brook Capital Partners II, L.P. (“Pine Brook”), a current investor in Better (also a named defendant), seeking declaratory judgment in relation to a side letter which was entered into as part of the Series C Preferred Stock issuance by Better in 2019. The dispute is whether Better, once it transforms into a publicly listed company via the Merger Agreement described herein, would be entitled to trigger a side letter provision allowing Better to repurchase approximately 1.9 million shares of Series A Preferred Stock for a total price of $1. Mr. Howard Newman, managing partner of Pine Brook and a director of Better prior to the closing of the Merger Agreement, has stated that Pine Brook disagrees with Better’s interpretation of the side letter, and Pine Brook is seeking declaratory judgment that Better does not have the right to repurchase such shares in connection with the Merger Agreement and that the lock-up included in the letter of transmittal that holders of 1% or more of Better’s capital stock are required to sign pursuant to the Merger Agreement is invalid and violates Delaware law.

Although there can be no assurance as to the ultimate disposition of this litigation, Aurora denies liability to Pine Brook, believes that it has meritorious defenses against Pine Brook’s claim, and intends to vigorously defend itself. Regardless of the final outcome, defending lawsuits, claims, government investigations, and proceedings in which Aurora is involved is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained.

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

AURORA ACQUISITION CORP.

Date: August 11, 2021		/s/ Arnaud Massenet
	Name:	Arnaud Massenet
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2021		/s/ Caroline Harding
	Name:	Caroline Harding
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)