Form 10-Q
period 2021-09-30
Aurora Acquisition Corp.
filed 2021-11-15
CIK 1835856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                  to

AURORA ACQUISITION CORP .

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40143	98-1628701
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

As of November 15, 2021, there were 27,800,287 shares of Class A common stock and 6,950,072 shares of Class B common stock of the registrant issued and outstanding.

AURORA ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$117,244	$—
Related party receivable	215,653	—
Prepaid expenses and other current assets	634,799	5,000
Total Current Assets	967,696	5,000
Cash held in Trust Account	278,015,286	—
Deferred offering cost	—	557,663
Total Assets	$278,982,982	$562,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued offering costs	$2,707,465	$531,947
Related party loans	462,295	25,716
Total Current Liabilities	3,169,760	557,663
Warrant Liability	19,514,651	—
Deferred underwriting fee payable	8,505,100	—
Total Liabilities	31,189,511	557,663

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 24,300,287 shares at redemption value as of September 30, 2021	243,002,870	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,500,000 shares issued and outstanding (excluding 24,300,287 shares subject to possible redemption) as of September 30, 2021	350	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,950,072 and 7,200,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	695	720
Additional paid-in capital	13,319,980	24,280
Accumulated deficit	(8,530,424)	(20,000)
Total Shareholders’ Equity	4,790,601	5,000
Total Liabilities and Shareholders’ Equity	$278,982,982	$562,663

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED STATEMENT OF OPERATIONS

	Nine Months Ended	Three Months Ended
	September 30, 2021	September 30, 2021
	(Unaudited)	(Unaudited)
Formation and operating costs	$3,625,580	$2,313,717
Loss from operations	(3,625,580)	(2,313,717)

Other income (expense):
Interest earned on marketable securities held in Trust Account	12,416	9,293
Change in fair value of warrants	(4,597,738)	1,437,297
Offering costs allocated to warrants liability	(299,523)	—
Net loss	$(8,510,424)	$(867,127)
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	24,300,287
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$(0.25)	$(0.02)
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,332,906	10,450,072
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.25)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2021

(UNAUDITED)

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance – December 31, 2020	—	$—	6,625,000	$662	$24,338	$(20,000)	$5,000
Stock Dividend of Class B ordinary shares to Sponsor	—	—	575,000	58	(58)	—	—
Sale of 24,300,287 Units, net of underwriting discounts and offering expenses	24,300,287	2,430	—	—	214,436,408	—	214,438,838
Sale of 3,500,000 Private Placement Units	3,500,000	350	—	—	34,999,650	—	35,000,000
Sale of Private Placement Warrants	—	—	—	—	6,860,057	—	6,860,057
Ordinary shares subject to redemption (as restated)	(24,300,287)	(2,430)	—	—	(243,000,440)	—	(243,002,870)
Net loss	—	—	—	—	—	(2,234,911)	(2,234,911)
Balance – March 31, 2021 (as restated(1))	3,500,000	$350	7,200,000	$720	$13,319,955	$(2,254,911)	$11,066,114
Surrender and cancellation of Founder Shares			(249,928)	(25)	25
Net loss						(5,408,386)	(5,408,386)
Balance - June 30, 2021 (as restated(1))	3,500,000	$350	6,950,072	$695	$13,319,980	$(7,663,297)	$5,657,728
Net loss						(867,127)	(867,127)
Balance – September 30, 2021	3,500,000	$350	6,950,072	$695	$13,319,980	$(8,530,424)	$4,790,601

(1) As restated for Class A shares subject to redemption (See Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Nine Months
Ended September 30,
2021 (Unaudited)
Cash Flows from Operating Activities:
Net loss	$(8,510,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	4,597,738
Offering cost allocated to warrant liability	299,523
Interest earned on investments held in Trust Account	(12,416)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(629,798)
Related party receivable	(215,653)
Accounts payable and accrued offering costs	2,257,621
Net cash used in operating activities	(2,213,409)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(278,002,870)
Net cash used in investing activities	(278,002,870)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	238,142,813
Proceeds from sale of Private Placement Units	35,000,000
Proceeds from sale of Private Placement Warrants	6,860,057
Proceeds from promissory note – related party	330,653
Net cash provided by financing activities	280,333,523

Net Change in Cash	117,244
Cash — Beginning of period	—
Cash — End of period	$117,244

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred Offering Cost	$557,663
Proceeds from Related Party for Offering Cost	$105,927
Class A ordinary share subject to possible redemption	$243,002,870
Initial Classification of Warrant liability	$14,916,913
Deferred underwriting fee payable	$8,505,100

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of May 10, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aurora Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Better HoldCo, Inc., a Delaware corporation (“Better”). There was no business activity for the period October 7, 2020 (inception) to December 31, 2020. All activity for the period from October 7, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and activities in connection with entering into the Merger Agreement. Since our Initial Public Offering, our only costs have been identifying a target for our initial Business Combination, negotiating the transaction with Better, and maintaining our Company and SEC reporting. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

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

On March 10, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 2,300,287 Units issued for an aggregate amount of $23,002,870 in gross proceeds ($22,542,813 of net proceeds). In connection with the underwriters’ partial exercise of their over-allotment option, the Company also consummated the sale of an additional 306,705 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total proceeds of $460,057. A total of $23,002,870 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account, excluding interest, to $278,002,870 (see Note 8) as of September 30, 2021.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the sale of the Novator Private Placement Units, the sale of the Private Placement Warrants and the partial exercise of the underwriters’ over-allotment option, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination and to pay the deferred portion of the underwriters’ discount associated with the Initial Public Offering and partial exercise of the underwriters’ over-allotment option. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, the exercise of the over-allotment option and Novator Private Placement, management has agreed that $10.00 per Unit sold in the Initial Public Offering, and in connection with the sale of the Novator Private Placement Units, including proceeds of the sale of the Private Placement Warrants and Novator Private Placement Units will be held in a Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

If the Company seeks shareholder approval in connection with a Business Combination, it will need to receive an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company (assuming a quorum is present). If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote their Founder Shares (as defined in Note 5), Novator Private Placement Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent public accountants), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

As a condition to the consummation of the Business Combination, the board of directors of the Company has unanimously approved a change of the Company's jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. In connection with the consummation of the Business Combination, the Company will change its name to “Better Home & Finance Holding Company.”

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

Liquidity and Management’s Plan

As of September 30, 2021, the Company had $117,244 in its operating bank account, and a working capital deficit of $2,202,064.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. In addition to the excess of funds, the Company issued an unsecured promissory note (the “Note”) to the Sponsor (“Payee”), pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. Should the Company’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $5,000,000. This amount would be reflective of estimated total costs of the Company through November 15, 2022 in relation to the business combination, in the event the business combination is unsuccessful. The Note was non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of a Business Combination or one year from the date of this filing.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Investments held in trust account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Deferred offering costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption would be classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Warrant Liability

At September 30, 2021, there were 6,075,072 Public Warrants and 5,448,372 Private Placement Warrants outstanding (including warrants included in the Novator Private Placement Units). The Company accounts for the Public Warrants and Private Placement Warrants (including warrants included in the Novator Private Placement Units) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares are reduced for the effect of an aggregate of 249,928 Class B ordinary shares that were forfeited when the over-allotment option was partially exercised by the underwriters within the 45-day window (see Note 5). The Company has not considered the effect of the Warrants sold in the Public Offering and Private Placement Warrants to purchase an aggregate of 11,523,444 shares in the calculation of diluted loss per share in connection with the Novator Private Placement Units, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of net earnings (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating net earnings (loss) per share. The amount of accretion of Class A common stock subject to redemption to the redemption value is excluded from earnings per share as the redemption value approximates fair value. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

	Nine Months Ended	Three Months Ended
	September 30, 2021	September 30, 2021
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption	$(6,148,858)	$(606,366)
Net earnings attributable to Class A Common Stock subject to possible redemption	$(6,148,858)	$(606,366)

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	24,300,287
Basic and diluted net earnings per share, Class A Common Stock subject to possible redemption	$(0.25)	$(0.02)

Non-Redeemable Class A and Class B Common Stock
Numerator: Net loss minus net earnings
Net income (loss)	$(2,361,566)	$(260,761)
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	—	—
Non-redeemable net income (loss)	$(2,361,566)	$(260,761)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,332,906	10,450,072
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.25)	$(0.02)

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

Restatement of Previously Issued Financial Statements

The Company restated its previously issued financial statements to classify Class A common stock subject to redemption in temporary equity at redemption value. In the Company’s previously issued financial statements, the Class A subject to redemption were originally recorded at the correct full redemption value. In the subsequent periods, beginning with the period ending March 8, 2021, the Class A shares were restated to account for the initial classification of the warrant liability. Class A shares subject to redemption were then restated and presented net of the warrant value and costs associated with the issuance of warrants.

In light of the recent SEC Staff communications, management, in accordance with ASC 480-10-S99, has restated its financial statements to classify the Class A shares subject to redemption to full redemption value and prospectively corrected the error for the current period as of September 30, 2021.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to any previously presented financial statements and such previously presented financial statements could not still be relied upon. Additionally, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report the Class A shares to their redemption amount. As such, the Company is restating in this quarterly report those periods presented herein that would have been impacted.

Impact of the Restatement

The Company’s accounting for the Class A subject to redemption did not have any effect on the Company’s previously reported assets or liabilities. The impact of the restatement of the Company’s previously issued financial statements is reflected in the following table:

	As
	Reported	Adjustments	As Restated
Balance sheet as of March 8, 2021
Class A common Stock	$206,117,833	13,882,167	220,000,000
Shareholders’ equity (deficit):
Additional paid-in capital	28,705,110	(13,882,167)	14,822,943
Total shareholders’ equity (deficit):	28,393,202	(13,882,167)	14,511,035

	As
	Reported	Adjustments	As Restated
Balance sheet as of March 31, 2021 and
Statement of Changes in Shareholders’ Equity (Deficit) for three months ended March 31, 2021
Class A common Stock	$228,085,957	14,916,913	243,002,870
Shareholders’ equity (deficit):
Additional paid-in capital	28,236,868	(14,916,913)	13,319,955
Total shareholders’ equity (deficit):	$25,983,027	(14,916,913)	11,066,114
Statement of Cash Flows for three months ended March 31, 2021
Class A ordinary share subject to possible redemption	$228,085,957	14,916,913	243,002,870

	As
	Reported	Adjustments	As Restated
Balance sheet as of June 30, 2021 and
Statement of Changes in Stockholders’ Equity (Deficit) for six months ended June 30, 2021
Class A common Stock	$228,085,957	14,916,913	243,002,870
Stockholders’ equity (deficit):
Additional paid-in capital	28,236,893	(14,916,913)	13,319,980
Total stockholders’ equity (deficit):	$20,574,641	(14,916,913)	5,657,728
Statement of Cash Flows for the six months ended June 30, 2021
Class A ordinary share subject to possible redemption	$228,085,957	14,916,913	243,002,870

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering (and the partial exercise of the underwriter’s over-allotment option), the Company sold 24,300,287 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

In connection with the IPO, the Company granted the underwriters a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments, if any, and on March 10, 2021, the underwriters partially exercised this over-allotment option (see Note 6).

NOTE 4. PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor, and certain of the Company’s directors and officers purchased an aggregate of 4,266,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $6,400,000 from the Company. The Sponsor and certain of the Company’s directors and officers have agreed to purchase up to an additional 440,000 Private Placement Warrants, for an aggregate purchase price of an additional $660,000, if the over-allotment option is exercised in full in part by the underwriters. On March 10, the Sponsor and certain of the Company’s directors and officers purchased 306,705 Private Placement Warrants for an additional aggregate purchase price of $460,057 in connection with the partial exercise of the underwriter’s over-allotment option. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares and the shares included in the Novator Private Placement Units (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Director Services Agreement

On October 15, 2021, Merger Sub entered into a Director’s Services Agreement (the “DSA”) by and among Merger Sub, Caroline Jane Tucker (the “Director”), and the Company, effective as of May 10, 2021. Under the terms of the DSA, the Director is to provide services to Merger Sub which include acting as a non-executive director and president and secretary of Merger Sub in consideration of $50,000 of annual payments (and in certain circumstances an incremental hourly fee of $500). On October 29, 2021, the DSA was amended and was ratified by Compensation Committee on November 3, 2021.  As of September 30, 2021, $19,726 in fees had been expensed.

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

Should the Company’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $5,000,000. This amount would be reflective of estimated total costs of the Company through November 15, 2022 in relation to the business combination, in the event the business combination is unsuccessful. As of September 30, 2021 the amount outstanding under the Promissory Note is $462,295.

Related Party Receivable

Better, the target of the Company’s prospective merger, has a side letter agreement with each of Pine Brook Capital Partners II, L.P. (“Pine Brook”) and another Better stockholder where Better has the right to repurchase for de minimis consideration for an aggregate amount of 1,898,734 shares of Better Capital Stock prior to the Closing (1,875,000 from Pine Brook). Better has agreed to reimburse the Company for costs incurred in relation to the Pine Brook litigation (see Note 6). Hence the Company has recorded a related party receivable as of September 30, 2021 in the amount of $215,653 for costs incurred in relation to this litigation.

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

Registration Rights

Pursuant to a registration and shareholder rights agreement entered into on March 3, 2021, the Sponsor and the Company’s directors and executive officers have rights to require the Company to register any of its securities held by them for resale under the Securities Act. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, the holders of the Founder Shares, Private Placement Warrants, Novator Private Placement Shares, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, Novator Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit (including the Units sold in connection with the underwriters' partial exercise of their over-allotment option). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Litigation Matters

Aurora and its affiliate, Merger Sub (together, “Aurora”), were named as co-defendants with Better in a lawsuit initially filed in July 2021 by Pine Brook. Pine Brook sought, among other things, declaratory judgments and damages in relation to a side letter agreement that had been entered into with Better in 2019, as well as a lockup provision restricting the transfer of stock after the merger with Better for any holders of 1% or more of Better’s pre-merger shares for a period of 6 months post-merger. Aurora was named as a defendant only with respect to the lockup claims. On November 1, 2021, the parties to the lawsuit entered into a confidential settlement agreement, resolving all claims in the above action, and the action was dismissed with prejudice pursuant to the court’s November 3, 2021 order.

In addition, Aurora has also received two demand letters from stockholders of the Company regarding the Company’s registration statement filed with the United States Securities and Exchange Commission in connection with the Business Combination. The stockholders allege that the Registration Statement omits material information with respect to the Business Combination, and demand that the Company provides corrective disclosures to address the alleged omissions. No lawsuits have been filed in relation to the stockholder demand letters.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 3,500,000 Class A ordinary shares issued and outstanding, excluding 24,300,287 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 6,950,072 Class B ordinary shares issued and outstanding of which an aggregate of 249,928 Class B ordinary shares were not forfeited in connection with the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Founder Shares will automatically convert into Class A ordinary shares on the day of the closing of an initial Business Combination, or earlier at the option of the holders thereof, at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering and the Novator Private Placement, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, members of the Company’s management team or any of the Company’s affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one. On the first business day following the consummation of the Business Combination at a ratio such that the total number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of Class A ordinary shares (including any such shares issued following the exercise of the over-allotment option), plus (ii) the sum of (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any warrants issued in a private placement to the Sponsor or an affiliate of the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by public shareholders in connection with the Business Combination. In no event will any Founder Shares convert into Class A ordinary shares at a ratio that is less than one-for-one.

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

Redemption of Warrants for Cash When the Price per Class A Ordinary Share Equals or Exceeds $18.00—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sales price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

At September 30, 2021, investments held in the Trust account were comprised of $278,015,286 in money market funds which are invested primarily in U.S. Treasury Securities. As of September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in June 2021 after the Public Warrants were separately listed and traded.

The fair value of the Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account – money market funds	$278,015,286	$—	$—
Liabilities:
Derivative public warrant liabilities	9,598,614	—	—
Derivative private warrant liabilities	—	—	9,916,037
Total Fair Value	$287,613,900	$—	$9,916,037

The following table provides the significant unobservable inputs used in the Modified Black Scholes model to measure the fair value of the Private Placement Warrants:

	At March 8, 2021 (Initial	As of September 30,
	Measurement)	2021
Stock price	10.02	9.93
Strike price	11.50	11.50
Probability of completing a Business Combination	90.0%	100%
Remaining term (in years)	5.5	5.0
Volatility	15.00%	25.00%
Risk-free rate	0.96%	0.98%
Fair value of warrants	0.86	1.82

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2020	$—
Initial measurement at March 8, 2021	13,882,167
Initial measurement of over-allotment warrants	1,034,746
Change in valuation inputs or other assumptions	1,836,968
Fair value as of March 31, 2021	$16,753,881
Transfer of Public Warrants to Level 1	(6,075,072)
Change in valuation inputs or other assumptions	(54,483)
Fair value as of June 30, 2021	10,624,326
Change in valuation inputs or other	(708,289)
Fair value as of September 30, 2021	$9,916,037

The Company recognized a loss in connection with the changes in fair value of warrant liabilities of $4,597,734 for the nine months ended September 30, 2021 and a gain in connection with the changes in fair value of warrant liabilities of $1,437,239 for the three months ended September 30, 2021.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 15, 2021, the date that the financial statement was issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On October 4, 2021 and November 8, 2021 the Company borrowed an additional amount of $450,000 and $350,000 under the terms of the promissory note for $2,000,000. On November 2, 2021, the Company received written confirmation should the Company’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $5,000,000.

On October 29, 2021, the Company filed an amended S-4 with the Securities and Exchange Commission (SEC) for the effective Business Combination with Better Home & Finance Holding Company. Furthermore, a second amendment to the S-4 was made on November 10, 2021.

As of November 3, 2021, the Pine Brook litigation is fully resolved and the lawsuit was dismissed with prejudice.

On October 15, 2021, Merger Sub entered into a Director’s Services Agreement (the “DSA”) by and among Merger Sub, Caroline Jane Tucker (the “Director”), and the Company, effective as of May 10, 2021. Under the terms of the DSA, the Director is to provide services to Merger Sub which include acting as a non-executive director and president and secretary of Merger Sub in consideration of $50,000 of annual payments (and in certain circumstances an incremental hourly fee of $500). On October 29, 2021, the DSA was amended and was ratified by Compensation Committee on November 3, 2021. Additionally, the Company entered into an amendment to the Merger Agreement, dated October 27, 2021, by and among the Company, Better and Merger Sub. A second amendment was subsequently made to the Merger Agreement and approved on November 8, 2021.

On November 1, 2021, the Company terminated the services of Continental Stock Transfer & Trust Company (“Continental”) as transfer agent and registrar and appointed Computershare Inc. as its new transfer agent via an appointment and termination of agent letter, effective as of the Second Effective Time (as defined in the Merger Agreement). Furthermore, pursuant to Section 8.2.2. of the Company’s Warrant Agreement, dated March 3, 2021, between the Company and Continental, as warrant agent, herein incorporated by reference, the Company notified Continental that it shall be terminated as the warrant agent and Computershare be appointed as the new warrant agent, effective as of the Second Effective Time (as defined in the Merger Agreement).

On November 8, 2021, Khurram Kayani was appointed corporate secretary of the Company in the place of Prabhu Narasimhan with immediate effect.

On November 9, 2021, the Sponsor Agreement was amended and restated so that the Sponsor shall forfeit upon the Closing of fifty percent of the Acquiror Private Placement Warrants held by Sponsor as of the date of the Agreement.

On November 10, 2021, the Company approved entering into the Plan of Domestication (as defined in the registration statement filed with the United States Securities and Exchange Commission in connection with the Business Combination (the “Registration Statement”)), incorporated by reference herein.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on October 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. As of September 30, 2021, we have selected a business combination target and have initiated substantive discussions, directly or indirectly, with a business combination target with respect to an initial Business Combination with us. On May 11th, 2021, Better HoldCo, Inc. (“Better”), one of the fastest-growing digital homeownership platforms in the United States and we announced that we have entered into a definitive merger agreement that will transform Better into a publicly-listed company. This transaction reflects an implied equity value for Better of approximately $6.9 billion and a post-money equity value of approximately $7.7 billion.

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

Results of Operations

Our entire activity since inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the periods from December 31, 2020 through September 30, 2021, and from June 30, 2021 through September 30, 2021, we had net loss of $(8,510,424) and $(867,126), which consisted of a $(4,597,738) and $1,437,297 gain (loss) from changes in the fair value of derivative warrant liabilities, and offering costs allocated to warrant liabilities of $299,523 and $0, and $3,625,580 and $2,313,716 in general and administrative costs.

We classify the warrants issued in connection with our Initial Public Offering and the sale of the Novator Private Placement Units and the Private Placement Warrants as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from December 31, 2020 through September 30, 2021 and from June 30, 2021 through September 30, 2021, the change in fair value of warrants was an increase of $4,597,738 and a decrease of $1,437,297.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, as of September 30, 2021, we had a working capital deficiency of $2,202,064.

The net proceeds from (i) the sale of the units in the Initial Public Offering, after deducting offering expenses of $581,484 and underwriting commissions of $4,860,057 based on the underwriters’ partial exercise of their over-allotment option (excluding deferred underwriting commissions of $8,505,100) (ii) the sale of the private placement warrants for a purchase price of $1.50 which accounts for the underwriters’ partial exercise of their over-allotment option and (iii) the Novator private placement units equaled $278,002,870, which is held in the trust account and includes the deferred underwriting commissions described above. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1,418,516 is not held in the trust account and was used to fund working capital in connection with a business combination.

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

Prior to the completion of our Business Combination, we have used $1,418,516 of proceeds held outside the trust account. The use of these funds is to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to prepare and make required securities filings, listing application and pay legal and professional fees.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination or to fund certain other expenses (including officer expenses to the extent in excess of our estimates and expenses relating to payments due to one of our officers) our Sponsor or its affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts (and at the option of the lender, up to $2,000,000). Should the Company’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $5,000,000. This amount would be reflective of estimated total costs of the Company through November 15, 2022 in relation to the business combination, in the event the business combination is unsuccessful. The loan is non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the loan.

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

Related Party Transactions

On December 9, 2020 our Sponsor paid $25,000, or $0.004 per share, to cover certain offering and formation costs of the company in exchange for 5,750,000 founder shares. During February 2021, we effectuated a share dividend of 1,006,250 Class B ordinary shares and subsequently cancelled 131,250 Class B ordinary shares resulting in an aggregate of 6,625,000 founder shares being issued and outstanding. In March 2021, the Company effectuated a share dividend of 575,000. As of September 30, 2021, the total founder shares outstanding equaled 6,950,072 Class B ordinary shares due to the expiration of the 45 day window to exercise the full over-allotment, of which 249,928 Class B ordinary shares were cancelled. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering, the exercise of the underwriters’ over-allotment option, and the sale of the Novator Private Placement Units. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to our Company by the aggregate number of founder shares issued. If we increase or decrease the size of the offering we will effect a share dividend or a share contribution back to capital or other appropriate mechanism, as applicable, with respect to our Class B ordinary shares immediately prior to the consummation of the offering in such amount as to maintain the ownership of our initial shareholders at 20.0% of our issued and outstanding ordinary shares upon the consummation of this offering and the Novator private placement.

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

In addition, our sponsor and certain of our officers and directors purchased an aggregate of 4,266,667 Private Placement Warrants in a separate private placement which occurred concurrently with the closing of our Initial Public Offering for an aggregate purchase price of $6,400,000.

Additionally, our Sponsor loaned us up to $2,000,000 under an unsecured promissory note to be used for a portion of the expenses of our Initial Public Offering. As of September 30, 2021, $462,295 was outstanding under the Promissory Note and due to the Sponsor. Should the Company’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $5,000,000.

On October 15, 2021, Merger Sub entered into a Director’s Services Agreement (the “DSA”) by and among Merger Sub, Caroline Jane Tucker (the “Director”), and the Company, effective as of May 10, 2021. Under the terms of the DSA, the Director is to provide services to Merger Sub which include acting as a non-executive director and president and secretary of Merger Sub in consideration of $50,000 of annual payments (and in certain circumstances an incremental hourly fee of $500). On October 29, 2021, the DSA was amended and was ratified by Compensation Committee on November 3, 2021.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

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

Additionally, we have relied on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, we, as an “emerging growth company”, have elected to utilize certain exceptions, so that we are not required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the events that led to the Company’s restatement of its financial statements described below, as of September 30, 2021, a material weakness existed and our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Restatement of Previously Issued Financial Statements

We restate our prior position on accounting for complex accounting transactions and have provided an update to our March 8, 2021, March 31, 2021 and June 30, 2021 financial statements to reclassify the Company’s Class A shares subject to redemption as described in Note 2 of the accompanying financial statements. However, the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement to the classification of the Class A shares subject to redemption included in March 8, 2021, March 31, 2021 and June 30, 2021 audited financial statements, as described in Note 2 of the accompanying financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Aurora and its affiliate, Merger Sub (together, “Aurora”), were named as co-defendants with Better in a lawsuit initially filed in July 2021 by Pine Brook. Pine Brook sought, among other things, declaratory judgments and damages in relation to a side letter agreement that had been entered into with Better in 2019, as well as a lockup provision restricting the transfer of stock after the merger with Better for any holders of 1% or more of Better’s pre-merger shares for a period of 6 months post-merger. Aurora was named as a defendant only with respect to the lockup claims. On November 1, 2021, the parties to the lawsuit entered into a confidential settlement agreement, resolving all claims in the above action, and the action was dismissed with prejudice pursuant to the court’s November 3, 2021 order.

In addition, Aurora has also received two demand letters from stockholders of the Company regarding the Company’s Registration Statement filed with the United States Securities and Exchange Commission in connection with the Business Combination. The stockholders allege that the Registration Statement omits material information with respect to the Business Combination, and demand that the Company provides corrective disclosures to address the alleged omissions. No lawsuits have been filed in relation to the stockholder demand letters.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On October 15, 2021, Merger Sub entered into a Director’s Services Agreement (the “DSA”) by and among Merger Sub, Caroline Jane Tucker (the “Director”), and the Company, effective as of May 10, 2021. Under the terms of the DSA, the Director is to provide services to Merger Sub which include acting as a non-executive director and president and secretary of Merger Sub in consideration of $50,000 of annual payments (and in certain circumstances an incremental hourly fee of $500). On October 29, 2021, the DSA was amended and was ratified by Compensation Committee on November 3, 2021. Additionally, the Company entered into an amendment to the Merger Agreement, dated October 27, 2021, by and among the Company, Better and Merger Sub. A second amendment was subsequently made to the Merger Agreement and approved on November 8, 2021.

On November 1, 2021, the Company sent an appointment and termination of agent letter to Continental Stock Transfer & Trust Company (“Continental”) notifying Continental of its termination as transfer agent and registrar and appointment of Computershare Inc. as its new transfer agent, effective as of the Second Effective Time (as defined in the Merger Agreement). Furthermore, pursuant to Section 8.2.2.

of the Company’s Warrant Agreement, dated March 3, 2021, between the Company and Continental, as warrant agent, incorporated by reference herein, the Company notified Continental that it shall be terminated as the warrant agent and Computershare be appointed as the new warrant agent, effective as of the Second Effective Time (as defined in the Merger Agreement).

On November 8, 2021, Khurram Kayani was appointed corporate secretary of the Company in the place of Prabhu Narasimhan with immediate effect.

On November 9, 2021, the Sponsor Agreement was amended and restated so that the Sponsor shall forfeit upon the Closing fifty percent of the Private Placement Warrants held by Sponsor as of the date of the Agreement.

On November 10, 2021, the Company approved entering into the Plan of Domestication (as defined in the Registration Statement), incorporated by reference herein.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1

Amendment No. 1, dated October 27, 2021, to the Agreement and Plan of Merger, dated May 10, 2021, by and among Better HoldCo, Inc., Aurora Acquisition Corp., and Aurora Merger Sub I, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40143), dated October 29, 2021).

2.2	Plan of Domestication (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-258423), dated August 3, 2021).
4.1

Warrant Agreement, dated March 3, 2021, by and between Aurora Acquisition Corp. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40143), dated March 9, 2021).

*31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.1	Transfer Agent Termination Letter, dated November 1, 2021 by and between Aurora Acquisition Corp. and Continental Stock Transfer & Trust Company
*101.INS	XBRL Instance Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA ACQUISITION CORP.

Date: November 15, 2021		/s/ Arnaud Massenet
	Name:	Arnaud Massenet
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021		/s/ Caroline Harding
	Name:	Caroline Harding
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)