Form 10-K
period 2021-12-31
Aurora Acquisition Corp.
filed 2022-03-25
CIK 1835856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

AURORA ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40143	98-1628701
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on June 30, 2021, based on the closing price on that date of $9.91 on the Nasdaq Capital Market (the Nasdaq securities exchange tier the common stock was trading on at such time), was $240,809,650.42. For the purposes of calculating this amount only, all interested directors and executive officers of the Registrant have been treated as affiliates.

As of March 24, 2022, there were 27,800,287 shares of Class A common stock and 6,950,072 shares of Class B common stock of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to:

●	our ability to complete our initial business combination with Better Holdco, Inc. (“Better”), or any other initial business combination;
●	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the recent coronavirus (COVID-19) outbreak;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the delisting of our securities from Nasdaq Capital Market (“Nasdaq”) or an inability to have our securities listed on Nasdaq following a business combination;
●	our potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	our use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance following our initial business combination.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section of this Annual Report titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our initial shareholders have agreed to vote in favor of our initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	Any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing COVID-19 pandemic and the status of debt and equity markets.
●	The Sponsor, our directors, officers, advisors and their affiliates may elect to purchase public shares or public warrants from public shareholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A ordinary shares.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public shareholders may be less than $10.00 per share.
●	Public shareholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate an investment, therefore, a public shareholder may be forced to sell its public shares or warrants, potentially at a loss.
●	If the funds not being held in the trust account are insufficient to allow us to operate until March 8, 2023, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	The requirement that we complete our initial business combination by March 8, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.
●	Our warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of the Class A ordinary shares.
●	Our initial shareholders hold a substantial interest in us and will control the appointment of our board of directors until consummation of our initial business combination. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that a public shareholder does not support.
●	We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	We identified material weaknesses in our internal control over financial reporting. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner and we may be unable to maintain compliance with applicable stock exchange listing requirements, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	Past performance by our management team, directors and advisors may not be indicative of future performance of an investment in the company or in the future performance of any business we may acquire.

PART I

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our” refer to Aurora Acquisition Corp. prior to the consummation of the business combination.

Item 1. Business.

General

Aurora Acquisition Corp. (“Aurora”) is a blank check company incorporated on October 7, 2020 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. While Aurora may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, Aurora was initially focused on EMEA technology companies. Aurora has not engaged in any operations to date. Based on Aurora’s business activities, it is a “shell company” as defined under the Exchange Act because it has no operations and nominal assets consisting almost entirely of cash.

On March 8, 2021, Aurora consummated its initial public offering of its units, with each unit consisting of one Class A ordinary share and one-quarter of one public warrant, which included the full exercise by the underwriters of the over-allotment option. Concurrently with the closing of the offering, Aurora closed two separate private placements with Novator Capital Sponsor Ltd. (“ Sponsor”), and certain executive officers and directors of Aurora, generating $41,400,000 in additional gross proceeds, including 3,500,000 units at a price of $10.00 per unit, for gross proceeds of $35,000,000 and 4,266,667 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant, for gross proceeds of $6,400,000. The private placement warrants are identical to the warrants sold as part of the units in Aurora’s initial public offering except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company; (2) they (including the shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of Aurora’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares issuable upon exercise of these warrants) are entitled to registration rights.

Following the closing of Aurora’s initial public offering, a total of $255.0 million ($10.00 per unit) of the net proceeds from its initial public offering and the sale of the private placement warrants were placed in a trust account (the “trust account”). The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasury securities and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. As of December 31, 2021, funds in the trust account totaled $278,022,397. These funds will remain in the trust account, except for the withdrawal of interest to pay taxes, if any, until the earliest of (1) the completion of a business combination (including the closing), (2) the redemption of any public shares properly tendered in connection with a shareholder vote to amend Aurora’s Amended and Restated Memorandum and Articles of Association (as may be amended from time to time, the “Cayman Constitutional Documents”) to modify the substance or timing of Aurora’s obligation to redeem 100% of the public shares if it does not complete a business combination by March 8, 2023 and (3) the redemption of all of the public shares if Aurora is unable to complete a business combination by March 8, 2023 (or if such date is further extended at a duly called extraordinary general meeting, such later date), subject to applicable law.

Effecting Aurora’s Initial Business Combination

Better Transaction Summary

The Company is a blank check company incorporated on October 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. As of December 31, 2021, we have selected a business combination target and have initiated substantive discussions, directly or indirectly, with a business combination target with respect to an initial Business Combination with us. On May 11th, 2021, Better HoldCo, Inc. (“Better”), one of the fastest-growing digital homeownership platforms in the United States and we announced that we have entered into a definitive merger agreement that will transform Better into a publicly-listed company. This transaction reflects an implied equity value for Better of approximately $6.9 billion and a post-money equity value of approximately $7.7 billion.

No later than one business day before the expected Closing Date, Aurora will implement the Domestication by effecting a deregistration under Article 206 of the Cayman Islands Companies Law (2020 Revision) and a domestication under Section 388 of the Delaware General Corporation Law, pursuant to which Aurora’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware.

On the Closing Date, Better will merge with and into its parent, Aurora, with Aurora surviving and changing its corporate name from “Aurora Acquisition Corp.” to “Better Home & Finance Holding Company” in connection with closing the Business Combination.

Fair Market Value of Target Business

The rules of Nasdaq require that Aurora’s business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for the payment of taxes and excluding the amount of any deferred underwriting discount held in trust). Aurora’s board of directors determined that this test was met in connection with the proposed business combination.

Shareholder Approval of Business Combination

Aurora is seeking shareholder approval of the proposed business combination at the extraordinary general meeting, at which shareholders may elect to redeem their shares, regardless of if or how they vote in respect of the business combination proposal, into their pro rata portion of the trust account, calculated as of two business days prior to the consummation of the proposed business combination including interest earned on the funds held in the trust account and not previously released to us (net of taxes payable). Aurora will consummate the proposed business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and the condition precedent proposals (i.e., business combination proposal, the domestication proposal, the organizational documents proposals, the director election proposal, the stock issuance proposal, the incentive equity plan proposal, and the 2022 employee stock purchase plan (“ESPP”) proposal) are approved. Notwithstanding the foregoing, a public shareholder, together with any affiliate of such public shareholder or any other person with whom such public shareholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act), will be restricted from redeeming its public shares with respect to more than an aggregate of 15% of the public shares. Accordingly, if a public shareholder, alone or acting in concert or as a group, seeks to redeem more than 15% of the public shares, then any such shares in excess of that 15% limit would not be redeemed for cash.

The Sponsor and Unbound HoldCo Ltd., each a major Aurora shareholder, have agreed to, among other things, vote in favor of the Merger agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Aurora Holder Support agreement, and waive their redemption rights in connection with the consummation of the Business Combination with respect to any ordinary shares held by them. The ordinary shares held by the Sponsor will be excluded from the pro rata calculation used to determine the per-share redemption price. As of the date of this form 10-K, the Sponsor (including Aurora’s independent directors) owns 30.1% of the issued and outstanding ordinary shares.

At any time at or prior to the business combination, during a period when they are not then aware of any material nonpublic information regarding us or Aurora’s securities, the Sponsor, Better Home & Finance Holding Company (“Better Home & Finance”) or their respective directors, officers, advisors or respective affiliates may purchase public shares from institutional and other investors who vote, or indicate an intention to vote, against any of the condition precedent proposals, or execute agreements to purchase such shares from such investors in the future, or they may enter into transactions with such investors and others to provide them with incentives to acquire public shares or vote their public shares in favor of the condition precedent proposals. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of Aurora shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the Sponsor, Better Home & Finance or their respective directors, officers, advisors or respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholder would be required to revoke their prior elections to redeem their shares. The purpose of such share purchases and other transactions would be to increase the likelihood of (1) satisfaction of the requirement that holders of a majority of the ordinary shares (or a majority of the Aurora Class B ordinary shares, as applicable), represented in person or by proxy and entitled to vote at the extraordinary general meeting, vote in favor of the business combination proposal, the director election proposal, the stock issuance proposal, the incentive equity plan proposal, the ESPP proposal and the adjournment proposal, (2) satisfaction of the requirement that holders of at least two-thirds of the ordinary shares, represented in person or by proxy and entitled to vote at the extraordinary general meeting, vote in favor of the domestication proposal and the organizational documents proposals, (3) satisfaction of the minimum cash condition, (4) otherwise limiting the number of public shares electing to redeem and (5) Better Home & Finance’s net tangible assets (as determined in accordance with Rule 3a5 1(g)(1) of the Exchange Act) being at least $5,000,001.

Liquidation if No Business Combination

If Aurora has not completed the business combination with Better by March 8, 2023 and has not completed another business combination by such date, in each case, as such date may be extended pursuant to Aurora’s Cayman Constitutional Documents, Aurora will: (1) cease all operations except for the purpose of winding-up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the shares of Better Home & Finance common stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest will be net of taxes payable), divided by the number of then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of Aurora’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Sponsor has entered into a letter agreement with Aurora, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their Aurora Class B ordinary shares if Aurora fails to complete its business combination within the required time period. However, if Sponsor owns any public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if Aurora fails to complete a business combination within the allotted time period.

The Sponsor and Aurora’s directors and officers have agreed, pursuant to a written agreement with Aurora, that they will not propose any amendment to the Cayman Constitutional Documents (A) to modify the substance or timing of Aurora’s obligation to allow for redemption in connection with Aurora’s initial business combination or to redeem 100% of its public shares if it does not complete its business combination by March 8, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless Aurora provides its public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest will be net of taxes payable), divided by the number of then-outstanding public shares. However, Aurora may not redeem its public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

Aurora expects that all costs and expenses associated with implementing its plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although it cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing Aurora’s plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, Aurora may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

The proceeds deposited in the trust account could, however, become subject to the claims of Aurora’s creditors, which would have higher priority than the claims of Aurora public shareholders. Aurora cannot assure you that the actual per-share redemption amount received by public shareholders will not be substantially less than $10.00. While Aurora intends to pay such amounts, if any, Aurora cannot assure you that Aurora will have funds sufficient to pay or provide for all creditors’ claims.

Although Aurora will seek to have all vendors, service providers (other than Aurora’s independent auditors), prospective target businesses and other entities with which Aurora does business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of Aurora public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against Aurora’s assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, Aurora’s management will perform an analysis of the alternatives available to it and will enter into an agreement with a third-party that has not executed a waiver only if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where Aurora may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Aurora is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of Aurora’s public shares, if Aurora has not completed an initial business combination within the required time period, or upon the exercise of a redemption right in connection with an initial business combination, Aurora will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. In order to protect the amounts held in the trust account, Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than Aurora’s independent auditors) for services rendered or products sold to us, or a prospective target business with which Aurora has discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third-party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under Aurora’s indemnity of the underwriters of Aurora’s initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (“Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third-party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. Aurora has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and Aurora believes that the Sponsor’s only assets are securities of Aurora and, therefore, the Sponsor may not be able to satisfy those obligations. None of Aurora’s other directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and the Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, Aurora’s independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While Aurora currently expects that Aurora’s independent directors would take legal action on Aurora’s behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that Aurora’s independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, Aurora cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

Aurora will seek to reduce the possibility that the Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than Aurora’s independent auditors), prospective target businesses and other entities with which Aurora does business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. The Sponsor will also not be liable as to any claims under Aurora’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act.

If Aurora files a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in Aurora’s insolvency estate and subject to the claims of third parties with priority over the claims of Aurora’s shareholders. To the extent any insolvency claims deplete the trust account, Aurora cannot assure you Aurora will be able to return $10.00 per share to Aurora public shareholders. Additionally, if Aurora files a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by Aurora’s shareholders. Furthermore, Aurora’s board of directors may be viewed as having breached its fiduciary duty to Aurora’s creditors or may have acted in bad faith, and thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. Aurora cannot assure you that claims will not be brought against us for these reasons.

Aurora public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) Aurora’s completion of an initial business combination, and then only in connection with those Aurora Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Cayman Constitutional Documents (A) to modify the substance or timing of Aurora’s obligation to allow redemption in connection with Aurora’s initial business combination or to redeem 100% of the public shares if Aurora does not complete an initial business combination by March 8, 2023 or (B) with respect to any other provision relating to the shareholders’ rights or pre-initial business combination activity; and (3) the redemption of the public shares if Aurora has not completed an initial business combination by March 8, 2023, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of Aurora warrants will not have any right to the proceeds held in the trust account with respect to the Aurora warrants.

Facilities

Aurora currently maintains its executive offices at 20 North Audley Street, London W1K 6LX, United Kingdom. Aurora considers its current office space adequate for Aurora’s current operations.

Employees

Aurora currently has three officers. Members of Aurora’s management team are not obligated to devote any specific number of hours to Aurora’s matters but they intend to devote as much of their time as they deem necessary to Aurora’s affairs until Aurora has completed the proposed business combination or any other initial business combination. The amount of time that any members of Aurora’s management team will devote in any time period will vary based on whether a target business has been selected for Aurora’s business combination and the current stage of the Business Combination process.

Competition

If Aurora succeeds in effecting the business combination, there will be, in all likelihood, significant competition from Better’s competitors. Aurora cannot assure you that, subsequent to the business combination, Better will have the resources or ability to compete effectively. Information regarding Better’s competition is set forth in the sections entitled “Information about Better—Our Competitors” in the Registration Statement on Form S-4/A filed on February 11, 2022.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and an investor could lose all or part of its investment. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Relating to Consummation of a Business Combination Transaction

Our initial shareholders have agreed to vote in favor of our initial business combination, regardless of how our public shareholders vote.

The Sponsor and the major Aurora shareholders (consisting of Shravin Mittal who owns his shares through Unbound HoldCo Ltd. and is also a member of the board of directors of Aurora), have agreed to, among other things, vote in favor of the merger agreement and the transactions contemplated thereby, and to waive their redemption rights in connection with the consummation of the business combination with respect to any ordinary shares held by them, in each case, subject to the terms and conditions contemplated by the Aurora holder support agreement, dated as of May 10, 2021. The ordinary shares held by the Sponsor will be excluded from the pro rata calculation used to determine the per-share redemption price. The Sponsor and Shravin Mittal, who owns his shares through Unbound HoldCo Ltd., own 23.1% and 6.2% of the issued and outstanding ordinary shares, respectively. Accordingly, pursuant to the Aurora holder support agreement by the agreement by our Sponsor and major Aurora shareholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

The initial business combination agreement with the prospective target requires as a closing condition that we have a minimum available cash amount. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions or such greater amount necessary to satisfy the closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we entered into an agreement for our initial business combination, we did not know and still do not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. Our initial business combination agreement requires us to have a minimum amount of cash at closing, thus we have reserved a portion of the cash in the trust account to meet such requirements. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholder to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that a public shareholder would have to wait for liquidation in order to redeem its stock.

Our initial business combination agreement requires us to have a minimum amount of cash at closing, which increases the probability that our initial business combination would be unsuccessful. If our initial business combination is unsuccessful, a public shareholder would not receive its pro rata portion of the trust account until we liquidate the trust account. If a public shareholder is in need of immediate liquidity, such public shareholder could attempt to sell its shares in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, a public shareholder may suffer a material loss on its investment or lose the benefit of funds expected in connection with our redemption until we liquidate or such public shareholder is able to sell its shares in the open market.

The requirement that we complete our initial business combination by March 8, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by March 8, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing COVID-19 pandemic and the status of debt and equity markets.

Since December 2019, a novel strain of coronavirus has spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary, Alex M. Azar II, declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.” The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economics and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Cayman Constitutional Documents provide that we must complete our initial business combination by March 8, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, or at such date as may be extended pursuant to Aurora’s Cayman Constitutional Documents, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Better Home & Finance common stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (less up to $100,000 of interest to pay dissolution expenses and which interest will be net of taxes payable), divided by the number of then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of Aurora’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share (which was the offering price per unit in our initial public offering)” and other risk factors below.

Legal proceedings in connection with a proposed business combination in the future, the outcomes of which are uncertain, could delay or prevent the completion of the business combination.

In connection with a proposed business combination, it is not uncommon for lawsuits to be filed against companies involved and/or their respective directors and officers alleging, among other things, that the proxy statement/prospectus contains false and misleading statements and/or omits material information concerning the business combination. Aurora received demand letters from two putative shareholders of Aurora dated August 26, 2021 and September 14, 2021 (the “Demands”) generally alleging that the registration statement on Form S-4 that Aurora filed with the SEC on August 3, 2021 omits material information with respect to Aurora’s proposed Business Combination with Better. The Demands seek the issuance of corrective disclosures in an amendment or supplement to the registration statement. It is possible that one or more additional legal actions may arise in connection with a proposed business combination and defending such lawsuits could require us to incur significant costs and draw the attention of our management team away from a proposed business combination. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time a proposed business combination is consummated may adversely affect the combined company’s business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent a proposed business combination from becoming effective within an agreed upon timeframe.

The Sponsor, our directors, officers, advisors and their affiliates may elect to purchase public shares or public warrants from public shareholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A ordinary shares.

If we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the Sponsor, our directors, officers, advisors or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the Sponsor, our directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination, or to satisfy a closing condition in the merger agreement with target that requires us to have a minimum cash amount at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which may include the requirement that a beneficial holder must identify itself. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

If we do not conduct redemptions pursuant to the tender offer rules, and if a public shareholder or a “group” of public shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, a public shareholder will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

As part of shareholder approval of our initial business combination, if we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, a public shareholder, together with any affiliate of such public shareholder or any other person with whom such public shareholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)), will be restricted from redeeming its public shares with respect to more than an aggregate of 15% of the public shares. Accordingly, if a public shareholder, alone or acting in concert or as a group, seeks to redeem more than 15% of the public shares, then any such shares in excess of that 15% limit would not be redeemed for cash. However, we would not be restricting our shareholders’ ability to vote all of their shares for or against our initial business combination.

If the funds not being held in the trust account are insufficient to allow us to operate until March 8, 2023, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until March 8, 2023, assuming that our initial business combination is not completed during that time. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of the trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation. If we are required to seek additional capital, we would need to borrow funds from the Sponsor, our management team or other third parties to operate or may be forced to liquidate. None of the Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share (which was the offering price per unit in our initial public offering).

Aurora’s placing of funds in the trust account may not protect those funds from third-party claims against Aurora. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third-party that has not executed a waiver only if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our business combination within the required time period, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors.

The Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third-party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of our company. The Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked the Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of the Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and the Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public shareholders may be less than $10.00 per share.

The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $255 million, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $255 million as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board of directors may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i)the completion of a business combination (including the Closing), (2) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Cayman Constitutional Documents to modify the substance or timing of Aurora’s obligation to redeem 100% of the public shares if it does not complete a business combination by March 8, 2023 and (3) the redemption of all of the public shares if Aurora is unable to complete a business combination by March 8, 2023 (or if such date is further extended at a duly called extraordinary general meeting, such later date), subject to applicable law.. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of the trust account and our warrants will expire worthless.

Neither the Aurora board of directors nor any committee thereof obtained a third-party valuation in determining whether or not to pursue the initial business combination.

Neither the Aurora board of directors nor any committee thereof is required to obtain an opinion that the price that we are paying for Better is fair to us from a financial point of view. Neither the Aurora board of directors nor any committee thereof obtained a third-party valuation in connection with the business combination. In analyzing the initial business combination, the Aurora board of directors and management conducted due diligence on Better. The Aurora board of directors reviewed comparisons of selected financial data of Better with its peers in the industry and the financial terms set forth in the merger agreement, and concluded that the business combination was in the best interest of Aurora’s shareholders. Accordingly, investors will be relying solely on the judgment of the Aurora board of directors and management in valuing Better. The lack of a third-party valuation may also lead an increased number of shareholders to vote against the business combination, which could potentially impact our ability to consummate the initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application, especially as applied to special purpose acquisition companies, may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

If we have not completed an initial business combination by March 8, 2023, our public shareholders may be forced to wait until after March 8, 2023 before redemption from the trust account.

If we have not completed our initial business combination by March 8, 2023 (or if such date is further extended at a duly called extraordinary general meeting, such later date), we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest to pay dissolution expenses and which interest will be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding-up of our affairs. Any redemption of public shareholders from the trust account will be affected automatically by function of the Cayman Constitutional Documents prior to any voluntary winding-up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding-up, liquidation and distribution must comply with the applicable provisions of the Cayman Islands Companies Act. In that case, investors may be forced to wait beyond March 8, 2023 (or if such date is further extended at a duly called extraordinary general meeting, such later date), before the redemption proceeds of the trust account become available to them, and they receive the return of their pro rata portion of the proceeds from the trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our Cayman Constitutional Documents and only then in cases where investors have properly sought to redeem their public shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our Cayman Constitutional Documents prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders.

Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

We have not registered the Aurora Class A ordinary shares and the Aurora Class B ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not registered the Aurora Class A ordinary shares and the Aurora Class B ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than thirty business days after the closing of the initial business combination, we will use commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Aurora Class A ordinary shares and the Aurora Class B ordinary shares, issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective within 30 business days after the closing of the Company’s initial business combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If any such registration statement has not been declared effective by the 30th business day following the closing of the Company’s initial business combination, holders of the warrants shall have the right, during the period beginning on the 31st business day after the closing of the business combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the Company shall fail to have maintained an effective registration statement covering the Aurora Class A ordinary shares and the Aurora Class B ordinary shares, issuable upon exercise of the warrants, to exercise such warrants on a “cashless basis,” by exchanging the warrants (in accordance with Section 3(a)(9) of the Securities Act (or any successor rule) or another exemption) However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from state registration is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the above, if the Aurora Class A ordinary shares and the Aurora Class B ordinary shares are at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Aurora Class A ordinary shares and the Aurora Class B ordinary shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If a warrant holder exercises its public warrants on a “cashless basis,” such holder will receive fewer Class A ordinary shares and Class B ordinary shares from such exercise than if such holder were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the Class A ordinary shares and Class B ordinary shares issuable upon exercise of the warrants is not effective by the 30th business day following the closing of the Company’s initial business combination,, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A ordinary shares and Class B ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the filing of such registration statement, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, under certain circumstances, warrant holders will be able to exercise their warrants on a cashless basis.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the initial public offering, our initial shareholders and their permitted transferees can demand that we register the ordinary shares into which are founder shares are convertible, the private placement warrants, the ordinary shares issuable upon exercise of the private placement warrants held, or to be held, by them, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of the trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments required substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of the trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

We may issue additional securities or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we currently have no commitments to issue any debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue additional Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Cayman Constitutional Documents authorize the issuance of up to The Cayman Constitutional Documents authorize 555,000,000 shares, consisting of 500,000,000 Class A ordinary shares, 50,000,000 Aurora Class B ordinary shares and 5,000,000 preference shares. As of December 31, 2021, the total founder shares outstanding are 6,950,072 Class B ordinary shares. The founder shares will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the fifth an anniversary of our initial business combination.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. The issuance of additional shares of ordinary shares or preferred shares, including any forward purchase shares:

●	may significantly dilute the equity interest of investors;
●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A ordinary shares.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our shareholders do not agree.

Our Cayman Constitutional Documents do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to the Sponsor, our officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of a proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Our initial shareholders hold a substantial interest in us and will control the appointment of our board of directors until consummation of our initial business combination. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that a public shareholder does not support.

Our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that a public shareholder does not support, including amendments to our Cayman Constitutional Documents and approval of major corporate transactions. If our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our public shares. In addition, prior to our initial business combination, our initial shareholders will have the right to appoint all of our directors and may remove members of the board of directors for any reason. Holders of our public shares will have no right to vote on the appointment of directors during such time. As a result, a public shareholder will not have any influence over the appointment of directors prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Relating to Our Management Team

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join the Company following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of the post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place.

These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, our officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of the post-combination business. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of the post-combination business.

Members of our management team and our board of directors and their respective affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team and our board of directors have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team and our board of directors and their respective affiliated companies have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and other entities to which they owe certain fiduciary or contractual duties. Any such opportunities may present additional conflicts of interest in pursuing an acquisition target, and our directors and officers may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

In addition, the Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, the Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. . Nevertheless, our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously and we are not limited by industry or geography in terms of the acquisition opportunities we can pursue.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Risks Relating to Our Securities

Public shareholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate an investment, therefore, a public shareholder may be forced to sell its public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i)the completion of a business combination (including the Closing), (2) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Cayman Constitutional Documents to modify the substance or timing of Aurora’s obligation to redeem 100% of the public shares if it does not complete a business combination by March 8, 2023 and (3) the redemption of all of the public shares if Aurora is unable to complete a business combination by March 8, 2023 (or if such date is further extended at a duly called extraordinary general meeting, such later date), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate its investment, an investor may be forced to sell its public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on the Nasdaq. There can be no assurance that our securities will continue to be listed on the Nasdaq or other national securities exchange in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the Nasdaq’s initial listing requirements, in order to continue to maintain the listing of our securities on the Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share. There can be no assurance that we will be able to meet those initial listing requirements at that time. If the Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary share is a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, ordinary shares and warrants are listed on the Nasdaq, our units, Class A ordinary shares and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq or other national securities exchange, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of shares of our Class A ordinary shares and Class B ordinary shares purchasable upon exercise of a warrant could be decreased, all without a holder’s approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions in the warrant agreement to the description of the terms of the warrants, curing or supplementing any defective provision or adding or changing any other provisions with respect to matters or questions arising under the agreement and to provide for delivery of alternative issuance. All other modifications or amendments, including any amendment to increase the warrant price or shorten the exercise period requires the vote or written consent of the holders of at least 50% of the then outstanding public warrants and solely with respect to any amendment to the terms of the private placement warrants, Novator private placement warrants or working capital warrants or any provision of the warrant agreement with respect to the private placement warrants, Novator private placement warrants or working capital warrants, at least 50% of the number of then outstanding private placement warrants, Novator private placement warrants or working capital warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of Class A ordinary shares and Class B ordinary shares purchasable upon exercise of a warrant.

Our warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of the Class A ordinary shares.

As described in our financial statements included in this Annual Report on Form 10-K, we are accounting for our issued and outstanding warrants as a warrant liability and is recording that liability at fair value upon issuance and is recording any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of increases in fair value may have an adverse effect on earnings, our balance sheet and statement of operations or the market price of the Class A ordinary shares.

Because each unit contains one-fourth of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-fourth of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless an investor purchases at least four units, such investor will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-fourth of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

General Risk Factors

We are a recently formed company with limited operating history and limited revenues, and a public shareholder has no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with a limited history of operating results. Because we have a limited operating history, public shareholders have a limited basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands and all of our activities to date have been related to our formation, our initial public offering and our search for a business combination target. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, directors and advisors may not be indicative of future performance of an investment in the company or in the future performance of any business we may acquire.

Past performance by our management team, directors and advisors, is not a guarantee (i) either of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Investors should not rely on the historical performance of our management team, directors and advisors as indicative of the future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward. Our management team, directors and advisors have had limited past experience with blank check and special purpose acquisition companies and no experience working together. The absence of experience working together may be exacerbated by the challenges associated with the COVID-19 pandemic.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders are governed by our Cayman Constitutional Documents and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman

Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

The courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

We identified material weaknesses in our internal control over financial reporting. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner and we may be unable to maintain compliance with applicable stock exchange listing requirements, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We restated our previously issued financial statements and accordingly identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to inadequate controls and oversight over the processes and procedures in applying guidance to complex accounting transactions. We have concluded that these material weaknesses arose because we did not have the business processes, personnel and related internal controls necessary to satisfy applicable accounting and financial reporting requirements.

If we identify any new material weaknesses or significant deficiencies in the future, any such newly identified material weakness or significant deficiency could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such cases, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses or significant deficiencies.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of Aurora’s initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700.0 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements and other disclosures with other public companies difficult or impossible.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Aurora currently maintains its executive offices at 20 North Audley Street, London W1K 6LX, United Kingdom and our telephone number is +44 20 3931 9785.

Item 3. Legal Proceedings.

Aurora received demand letters from two putative shareholders of Aurora dated August 26, 2021 and September 14, 2021 (the “Demands”) generally alleging that the registration statement on Form S-4 that Aurora filed with the U.S. Securities and Exchange Commission (“SEC”) on August 3, 2021 omits material information with respect to Aurora’s proposed Business Combination with Better. The Demands seek the issuance of corrective disclosures in an amendment or supplement to the registration statement.

Aurora was also a co-defendant in a litigation commenced in July 2021 by Pine Brook Capital Partners II, L.P. (“Pine Brook”), a current investor in Better (also a named defendant), seeking, among other relief, declaratory judgment in relation to a side letter that was entered into as part of the Series C Preferred Stock issuance by Better in 2019. The dispute was whether Better, in connection with the business combination, would be entitled to trigger a side letter provision allowing Better to repurchase 1,875,000 shares of Series A Preferred Stock for a total price of $1.00. Pine Brook disagreed with Better’s interpretation of the side letter, and Pine Brook filed litigation seeking declaratory judgment that Better did not have the right to repurchase any of its shares in connection with the merger agreement and that the lock-up included in the letter of transmittal that holders of 1% or more of Better’s capital stock were required to sign pursuant to the merger agreement is invalid and violates Delaware law.

On November 1, 2021, Better and Pine Brook reached a settlement agreement pursuant to which (1) Better is entitled to repurchase, for $1.00, an amount of aggregate merger consideration (as defined in the merger agreement) that Pine Brook receives in exchange for the common stock of Better into which 937,500 of Pine Brook’s shares of Better’s Series A Preferred Stock convert prior to the mergers; (2) Pine Brook agrees to be subject to much of the Better holder support agreement, except with respect to any lock-up obligation, (3) Better and Aurora agree to amend the merger agreement to waive or remove the lock up for holders of 1% or more of Better capital stock, (4) Mr. Newman, acting in his capacity as Pine Brook’s appointed member of the Better board, immediately resigned from the Better board of directors, and (5) the parties granted customary releases, including in relation to any potential breaches of fiduciary duties.

As of November 3, 2021, the Pine Brook litigation is fully resolved and the lawsuit was dismissed with prejudice.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

The Aurora units, Aurora Class A ordinary shares and Aurora warrants are currently listed on the Nasdaq Capital Market (“Nasdaq”) under the symbols “AURCU,” “AURC” and “AURCW,” respectively. Our units commenced public trading on March 4, 2021, and our public shares and public warrants commenced separate public trading on May 3, 2021.

(b)	Holders

On February 14, 2022, there was one holder of record of Aurora’s Class A ordinary shares, three holders of record of Aurora’s Class B ordinary shares, one holder of record of Aurora units and two holders of Aurora warrants.

(c)	Dividends

Aurora has not paid any cash dividends on its Class A ordinary shares to date and does not intend to pay cash dividends prior to the completion of the business combination. The payment of cash dividends in the future will be dependent upon the revenues and earnings, if any, capital requirements and general financial condition of Better Home & Finance subsequent to completion of the business combination. The payment of any cash dividends subsequent to the business combination will be within the discretion of Better Home & Finance’s board of directors. Aurora’s board of directors is not currently contemplating and does not anticipate declaring stock dividends nor is it currently expected that Better Home & Finance’s board of directors will declare any dividends in the foreseeable future. Further, the ability of Better Home & Finance to declare dividends may be limited by the terms of financing or other agreements entered into by Better Home & Finance or its subsidiaries from time to time.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to the “we,” “us,” “our,” the “Company” or “Aurora” refer to Aurora prior to the consummation of the business combination. The following discussion and analysis of Aurora’s financial condition and results of operations should be read in conjunction with Aurora’s consolidated financial statements and notes to those statements report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Aurora’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see the section entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors”

Overview

We are a blank check company incorporated on October 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. In April 2021, we selected Better HoldCo, Inc. (“Better”) as a business combination target and initiated substantive discussions with Better with respect to an initial business combination with us. On May 11, 2021, we announced that we have entered into a definitive merger agreement that will transform Better, one of the fastest-growing digital homeownership platforms in the United States, into a publicly-listed company. This transaction reflects an implied equity value for Better of approximately $6.9 billion and a post-money equity value of approximately $7.7 billion.

The issuance of additional shares in a business combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Aurora Class B ordinary shares resulted in the issuance of Aurora Class A ordinary shares on a greater than one-to-one basis upon conversion of the Aurora Class B ordinary shares.
●	may subordinate the rights of holders of Aurora Class A ordinary shares if preference shares are issued with rights senior to those afforded our Aurora Class A ordinary shares;
●	could cause a change in control if a substantial number of our Aurora Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present executive officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Aurora units, Aurora Class A ordinary shares and/or Aurora public warrants.

Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Aurora Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Aurora Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes; and
●	other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination.

Results of Operations and Known Trends or Future Events

Aurora’s entire activity since inception through December 31, 2021 related to Aurora’s formation, the preparation for the initial public offering and, since the closing of the initial public offering, the search for a prospective initial business combination that culminated in signing the merger agreement with Better on May 11, 2021. Aurora has neither engaged in any operations nor generated any revenues to date. Aurora will not generate any operating revenues until after completion of its business combination. Aurora will generate non-operating income in the form of interest income on cash and cash equivalents. Aurora expects to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, and for the period from October 7, 2020 (inception) through December 31, 2020, we had net loss of $5,038,765 and $20,000, which consisted of a $1,576,196 and $0 gain (loss) from changes in the fair value of derivative warrant liabilities, $1,056,000 and $0 gain (loss) from changes in the fair value of over-allotment option liabilities, offering costs allocated to warrant liabilities of $299,523 and $0, and $7,390,964 and $20,000 in general and administrative costs.

Aurora classifies the warrants issued in connection with our Initial Public Offering and the sale of the Novator Private Placement Units and the Private Placement Warrants as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the year ended December 31, 2021, and for the period from October 7, 2020 (inception) through December 31, 2020, the change in fair value of warrants was a decrease of $1,576,196 and $0.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, as of December 31, 2021, Aurora had working capital deficiency of $5,967,449.

The net proceeds from (i) the sale of the units in the initial public offering, after deducting offering expenses of $581,484 and underwriting commissions of $4,860,057 based on the underwriters’ partial exercise of their over-allotment option (excluding deferred underwriting commissions of $8,505,100), (ii) the sale of the private placement warrants for a purchase price of $1.50 which accounts for the underwriters’ partial exercise of their over-allotment option and (iii) the Novator private placement units, equaled $278,002,870, which is held in the trust account and includes the deferred underwriting commissions described above. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Aurora intends to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete its initial business combination. Aurora may withdraw interest to pay its income taxes, if any.

Aurora’s annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. Aurora expects the interest earned on the amount in the trust account will be sufficient to pay its income taxes. To the extent that Aurora’s equity or debt is used, in whole or in part, as consideration to complete its initial business combination, the remaining proceeds held in the trust account will be used to repay such debt, as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue Aurora’s growth strategies.

Prior to the completion of the business combination, Aurora will have available $1,418,516 of proceeds held outside the trust account. Aurora will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, prepare and make required securities filings, listing application and pay legal and professional fees.

Aurora does not believe it will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating its business prior to Aurora’s initial business combination. However, if Aurora’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, Aurora may have insufficient funds available to operate its business prior to its initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination or to fund certain other expenses (including officer expenses to the extent in excess of Aurora’s estimates and expenses relating to payments due to one of Aurora’s officers), Aurora’s Sponsor or its affiliates may, but are not obligated to, loan Aurora funds as may be required. If Aurora completes its initial business combination, Aurora would repay such loaned amounts (and at the option of the lender, up to $2,000,000). Should Aurora’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $8,000,000. This amount would be reflective of estimated total costs of Aurora through March 23, 2023 in relation to the business combination, in the event the business combination is unsuccessful. The loan is noninterest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by Aurora to such account as the payee may from time to time designate by written notice in accordance with the provision of the loan.

In the event that the Business Combination does not close, Aurora may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from Aurora’s trust account would be used for such repayment. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of Aurora’s initial business combination, Aurora does not expect to seek loans from parties other than its Sponsor or an affiliate of the Sponsor as Aurora does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in Aurora’s trust account.

Aurora expects its primary liquidity requirements during that period to include approximately $300,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $250,000 for consulting, travel and miscellaneous expenses incurred during the search for an initial business combination target; $75,000 for Nasdaq continued listing fees; and $35,000 for general working capital that will be used for miscellaneous expenses and reserves.

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

Critical Accounting Policies; Recent Accounting Pronouncements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could materially differ from those estimates. Aurora has identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

Aurora accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within Aurora’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Aurora’s Class A ordinary shares feature certain redemption rights that are considered to be outside of Aurora’s control and subject to the occurrence of uncertain future events.

Accordingly, at December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of Aurora’s balance sheet. The Sponsor and Aurora’s directors and officers have agreed to waive their redemption rights with respect to any Founder Shares, Novator Private Placement Shares and Public Shares held by them in connection with the completion of the business combination.

Net Loss Per Ordinary Share

Aurora complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted-average number of shares of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 24,300,287 Class A ordinary shares subject to possible redemption on December 31, 2021 have been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Aurora has not considered the effect of the warrants sold in Aurora’s initial public offering (including the consummation of the over-allotment units) and private placement to purchase an aggregate of 11,523,444 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

The Company’s statement of operations includes a presentation of income (loss) per share for Common Stock subject to possible redemption in a manner similar to the two-class method of income per common stock. According to SEC guidance, common stock that is redeemable based on a specified formula is considered to be redeemable at fair value if the formula is designed to equal or reasonably approximate fair value. When deemed to be redeemable at fair value, the weighted average redeemable shares would be included with the non-redeemable shares in the denominator of the calculation and initially calculated as if they were a single class of common stock.

Derivative Warrant Liabilities

The 6,075,072 Aurora public warrants and the 5,448,372 Aurora private warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Aurora public warrants issued in connection with our initial public offering was initially measured at fair value using a combination of Monte Carlo and Binomial Lattice models. The fair value of the Aurora private warrants issued in connection with our initial public offering was initially measured at fair value using a Black-Scholes Option Pricing Model and subsequently, the fair value of the Aurora private warrants has been estimated using a Black-Scholes Option Pricing Model each measurement date. The fair value of Aurora public warrants issued in connection with our initial public offering has subsequently been measured based on the listed market price of such Aurora public warrants.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on Aurora’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Report, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Arnaud Massenet	56	Chief Executive Officer
Prabhu Narasimhan	41	Chief Investment Officer
Caroline Harding	41	Chief Financial Officer and Director
Thor Björgólfsson	54	Chairman
Shravin Mittal	34	Director
Sangeeta Desai	46	Director
Michael Edelstein	54	Director

Arnaud Massenet

Arnaud Massenet has served as Chief Executive Officer since Aurora’s inception. Mr. Massenet holds a Bachelor of Arts from the Lincoln International School of Business in Paris, France and a Masters of Business Administration from the University of North Carolina. Mr. Massenet started his career in 1994 in banking at Morgan Stanley & Co. He became the Head of Morgan Stanley’s derivatives group in London, United Kingdom, in 1998. In 2003, Mr. Massenet started Lehman Brothers Inc.’s corporate derivatives group (Capital Market) before exiting in 2007 to start South West Capital, a hedge fund focused on real asset investments.

Mr. Massenet co-founded Net-a-Porter in 1999, largely financed by himself and Richemont Group. He was an active board member for more than 10 years, involved in all important strategic decisions including creation of the Outnet.com, Mr. Porter and Porter Magazine, finally culminating in a 2-step sale in 2010 and 2015 to the Richemont Group. Mr. Massenet is currently chairman of Grip, a subsidiary of Intros.at Ltd., an artificial intelligence company specialized in organizing virtual conferences for corporate and virtual meetings. He founded Grip in 2015 with two of the largest tech conference organizers; Reed Elsevier plc, and Founders Forum LLP. Mr. Massenet also backed many successful tech companies, including Deliveroo, Care Wish Ltd., Houzz Ltd., Urban Massage Ltd., Highsnobiety Inc., Invincible Ltd., and NGM Ltd., Ozon Ltd., and serves on the board of directors of Ahalife Holdings Inc., a large interior design platform based in New York, New York.

Prabhu Narasimhan

Prabhu Narasimhan has been our chief investment officer since our Company’s inception. Mr. Narasimhan has over 15 years of experience as a lawyer at three leading international law firms, two as partner (Mayer Brown, White & Case and Baker & McKenzie). During his time at White & Case, Mr. Narasimhan held the position of partner and Global Head of Family Offices, advising high net worth family offices on all transactional aspects (mergers and acquisitions, bank finance, tax, structuring and execution) of their investments. Mr. Narasimhan then moved to Baker & McKenzie to found their London headquartered Alternative Capital practice, acting as a senior strategic advisor to multi-billion dollar family offices and private equity funds on multibillion dollar mergers and acquisitions and equity and debt capital markets transactions worldwide. His re-structuring of ATP Media Operations Ltd.’s, or ATP Media, tennis broadcasting rights and his crafting of fiscal stimulus laws in Europe have been widely recognized and commended, particularly by the FT Innovative Lawyers awards.

Mr. Björgólfsson and Mr. Narasimhan have worked with each other since they met in 2014. Their shared interests and collaborative relationship, with Mr. Narasimhan serving as Mr. Björgólfsson’s trusted legal advisor, led them to explore the creation of a dynamic multi-asset investment firm with a developed markets focus, investing in both public and private financial instruments, in addition to selectively undertaking pre-initial public offering private equity investments, most particularly in media and technology. Mr. Narasimhan, together with Mr. Björgólfsson and Mr. Chiehmi Chan, co-founded in 2020 Novator Capital, an affiliate of our sponsor. Additionally, in 2020, Mr. Narasimhan was appointed to the board of directors as a director of the media company, Prime Focus World, N.V.

Caroline Harding

Caroline Harding has been Aurora’s chief financial officer since Aurora’s inception and serves on our board of directors. Ms. Harding qualified as a chartered accountant with Ernst & Young LLP in 2007. Prior to relocating to the Cayman Islands in 2020, Ms. Harding was the chief financial officer for Weybourne Ltd., Sir James Dyson’s family office, where she was a member of a team that oversaw a multi-billion pound portfolio which included the James Dyson Group. During this time, Ms. Harding served as a director of eleven Weybourne Group-related entities, which included the overall holding company responsible for strategy and investments.

Ms. Harding was the senior accounting officer for Weybourne Group and the compliance and anti-money laundering officer for its Financial Conduct Authority regulated subsidiary. For the nine years prior to Weybourne, Ms. Harding served as the chief financial officer and director of Exploration Capital Ltd., a family office, for five of her nine years with the company. Exploration Capital manages a diversified global investment portfolio with a particular focus on agricultural and development land in Latin America. Ms. Harding was simultaneously chief financial officer of one of the portfolio companies, a high performance engineering business, Gilo Industries Group Ltd., and successfully re-structured the accounting and reporting systems of this business.

Thor Björgólfsson

Thor Björgólfsson has served as the Chairman of our board of directors since our Company’s inception. Mr. Björgólfsson graduated from New York University’s Stern School of Business with a degree in finance. He is Iceland’s first billionaire. Mr. Björgólfsson experienced his first significant liquidity event with Bravo Brewery International Ltd., or Bravo Brewery, in St Petersburg, Russia, selling it to Heineken N.V., or Heineken, in 2002. Over the ensuing years he invested in telecommunications, mostly in Eastern Europe and built up generic drugs company Actavis plc, or Actavis (now Allergan plc, or Allergan). Mr. Björgólfsson continues to be an active investor in the emerging economies of Central and Eastern Europe and Latin America through his London-based private equity firm, Novator. He is chairman of Novator and maintains a shareholding in companies including WOM in Chile, data center Verne Global Ltd., or Verne Global, and pharmaceutical company Xantis Pharma AG, or Xantis Pharma.

Shravin Mittal

Shravin Mittal has been a director of Aurora since March 3, 2021. Mr. Mittal is the founder of Unbound and managing director of Bharti Global, the family office of the Bharti family. Unbound is a globally focused long term technology investment arm that aims to build and back technology companies. The firm invests globally across both developed and emerging markets and is focused on building and backing the next generation of 100-year companies. Unbound has made 17 investments, including investments in Databricks, Snowflake Inc., Asana Inc., mPharma, Iberia Cars24 Ltd., Forto Group Ltd., Syfe Pte. Ltd., and Paack SPV Investments. S.L. Bharti Global has numerous investments in telecommunications, technology, energy and hospitality. Previously, Mr. Mittal was an investor at SoftBank Vision Fund (2016-2017). Prior to that, Mr. Mittal was an assistant director at Better Capital (2014-2015), a Private Equity firm in London. Between 2010 and 2012, Mr. Mittal was the managing director at Bharti Airtel Ltd., in Africa and India. Prior to that, he worked with JPMorgan Chase & Co. in Investment Banking covering media and technology. Mr. Mittal has a Master of Business Administration from Harvard Business School, Class of 2014, and founded Airtel Rising Star Academy (a youth football initiative in Africa and India).

Sangeeta Desai

Sangeeta Desai has been a director of Aurora since March 3, 2021. Ms. Desai is an experienced investor and C-level executive, and currently serves on a number of listed and private boards globally. Ms. Desai brings a unique combination of strategic, operating and financial experience, having spent her early career in investment banking and private equity before taking on leadership roles in global media businesses. She is currently the chairman of Mopar Media Group AB (2020 to present) and is a non-executive director on the boards of Orbit Showtime Network (2020 to present) and Ocean Outdoor Ltd. (2018 to present). During 2021, Ms. Desai was appointed to the board of directors of Boat Rocker Media Inc. Her most recent executive experience was as group chief operating officer and chief executive officer of Emerging Markets at FremantleMedia (2013 to 2018), and prior to that as chief operating officer of Hit Entertainment (2009 to 2012). Prior to joining HIT, Ms. Desai was a Principal at Apax Partners (2005 to 2009), where she invested in the media industry globally, and she started her career as an investment banker at The Goldman Sachs Group, Inc. (2004 to 2005) and JP Morgan (1998 to 2001). She holds a Bachelor of Science in Business Administration from the Haas School of Business, University of California at Berkeley, and a Master of Business Administration from the Wharton School, University of Pennsylvania.

Michael Edelstein

Michael Edelstein has been a director of Aurora since March 3, 2021. Mr. Edelstein is a creative business leader, investor and producer who has a track record of developing award-winning content in a variety of high- profile executive roles. Mr. Edelstein has demonstrated a breadth of skill in developing clear business strategies and financial management as well as being equally adept at communicating with writers, directors and producers in order to create global quality content. From 1998 to 2002, he was the director of current programs at CBS Corporation. From 2004 to 2006, Mr. Edelstein was the executive producer of the show Desperate Housewives. From 2010 to 2017, he was the president of NBCUniversal International where he built the division into one of the most respected content players in the international marketplace. He is highly experienced in international television markets.

Number and Terms of Office of Officers and Directors

Aurora’s board of directors consists of five members. Prior to our initial business combination, holders of Aurora’s founder shares have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of Aurora’s public shares do not have the right to vote on the appointment of directors during such time. These provisions of our Cayman Constitutional Documents may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of Aurora’s directors hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on Aurora’s board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of Aurora’s board of directors or by a majority of the holders of Aurora’s ordinary shares (or, prior to Aurora’s initial business combination, holders of Aurora’s founder shares).

Aurora’s officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Aurora’s board of directors is authorized to appoint persons to the offices set forth in the Cayman Constitutional Documents, as it deems appropriate. The Cayman Constitutional Documents provide that Aurora’s officers may consist of a Chairperson, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and certain limited exceptions, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below.

Audit Committee

Ms. Desai, Mr. Mittal and Mr. Edelstein serve as the members of the audit committee, and Ms. Desai is chair the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Ms. Desai, Mr. Mittal and Mr. Edelstein meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Desai qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We will adopt an audit committee charter, which will detail the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the firm has with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable law and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm’s, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Ms. Desai, Mr. Mittal and Mr. Edelstein serve as the members of the compensation committee, and Ms. Desai is chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. All members of our compensation committee are independent of and unaffiliated with our sponsor and our underwriters.

The compensation committee’s duties, which are specified in the Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment of customary fees we may elect to make to members of our board of directors for director service and payment to our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind (except as related to Ms. Harding discussed immediately below), including finders, consulting or other similar fees, will be paid to any of our existing shareholders, executive officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of Aurora’s directors or executive officers has received any cash compensation for services rendered to Aurora except for Caroline Harding, our Chief Financial Officer. Aurora remunerates Ms. Harding, Aurora’s chief financial officer, for professional services rendered to Aurora in her role as chief financial officer at the rate of $10,000 per month and for her service on our board of directors at the rate of $15,000 per year, with an additional hourly fee at $500 per hour for services undertaken by Ms. Harding over and above those set out within the agreement with Aurora. Additionally, Ms. Harding received a $50,000 payment on March 21, 2021 in contemplation of her services to Aurora and will receive a $75,000 payment on the earlier of March 21, 2023 or the date in which Aurora is liquidated. Ms. Harding is also engaged by Aurora as sole director of Aurora Merger Sub I, Inc. a Delaware corporation of which Aurora is sole shareholder (“Merger Sub”). Pursuant to the terms of this engagement for Merger Sub, Ms. Harding is remunerated an annual fee of $50,000.00 with an additional hourly fee of $500 per hour for services undertaken by Ms. Harding over and above those set out within the agreement with Merger Sub and Aurora. The Sponsor, directors and executive officers or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Aurora’s audit committee reviews on a quarterly basis all payments that were made by Aurora to the Sponsor, directors, executive officers or Aurora or any of their respective affiliates.

Aurora is not party to any agreements with its directors or officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence Aurora’s management’s motivation in identifying or selecting a target business, and Aurora does not believe that the ability of its management to remain with it after the consummation of its business combination should be a determining factor in its decision to proceed with any business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 34,750,359 ordinary shares, consisting of (i) 27,800,287 shares of our Class A ordinary shares and (ii) 6,950,072 shares of our Class B ordinary shares, issued and outstanding as of March 24, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares(2)		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner	Owned	of Class	Owned	of Class	Shares
Directors and Executive Officers(1)
Arnaud Massenet(3)	150,000	*	—	—	*
Caroline Harding	2,500	*	—	—	*
Prabhu Narasimhan(3)	50,000	*	—	—	*
Thor Björgólfsson(4)	2,300,000	8.3%	5,542,259	80.0%	22.6%
Shravin Mittal(5)	1,000,000	3.6%	1,159,375	16.7%	6.2%
Sangeeta Desai	—	—	124,219	1.8%	*
Michael Edelstein	—	—	124,219	1.8%	*
All Aurora directors and executive
officers, as a group (7 total)	3,502,500	12.6%	6,950,072	100%	29.5%

*less than 1%

(1)	Unless otherwise noted, the business address of each of those listed in the table above pre-Business Combination is 20 North Audley Street, London W1K 6LX, United Kingdom and post-Business Combination is 3 World Trade Center, 175 Greenwich Street, 59th Floor, New York, NY 10007.
(2)	Prior to the Closing, holders of record of Aurora Class A ordinary shares and Aurora Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by Aurora shareholders and vote together as a single class, except as required by law; provided, that holders of Aurora Class B ordinary shares have the right to elect all of Aurora’s directors prior to the Closing, and holders of Aurora’s Class A ordinary shares are not entitled to vote on the election of directors during such time. As a result of and upon the effective time of the Domestication, each of the then-issued and outstanding Aurora Class A ordinary shares and Aurora Class B ordinary shares will convert automatically, on a one-for-one basis, into a share of Better Home & Finance Class A common stock.
(3)	Novator Capital Sponsor Ltd. is the record holder of the Aurora Class A ordinary shares reported in this row. Arnaud Massenet and Prabhu Narasimhan may be deemed to beneficially own securities held by Novator Capital Sponsor Ltd. by virtue of their shared control over Novator Capital Sponsor Ltd.
(4)	Novator Capital Sponsor Ltd. is the record holder of the Aurora Class B ordinary shares reported in this row. Thor Björgólfsson may be deemed to beneficially own securities held by Novator Capital Sponsor Ltd. by virtue of his control over Novator Capital Sponsor Ltd. Novator Capital Sponsor Limited is wholly owned by BB Trustees SA, as trustee of the irrevocable discretionary trust known as The Future Holdings Trust for which BB Trustees SA acts as trustee; the directors of such trust are Nicolas Killen, Jan Rottiers and Arnaud Cywies. Mr. Björgólfsson disclaims beneficial ownership of the shares owned by Novator Capital Sponsor Ltd.
(5)	Unbound Holdco Ltd. is the record holder of the Aurora ordinary shares reported in this row. Shravin Mittal may be deemed to beneficially own securities held by Unbound Holdco Ltd. by virtue of his control over Unbound Holdco Ltd. The business address of Unbound Holdco Ltd. is 11-15 Seaton Place, St Helier, Jersey JE4 0QH.

The sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Aurora Acquisition Corp.

The following is a description of certain relationships and transactions that exist or have existed or that Aurora has entered into with its directors, executive officers, or shareholders who are known to Aurora to beneficially own more than five percent of its voting securities and their respective affiliates and immediate family members.

Founder Shares

On December 9, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of Aurora in consideration for 5,750,000 shares of Aurora Class B ordinary shares. During February 2021, Aurora effectuated a share dividend of 1,006,250 Aurora Class B ordinary shares and subsequently cancelled 131,250 Aurora Class B ordinary shares, resulting in an aggregate of 6,625,000 founder shares issued and outstanding. On March 3 2021, Aurora effectuated a share dividend of 575,000 shares resulting in 7,200,000 founder shares issued and outstanding. Furthermore, there was a surrender and cancellation of 249,928 Aurora Class B ordinary shares which occurred when the 45-day over-allotment period expired, leaving a total of 6,950,072 Aurora Class B ordinary shares. The number of Aurora Class B ordinary shares collectively represents 20% of Aurora’s issued and outstanding shares upon the completion of the initial public offering and private placement. All share and per-share amounts have been retroactively restated to reflect the share dividend and related cancellation.

The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Aurora Class B ordinary shares (or private placement shares) until the earlier to occur of: (A) one year after the completion of a business combination; and (B) subsequent to a business combination, (x) if the closing price of the Aurora Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, or (y) the date on which Aurora completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of Aurora’s shareholders having the right to exchange their Aurora Class A ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the initial public offering, the Sponsor and certain of Aurora’s directors and officers purchased an aggregate of 4,266,667 Aurora private warrants at a price of $1.50 per private placement warrant, for an aggregate purchase price of $6,400,000, from Aurora. On March 10, 2021, the Sponsor and certain of Aurora’s directors and officers purchased 306,705 Aurora private warrants for an additional aggregate purchase price of $460,057 in connection with the partial exercise of the underwriter’s over-allotment option.

Each private placement warrant is exercisable for one Aurora Class A ordinary share at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Aurora private warrants was added to the proceeds from the initial public offering held in the trust account. If Aurora does not complete a business combination by March 8, 2023, the proceeds from the sale of the Aurora private warrants will be used to fund the redemption of the Aurora public shares (subject to the requirements of applicable law) and the Aurora private warrants will expire worthless.

The Sponsor and certain of Aurora’s directors and officers also purchased 3,500,000 Aurora private units at a price of $10.00 per Aurora private unit for an aggregate purchase price of $35,000,000. Each Aurora private unit consists of one Aurora private share and one-quarter of one Aurora private warrant. Each whole Aurora private warrant entitles the holder to purchase one Aurora Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Sponsor and Aurora’s directors that purchased these Aurora private units have agreed to waive their redemption rights with respect to the Aurora private share in connection with the completion of the business combination.

Registration Rights

Pursuant to a registration and shareholder rights agreement entered into on March 3, 2021, the sponsor and Aurora’s directors and executive officers have rights to require Aurora to register any of its securities held by them for resale under the Securities Act. These holders will be entitled to make up to three demands, excluding short form registration demands, that Aurora register such securities for sale under the Securities Act. In addition, the holders of the Aurora Class B ordinary shares, Aurora private warrants, Aurora private shares, and warrants that may be issued upon conversion of working capital loans (and any Aurora Class A ordinary shares issuable upon the exercise of the Aurora private warrants, Aurora private shares, and warrants that may be issued upon conversion of working capital loans and upon conversion of the Aurora Class B ordinary shares) will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination and rights to require Aurora to register for resale such securities pursuant to Rule 415 under the Securities Act. Aurora will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Note and Advances

On May 11th, 2021, the Company issued an unsecured promissory note (the “Note”) to the Sponsor (“Payee”), pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. The Note was non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note. Effective as of the date hereof, this Note amended and restated in its entirety that certain Promissory Note dated as of December 9, 2020 (the “Prior Note”) issued by the Company to the Payee in the principal amount of $300,000. Should the Company’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $8,000,000. On February 21, 2022 this note was amended to increase the note to $4,000,000. This amount would be reflective of estimated total costs of the Company through March 23, 2023 in relation to the business combination, in the event the business combination is unsuccessful. As of December 31, 2021 the amount outstanding under the Promissory Note is $1,412,295.

Prior to Aurora’s initial business combination, Aurora’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on Aurora’s behalf, although no such reimbursements will be made from the proceeds of Aurora’s initial public offering held in the trust account prior to the completion of Aurora’s initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination or to fund certain other expenses (including officer expenses to the extent in excess of our estimates and expenses relating to payments due to one of our officers), the Sponsor or an affiliate of the Sponsor or certain of Aurora’s officers and directors may, but are not obligated to, loan Aurora funds as may be required. In the event that Aurora’s initial business combination does not close, Aurora may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1.5 million of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. Aurora does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as Aurora does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.

Administrative Services Agreement

Aurora entered into an agreement whereby, commencing on March 3, 2021 through the earlier of the consummation of a business combination or Aurora’s liquidation, Aurora will pay Sponsor a monthly fee of $10,000 for office space and secretarial and administrative services. The Sponsor has not enforced this right and does not intend to do so.

Pine Brook Settlement

Aurora will receive reimbursement from Better for the settlement of the Pine Brook litigation. As of December 31, 2021, Aurora has incurred about $502,956 litigation costs related to the Pine Brook settlement, which will be reimbursed by Better.

Director Independence

The Nasdaq listing standards require that a majority of the board of directors be independent. An “independent director” is defined generally as a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid to Marcum, for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020 totaled $138,586 and $66,950 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum any audit-related fees during the period from October 7, 2020 (inception) through December 31, 2020.

Tax Fees

We did not pay Marcum for tax planning and tax advice for the period from October 7, 2020 (inception) through December 31, 2020.

All Other Fees

We did not pay Marcum for other services for the period from October 7, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1)Financial Statements

(2)Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be accessed on the SEC website at www.sec.gov.

No.	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of May 10, 2021, by and among the Registrant, Aurora Merger Sub I, Inc. and Better Holdco, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40143), filed on May 14, 2021).

2.2	Plan of Domestication (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).
2.3

Amendment No. 1, dated October 27, 2021, to the Agreement and Plan of Merger, dated May 10, 2021, by and among Better HoldCo, Inc., Aurora Acquisition Corp., and Aurora Merger Sub I, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40143), filed on October 29, 2021).

2.4

Amendment No. 2 to the Agreement and Plan of Merger, dated as of November 9, 2021, by and among the Registrant, Aurora Merger Sub I, Inc. and Better Holdco, Inc. (Incorporated by reference to Annex A-2 to the Company’s Form S-4 Registration Statement, Amendment No. 3 (File No. 333-258423), filed on November 12, 2021).

2.5

Amendment No. 3 to the Agreement and Plan of Merger, dated as of November 30, 2021, by and among the Registrant, Aurora Merger Sub I, Inc. and Better Holdco, Inc. (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40143), filed on December 2, 2021).

3.1

Amended and Restated Memorandum and Articles of Association of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-253106), filed on February 24, 2021).

3.2

Form of Certificate of Incorporation of Aurora Acquisition Corp. to become effective upon the Business Combination (Incorporated by reference to Annex B to the Company’ Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

3.3

Form of Certificate of Domestication to become effective upon the Business Combination (Incorporated by reference to Annex C to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

3.4

Form of By-Laws of Aurora Acquisition Corp. to become effective upon the Business Combination (Incorporated by reference to Annex D to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

4.1

Specimen Unit Certificate of Aurora Acquisition Corp. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

4.2

Specimen Class A Ordinary Share Certificate of Aurora Acquisition Corp. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

4.3

Specimen Warrant Certificate of Aurora Acquisition Corp. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

4.4

Warrant Agreement, dated March 3, 2021, by and between Aurora Acquisition Corp. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40143), filed on March 9, 2021).

4.5

Specimen Class A Common Stock Certificate of Better Home & Finance Holding Company (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-253106), filed on February 24, 2021).

4.6

Specimen Class B Common Stock Certificate of Better Home & Finance Holding Company (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-253106), filed on February 24, 2021).

4.7

Specimen Class C Common Stock Certificate of Better Home & Finance Holding Company (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-253106), filed on February 24, 2021).

10.1

Aurora Holder Support Agreement, dated as of May 10, 2021, by and among Registrant, BetterHoldco, Inc., Novator Capital Sponsor Ltd. and Unbound HoldCo Ltd. (Incorporated by reference to Annex E to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.2

Better Holder Support Agreement, dated as of May 10, 2021, by and among the Registrant, Better Holdco, Inc. and the persons set forth on Schedule I thereto (Incorporated by reference to Annex F to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.3

Better Holder Support Agreement, dated as of May 10, 2021, by and among the Registrant, Better Holdco, Inc. and the persons set forth on Schedule I thereto (Incorporated by reference to Annex R to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.4

SoftBank Subscription Agreement, dated as of May 10, 2021, by and between the Registrant and SB Northstar LP (Incorporated by reference to Annex H to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.5

Amendment to the SoftBank Subscription Agreement, dated as of November 30, 2021, by and between the Registrant, Better Holdco, Inc. and SB Northstar LP (Incorporated by reference to Annex H-1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.6

Sponsor Agreement, dated as of May 10, 2021, by and between the Registrant, and Novator Capital Sponsor Ltd. (Incorporated by reference to Annex K to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.7

Amendment to Sponsor Agreement, dated as of November 9, 2021, by and between the Registrant, and Novator Capital Sponsor, Ltd. (Incorporated by reference to Annex K-1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.8

Sponsor Subscription Agreement, dated as of May 10, 2021, by and between the Registrant, Novator Capital Sponsor Ltd. and BB Trustees SA (Incorporated by reference to Annex I to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.9

Amendment to the Sponsor Subscription Agreement, dated as of November 30, 2021, by and between the Registrant, Better Holdco, Inc. Novator Capital Sponsor Ltd. and BB Trustees SA (Incorporated by reference to Annex I-1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.10

Redemption Subscription Agreement, by and among Registrant, Novator Capital Sponsor Ltd. and BB Trustees SA and the additional subscribers (Incorporated by reference to Annex J to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.11

Redemption Subscription Termination, dated November 30, 2021, by and among Aurora Acquisition Corp., and Novator Capital Sponsor Ltd., and BB Trustees SA, as trustee of the Future Holdings Trust (Incorporated by reference to Annex J-1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.12

Form of Amended and Restated Registration Rights Agreement, by and among Registrant, Novator Capital Sponsor Ltd., and certain additional stockholder parties (Incorporated by reference to Annex G to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.13

Bridge Note Purchase Agreement, dated as of November 30, 2021, by and between the Registrant, Better Holdco, Inc., SB Northstar LP and Novator Capital Sponsor Ltd. (Incorporated by reference to Annex Q to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.14	SoftBank Bridge Note (Incorporated by reference to Annex Q-1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).
10.15	Sponsor Bridge Note (Incorporated by reference to Annex Q-2 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).
10.16

Founder Side Letter, dated as of May 10, 2021, by and between the Registrant and Vishal Garg (Incorporated by reference to Annex M to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).).

10.17

Amended and Restated Insider Letter, dated as of May 10, 2021, by and among the Registrant, Novator Capital Sponsor Ltd and certain individuals, each of whom is a member of the board of directors and/or management team (Incorporated by reference to Annex L to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.18

Amended and Restated Promissory Note, dated as of May 10, 2021, by and between Aurora Capital Holding Corp, and Novator Capital Sponsor Ltd (Incorporated by reference to Annex N to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.19

Investment Management Trust Agreement, dated as of March 3, 2021, by and between the Registrant and Continental Stock Transfer &Trust Company, as trustee (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-40143), filed on March 9, 2021).

10.20

Administrative Services Agreement, dated as of March 3, 2021, by and between the Registrant and Novator Capital Sponsor Ltd. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (File No. 001-40143), filed on March 9, 2021).

10.21#

Form of Better Home & Finance Holding Company 2022 Incentive Equity Plan, (Incorporated by reference to Annex O to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022), and forms of agreement thereunder.

10.22#

Form of Better Home & Finance Holding Company 2022 Employee Stock Purchase Plan (Incorporated by reference to Annex P to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.23

Form of Indemnification Agreement by and between Better Home & Finance and each of its directors and executive officers (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.24

Offer Letter, dated November 13, 2020, by and between Better Holdco, Inc. and Diane Yu (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

10.25

Better Holdco, Inc. Irrevocable Voting Proxy, dated as of April 7, 2021, as amended as of October 8, 2021, by and between Vishal Garg and SVF II Beaver (DE) LLC (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on February 11, 2022).

*31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Transfer Agent Termination Letter, dated November 1, 2021 by and between Aurora Acquisition Corp. and Continental Stock Transfer & Trust Company.
101.INS	XBRL Instance Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith

# Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURORA ACQUISITION CORP.

Date: March 24, 2022	By:	/s/ Arnaud Massenet
Arnaud Massenet
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnaud Massenet	Chief Executive Officer (Principal Executive Officer)	March 24, 2022
Arnaud Massenet

/s/ Caroline Harding	Chief Financial Officer and Director (Principal Financial and Principal Accounting Officer)	March 24, 2022
Caroline Harding

/s/ Thor Björgólfsson	Chairman	March 24, 2022
Thor Björgólfsson

/s/ Shravin Mittal	Director	March 24, 2022
Shravin Mittal

/s/ Sangeeta Desai	Director	March 24, 2022
Sangeeta Desai

/s/ Michael Edelstein	Director	March 24, 2022
Michael Edelstein

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Aurora Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aurora Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

West Palm Beach, FL
March 24, 2022

AURORA ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$37,645	$—
Related party receivable	502,956	—
Prepaid expenses and other current assets	526,674	5,000
Total Current Assets	1,067,275	5,000
Cash held in Trust Account	278,022,397	—
Deferred offering cost	—	557,663
Total Assets	$279,089,672	$562,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued offering costs	$5,622,429	$531,947
Related party loans	1,412,295	25,716
Total Current Liabilities	7,034,724	557,663
Warrant Liability	13,340,717	—
Deferred underwriting fee payable	8,505,100	—
Total Liabilities	28,880,541	557,663

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 24,300,287 shares at redemption value as of December 31, 2021	243,002,870	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,500,000 shares issued and outstanding (excluding 24,300,287 shares subject to possible redemption) as of December 31, 2021	350	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,950,072 as of December 31, 2021 and 7,200,000 as of December 31, 2020	695	720
Additional paid-in capital	12,263,980	24,280
Accumulated deficit	(5,058,764)	(20,000)
Total Shareholders’ Equity	7,206,261	5,000
Total Liabilities and Shareholders’ Equity	$279,089,672	$562,663

The accompanying notes are an integral part of the financial statements.

AURORA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period from
		October 7,2020
	Year Ended	(Inception) through
	December 31, 2021	December 31, 2020
Formation and operating costs	$7,390,964	$20,000
Loss from operations	(7,390,964)	(20,000)

Other income (expense):
Interest earned on marketable securities held in Trust Account	19,527	—
Change in fair value of warrants	1,576,196	—
Change in fair value of over-allotment option liability	1,056,000	—
Offering costs allocated to warrants liability	(299,523)	—
Net loss	$(5,038,764)	$(20,000)
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	—
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.15)	$(0.00)
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,590,182	6,375,000
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.15)	$(0.00)

The accompanying notes are an integral part of the financial statements.

AURORA ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDING DECEMBER 31, 2021 AND THE PERIOD FROM OCTOBER 7, 2020
(INCEPTION) THROUGH DECEMBER 31, 2020

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance – December 31, 2020	—	$—	7,200,000	$720	$24,280	$(20,000)	$5,000
Sale of 24,300,287 Units, net of underwriting discounts and offering expenses	24,300,287	2,430	—	—	214,436,408	—	214,438,838
Sale of 3,500,000 Private Placement Units	3,500,000	350	—	—	34,999,650	—	35,000,000
Sale of Private Placement Warrants	—	—	—	—	6,860,057	—	6,860,057
Ordinary shares subject to redemption (as restated)	(24,300,287)	(2,430)	—	—	(243,000,440)	—	(243,002,870)
Surrender and cancellation of Founder Shares	—	—	(249,928)	(25)	25	—	—
Over-allotment option liability	—	—	—	—	(1,056,000)	—	(1,056,000)
Net loss	—	—	—	—	—	(5,038,764)	(5,038,764)
Balance - December 31, 2021	3,500,000	$350	6,950,072	$695	$12,263,980	$(5,058,764)	$7,206,261

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance — October 7, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,200,000	720	24,280	—	25,000
Net loss	—	—	—	—	—	(20,000)	(20,000)

Balance — December 31, 2020	—	$—	7,200,000	$720	$24,280	$(20,000)	$5,000

The accompanying notes are an integral part of the financial statements.

AURORA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period from
		October 7, 2020
	Year Ended	(Inception) through
	December 31, 2021	December
		31, 2020
Cash Flows from Operating Activities:
Net loss	$(5,038,764)	$(20,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(1,576,196)	—
Offering cost allocated to warrant liability	299,523	—
Interest earned on marketable securities held in Trust Account	(19,527)	—
Change in fair value of over-allotment option liability	(1,056,000)	—
Changes in operating assets and liabilities:
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Accounts Receivable	(502,956)	—
Prepaid expenses and other current assets	(521,674)	(5,000)
Accounts payable and accrued offering costs	5,172,585	—
Net cash used in operating activities	(3,243,009)	(20,000)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(278,002,870)	—
Net cash used in investing activities	(278,002,870)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	238,142,813	—
Proceeds from sale of Private Placement Units	35,000,000	—
Proceeds from sale of Private Placement Warrants	6,860,057	—
Payment of offering costs	—	(5,716)
Proceeds from promissory note – related party	1,280,654	25,716
Net cash provided by financing activities	281,283,524	20,000

Net Change in Cash	37,645	—
Cash — Beginning of period	—	—
Cash — End of period	37,645	—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred Offering Cost	581,484	531,947
Deferred offering costs paid directly by sponsor in exchange for issuance of Class B ordinary shares	—	20,000
Proceeds from Promissory Note with Related Party for Offering Cost	105,925	—
Initial classification of Class A ordinary share subject to possible redemption	243,002,870	—
Deferred underwriting fee payable	8,505,100	—
Initial Classification of Warrant liability	14,916,913	—

The accompanying notes are an integral part of the financial statements.

AURORA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of May 10, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aurora Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Better HoldCo, Inc., a Delaware corporation (“Better”). There was no business activity for the period October 7, 2020 (inception) to December 31, 2020. All activity for the period from October 7, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and activities in connection with entering into the Merger Agreement. Since our Initial Public Offering, our only costs have been identifying a target for our initial Business Combination, negotiating the transaction with Better, and maintaining our Company and SEC reporting. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

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

Following the closing of Aurora’s Initial Public Offering on March 8, 2021, an amount equal to $255,000,000 ($10.00 per unit) (see Note 6) from the net proceeds from Aurora’s Initial Public Offering and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”). Additionally, the cash held in the Trust Account comprises of gross proceeds from the Initial Public Offering of $220,000,000, $23,002,870 from the proceeds of the Underwriters over-allotment, $35,000,000 from 3,500,000 units at a price $10.00 per unit and interest income of $19,527. As of December 31, 2021, funds in the Trust Account totaled $278,022,397, and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

On March 10, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 2,300,287 Units issued for an aggregate amount of $23,002,870 in gross proceeds ($22,542,813 of net proceeds). In connection with the underwriters’ partial exercise of their over-allotment option, the Company also consummated the sale of an additional 306,705 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total proceeds of $460,057. A total of $23,002,870 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account, excluding interest, to $278,002,870 (see Note 8) as of December 31, 2021.

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

Liquidity and Management’s Plan

As of December 31, 2021, the Company had $37,645 in its operating bank account, and a working capital deficit of $5,967,449.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. In addition to the excess of funds, the Company issued an unsecured promissory note (the “Note”) to the Sponsor (“Payee”) pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000. Should the Company’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $8,000,000. This amount would be reflective of estimated total costs of the Company through March 23, 2023 in relation to the business combination, in the event the business combination is unsuccessful. The Note was non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of a Business Combination or one year from the date of this filing.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, a significant accounting estimate included in these financial statements is the valuation of the warrant liability. Such estimates may be subject to change as more current information becomes available.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.

Investments held in trust account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Deferred offering costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption would be classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Warrant Liability

At December 31, 2021, there were 6,075,072 Public Warrants and 5,448,372 Private Placement Warrants outstanding (including warrants included in the Novator Private Placement Units). The Company accounts for the Public Warrants and Private Placement Warrants (including warrants included in the Novator Private Placement Units) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,946,641 as a result of the Initial Public Offering (consisting of a $4,860,057 underwriting fee, 8,505,100 of deferred underwriting fees and $581,484 of other offering costs). The Company recorded $13,647,118 of offering costs as a reduction of equity in connection with the shares of Class A common Stock included in the Units. The Company immediately expensed $299,523 of offering costs in connection with the Public Warrants included in the Units that were classified as liabilities.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statement of operations includes a presentation of income (loss) per share for Common Stock subject to possible redemption in a manner similar to the two-class method of income per common stock. According to SEC guidance, common stock that is redeemable based on a specified formula is considered to be redeemable at fair value if the formula is designed to equal or reasonably approximate fair value. When deemed to be redeemable at fair value, the weighted average redeemable shares would be included with the non-redeemable shares in the denominator of the calculation and initially calculated as if they were a single class of common stock.

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

		For the Period from
		October 7, 2020
	Year Ended	(Inception) through
	December 31, 2021	December 31, 2020
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption	$(3,608,162)	$—
Net earnings attributable to Class A Common Stock subject to possible redemption	$(3,608,162)	$—

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	—
Basic and diluted net loss per share, Class A Common Stock subject to possible redemption	$(0.15)	$(0.00)

Non-Redeemable Class A and Class B Common Stock
Numerator: Net loss minus net earnings
Net loss	$(1,430,602)	$(20,000)
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	—	—
Non-redeemable net loss	$(1,430,602)	$(20,000)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,590,182	6,375,000
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.15)	$(0.00)

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

Recent issued accounting standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

NOTE 4. PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor, and certain of the Company’s directors and officers purchased an aggregate of 4,266,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $6,400,000 from the Company. The Sponsor and certain of the Company’s directors and officers have agreed to purchase up to an additional 440,000 Private Placement Warrants, for an aggregate purchase price of an additional $660,000, if the over-allotment option is exercised in full or in part by the underwriters. On March 10, the Sponsor and certain of the Company’s directors and officers purchased 306,705 Private Placement Warrants for an additional aggregate purchase price of $460,057 in connection with the partial exercise of the underwriter’s over-allotment option. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares and the shares included in the Novator Private Placement Units (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

In connection with the execution of the Merger Agreement, the Sponsor entered into a letter agreement (the “Sponsor Agreement”) with Aurora on November 9, 2021, pursuant to which the Sponsor will forfeit upon Closing 50% of the Aurora private warrants and 20% of the Better Home & Finance Class A common stock retained by the Sponsor as of the Closing will become subject to transfer restrictions, contingent upon the price of Better Home & Finance Class A common stock exceeding certain thresholds (“Sponsor Locked-Up Shares”).

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

Director Services Agreement

On October 15, 2021, Merger Sub entered into a Director’s Services Agreement (the “DSA”) by and among Merger Sub, Caroline Jane Tucker (the “Director”), and the Company, effective as of May 10, 2021. Under the terms of the DSA, the Director is to provide services to Merger Sub which include acting as a non-executive director and president and secretary of Merger Sub in consideration of $50,000 of annual payments (and in certain circumstances an incremental hourly fee of $500). On October 29, 2021, the DSA was amended and was ratified by Compensation Committee on November 3, 2021. Additionally, the Company entered into an amendment to the Merger Agreement, dated October 27, 2021, by and among the Company, Better and Merger Sub. A second amendment was subsequently made to the Merger Agreement and approved on November 8, 2021. As of December 31, 2021, $50,000 in fees had been expensed.

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

Should the Company’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $8,000,000. On February 21, 2022 this note was amended to increase the note to $4,000,000. This amount would be reflective of estimated total costs of the Company through March 23, 2023 in relation to the business combination, in the event the business combination is unsuccessful. As of December 31, 2021 the amount outstanding under the Promissory Note is $1,412,295.

Related Party Receivable

Better, the target of the Company’s prospective merger, has a side letter agreement with each of Pine Brook Capital Partners II, L.P. (“Pine Brook”) and another Better stockholder where Better has the right to repurchase for de minimis consideration for an aggregate amount of 1,898,734 shares of Better Capital Stock prior to the Closing (1,875,000 from Pine Brook). Better has agreed to reimburse the Company for costs incurred in relation to the Pine Brook litigation (see Note 6). Hence the Company has recorded a related party receivable as of December 31, 2021 in the amount of $1,766,282 for costs incurred in relation to this litigation. As of November 3, 2021, the Pine Brook litigation is fully resolved and the lawsuit was dismissed with prejudice.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 3,500,000 Class A ordinary shares issued and outstanding, excluding 24,300,287 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 6,950,072 Class B ordinary shares issued and outstanding of which an aggregate of 249,928 Class B ordinary shares were not forfeited in connection with the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

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

At December 31, 2021, investments held in the Trust account were comprised of $278,022,397 in money market funds which are invested primarily in U.S. Treasury Securities. As of December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, and the Company had transfers out of Level 3 totaling approximately $6.1 million the year ended December 31, 2021.

The fair value of the Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account – money market funds	$278,022,397	$—	$—
Liabilities:
Derivative public warrant liabilities	4,677,805	—	—
Derivative private warrant liabilities	—	—	8,662,912
Total Fair Value	$282,700,202	$—	$8,662,912

The following table provides the significant unobservable inputs used in the Modified Black Scholes model to measure the fair value of the Private Placement Warrants:

	At March 8, 2021 (Initial	As of December 31,
	Measurement)	2021
Stock price	10.02	9.90
Strike price	11.50	11.50
Probability of completing a Business Combination	90.0%	100%
Remaining term (in years)	5.5	5.0
Volatility	15.00%	22.00%
Risk-free rate	0.96%	1.26%
Fair value of warrants	0.86	1.59

The following table provides the significant unobservable inputs used in the Modified Black Scholes model to measure the fair value of the over-allotment option:

At March 8, 2021 (Initial Measurement)
Unit price	10.02
Exercise price	9.80
Contractual term	0.11
Volatility	15.00%
Risk-free rate	0.04%
Fair value of over-allotment option	0.32

The initial fair value of the over-allotment option liability on March 8, 2021 was $1,056,000. The underwriters partially exercised their option to purchase up to 3,300,000 additional Units on the date of the initial public offering, March 8, 2021. The underwriters did not exercise the remaining option and the option expired unexercised in April 2021 resulting in a change of fair value in over-allotment option liability as of December 31, 2021 in the amount of $1,056,000.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private
	Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement at March 8, 2021	9,152,167	4,730,000	13,882,167
Initial measurement of over-allotment warrants	545,935	488,811	1,034,746
Change in valuation inputs or other assumptions	(1,035,190)	(541,006)	(1,576,196)
Fair value as of December 31, 2021	8,662,912	4,677,805	13,340,717

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 21, 2022, the date that the financial statement was issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On January 28, 2022 the Company borrowed an additional amount of $400,000 under the terms of the promissory note. The terms of the promissory note were amended on February 21, 2022 between the Company and Sponsor. The Sponsor increased the amount available under the promissory note to cover such costs, subject to an aggregate of $4,000,000 which is reflective of estimated total costs through March 23, 2023.

On February 10, 2022, the Company filed an amended 8-K/A. In addition, the Company filed an amended Registration Statement on Form S-4/A on February 11, 2022.