Form 10-Q
period 2022-03-31
Aurora Acquisition Corp.
filed 2022-05-16
CIK 1835856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 27,800,287 shares of Class A common stock and 6,950,072 shares of Class B common stock of the registrant issued and outstanding.

AURORA ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$36,467	$37,645
Related party receivable	488,716	502,956
Prepaid expenses and other current assets	418,548	526,674
Total Current Assets	943,731	1,067,275
Cash held in Trust Account	278,045,659	278,022,397
Total Assets	$278,989,390	$279,089,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued offering costs	$6,190,174	$5,622,429
Related party loans	1,812,295	1,412,295
Total Current Liabilities	8,002,469	7,034,724
Warrant Liability	11,262,650	13,340,717
Deferred underwriting fee payable	8,505,100	8,505,100
Total Liabilities	27,770,219	28,880,541

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 24,300,287 shares at redemption value as of March 31, 2022 and December 31, 2021	243,002,870	243,002,870
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,500,000 shares issued and outstanding (excluding 24,300,287 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	350	350
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,950,072 and 6,950,072 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	695	695
Additional paid-in capital	12,263,980	12,263,980
Accumulated deficit	(4,048,724)	(5,058,764)
Total Shareholders’ Equity	8,216,301	7,206,261
Total Liabilities and Shareholders’ Equity	$278,989,390	$279,089,672

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED STATEMENT OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Formation and operating costs	$1,091,289	$98,419
Loss from operations	(1,091,289)	(98,419)
Other income (expense):
Interest earned on marketable securities held in Trust Account	23,262	—
Change in fair value of warrants	2,078,067	(1,836,968)
Change in fair value of over-allotment option liability	—	496,161
Offering costs allocated to warrants liability	—	(299,524)
Net income (loss)	$1,010,040	$(1,738,750)
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	6,158,956
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.03	$(0.13)
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,450,072	7,218,327
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$0.03	$(0.13)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDING MARCH 31, 2022 AND MARCH 31, 2021

(UNAUDITED)

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance - January 1, 2022	3,500,000	$350	6,950,072	$695	$12,263,980	$(5,058,764)	$7,206,261
Net income (loss)	—	—	—	—	—	1,010,040	1,010,040
Balance – March 31, 2022	3,500,000	$350	6,950,072	$695	$12,263,980	$(4,048,724)	$8,216,301

					Additional
	Ordinary		Ordinary		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	7,200,000	$720	$24,280	$(20,000)	$5,000
Sale of 24,300,287 Units, net of underwriting discounts and offering expenses	24,300,287	2,430	—	—	214,436,408	—	214,438,838
Sale of 3,500,000 Private Placement Units	3,500,000	350	—	—	34,999,650	—	35,000,000
Sale of Private Placement Warrants	—	—	—	—	6,860,057	—	6,860,057
Ordinary shares subject to redemption (as restated)	(24,300,287)	(2,430)	—	—	(243,000,440)	—	(243,002,870)
Over-allotment option liability	—	—	—	—	(1,056,000)	—	(1,056,000)
Net loss	—	—	—	—	—	(1,738,750)	(1,738,750)
Balance — March 31, 2021	3,500,000	$350	7,200,000	$720	$12,263,955	$(1,758,750)	$10,506,275

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,010,040	$(1,738,750)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(2,078,067)	1,836,968
Offering cost allocated to warrant liability	—	299,523
Changes in fair value of over-allotment option liability	—	(496,161)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	108,125	3,750
Related party receivable	14,240	—
Accounts payable and accrued offering costs	567,745	13,952
Net cash used in operating activities	(377,917)	(80,718)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(23,262)	(278,002,870)
Net cash used in investing activities	(23,262)	(278,002,870)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	238,142,813
Proceeds from sale of Private Placement Units	—	35,000,000
Proceeds from sale of Private Placement Warrants	—	6,860,057
Proceeds from promissory note – related party	400,000	80,653
Net cash provided by financing activities	400,000	280,083,523

Net Change in Cash	(1,179)	1,999,935
Cash — Beginning of period	37,645	—
Cash — End of period	$36,467	$1,999,935

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred Offering Cost	—	$475,557
Proceeds from Related Party for Offering Cost	—	$105,927
Class A ordinary share subject to possible redemption	—	$243,002,870
Initial Classification of Warrant liability	—	$14,916,913
Deferred underwriting fee payable	—	$8,505,100

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

AURORA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of May 10, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aurora Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Better HoldCo, Inc., a Delaware corporation (“Better”). All activity for the period from October 7, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and activities in connection with entering into the Merger Agreement. Since our Initial Public Offering, our only costs have been identifying a target for our initial Business Combination, negotiating the transaction with Better, and maintaining our Company and SEC reporting. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

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

Following the closing of Aurora’s Initial Public Offering on March 8, 2021, an amount equal to $255,000,000 ($10.00 per unit) (see Note 6) from the net proceeds from Aurora’s Initial Public Offering and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”). Additionally, the cash held in the Trust Account comprises of gross proceeds from the Initial Public Offering of $220,000,000, $23,002,870 from the proceeds of the Underwriters over-allotment, $35,000,000 from 3,500,000 units at a price $10.00 per unit and interest income of $23,262. As of March 31, 2022, funds in the Trust Account totaled $278,045,659, and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.On March 10, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 2,300,287 Units issued for an aggregate amount of $23,002,870 in gross proceeds ($22,542,813 of net proceeds). In connection with the underwriters’ partial exercise of their over-allotment option, the Company also consummated the sale of an additional 306,705 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total proceeds of $460,057.

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

The Company will have until 24 months from the closing of the Initial Public Offering (the “Combination Period”) to complete a Business Combination. In the event that the Company does not consummate a Business Combination within 24 months from the consummation of the IPO, we can seek an extension (with no limit to such extension) provided we have our shareholder approval. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares and Novator Private Placement Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares and Novator Private Placement Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Management’s Plan

As of March 31, 2022, the Company had $36,467 in its operating bank account, and a working capital deficit of $7,058,738.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. In addition to the excess of funds, the Company issued an unsecured promissory note (the “Note”) to the Sponsor (“Payee”) pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000. Should the Company’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $8,000,000. This amount would be reflective of estimated total costs of the Company through May 16, 2023 in relation to the business combination, in the event the business combination is unsuccessful. In the event that the Company does not consummate a Business Combination within 24 months from the consummation of the IPO, we can seek an extension (with no limit to such extension) provided we have our shareholder approval. The Note was non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of a Business Combination or one year from the date of this filing.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments held in trust account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Deferred offering costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption would be classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Warrant Liability

At March 31, 2022 and December 31, 2021, there were 6,075,052 Public Warrants and 5,448,372 Private Placement Warrants outstanding (including warrants included in the Novator Private Placement Units). The Company accounts for the Public Warrants and Private Placement Warrants (including warrants included in the Novator Private Placement Units) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,946,641 as a result of the Initial Public Offering (consisting of a $4,860,057 underwriting fee, 8,505,100 of deferred underwriting fees and $581,484 of other offering costs). The Company recorded $13,647,118 of offering costs as a reduction of equity in connection with the shares of Class A common Stock included in the Units. The Company immediately expensed $299,523 of offering costs in connection with the Public Warrants included in the Units that were classified as liabilities within the three months ended March 31, 2021.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares are reduced for the effect of an aggregate of 249,928 Class B ordinary shares that were forfeited when the over-allotment option was partially exercised by the underwriters within the 45-day window (see Note 5). The Company has not considered the effect of the Warrants sold in the Public Offering and Private Placement Warrants to purchase an aggregate of 11,523,444 shares in the calculation of diluted loss per share in connection with the Novator Private Placement Units, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

	Three Months Ended
	March 31, 2022	March 31, 2021
Class A Common Stock subject to possible redemption
Numerator: Earnings (losses) attributable to Class A Common Stock subject to possible redemption	$706,302	$(800,528)
Net earnings (losses) attributable to Class A Common Stock subject to possible redemption	$706,302	$(800,528)

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	6,158,956
Basic and diluted net income (loss) per share, Class A Common Stock subject to possible redemption	$0.03	$(0.13)

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income (loss) minus net earnings
Net income (loss)	$303,738	$(938,222)
Less: Net earnings (losses) attributable to Class A Common Stock subject to possible redemption	—	—
Non-redeemable net income (loss)	$303,738	$(938,222)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,450,072	7,218,327
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$0.03	$(0.13)

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

Director Services Agreement and Director Compensation

On October 15, 2021, Merger Sub entered into a Director’s Services Agreement (the “DSA”) by and among Merger Sub, Caroline Jane Harding (the “Director”), and the Company, effective as of May 10, 2021. Under the terms of the DSA, the Director is to provide services to Merger Sub which include acting as a non-executive director and president and secretary of Merger Sub in consideration of $50,000 of annual payments (and in certain circumstances an incremental hourly fee of $500). On October 29, 2021, the DSA was amended and was ratified by Compensation Committee on November 3, 2021. As of March 31, 2022 and December 31, 2021, no amounts were accrued, and as of March 31, 2022 and March 31, 2021, no amounts were expensed.

In addition, with respect to Ms. Harding, our Company remunerates her for professional services rendered to our Company in her role as chief financial officer of at the rate of $10,000 per month and for her service on our board of directors at the rate of $15,000 per year, and in certain circumstances an incremental hourly fee of $500. Additionally, the CFO received a $50,000 payment on March 21, 2021 and will receive a $75,000 payment on the earlier of March 21, 2023 and the date in which our Company is liquidated in contemplation of her future services to our Company. As of March 31, 2022 and December 31, 2021, $10,000 and $100,000 was accrued and as of March 31, 2022 and March 31, 2021, $30,000 and $83,750 was expensed for these services. If we do not have sufficient funds to make the payments due to Ms. Harding as set forth herein professional services provided by her, we may borrow funds from our sponsor or an affiliate of the initial shareholders or certain of our directors and officers to enable us to make such payments.

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

Should the Company’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $8,000,000. On February 21, 2022 this note was amended to increase the note to $4,000,000. This amount would be reflective of estimated total costs of the Company through May 16, 2023 in relation to the business combination, in the event the business combination is unsuccessful. In the event that the Company does not consummate a Business Combination within 24 months from the consummation of the IPO, we can seek an extension (with no limit to such extension) provided we have our shareholder approval. As of March 31, 2022 and December 31, 2021 the amount outstanding under the Promissory Note is $1,812,295 and $1,412,295.

Related Party Receivable

Better, the target of the Company’s prospective merger, has a side letter agreement with each of Pine Brook Capital Partners II, L.P. (“Pine Brook”) and another Better stockholder where Better has the right to repurchase for de minimis consideration for an aggregate amount of 1,898,734 shares of Better Capital Stock prior to the Closing (1,875,000 from Pine Brook). Better has agreed to reimburse the Company for costs incurred in relation to the Pine Brook litigation (see Note 6).Hence the Company has recorded a related party receivable as of March 31, 2022 and December 31, 2021 in the amount of $488,716 and $502,956 for costs incurred in relation to this litigation. However, as of November 3, 2021, the Pine Brook litigation is fully resolved and the lawsuit was dismissed with prejudice.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,500,000 Class A ordinary shares issued and outstanding, excluding 24,300,287 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,950,072 Class B ordinary shares issued and outstanding of which an aggregate of 249,928 Class B ordinary shares were forfeited in connection with the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

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

At March 31, 2022, investments held in the Trust account were comprised of $278,045,659 in money market funds which are invested primarily in U.S. Treasury Securities. As of March 31, 2022, the Company did not withdraw any interest income from the Trust Account.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the three months ended June 30, 2021, and the Company had no transfers out of Level 3 for the three months ended March 31, 2022 and March 31, 2021.

The fair value of the Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account – money market funds	$278,045,659	$—	$—
Liabilities:
Derivative public warrant liabilities	2,490,771	—	—
Derivative private warrant liabilities	—	—	8,771,879
Total Fair Value	$280,536,430	$—	$8,771,879

The following table provides the significant unobservable inputs used in the Modified Black Scholes model to measure the fair value of the Private Placement Warrants:

	At March 8, 2021 (Initial	As of December 31,	As of March 31,
	Measurement)	2021	2022
Stock price	10.02	9.90	9.86
Strike price	11.50	11.50	11.50
Probability of completing a Business Combination	90.0%	100%	100%
Remaining term (in years)	5.5	5.0	5.0
Volatility	15.00%	22.00%	20.00%
Risk-free rate	0.96%	1.26%	2.41%
Fair value of warrants	0.86	1.59	1.61

The following table provides the significant unobservable inputs used in the Modified Black Scholes model to measure the fair value of the over-allotment option:

	At March 8, 2021 (Initial Measurement)	As of March 31, 2021
Unit price	10.02	10.35
Exercise price	9.80	9.80
Contractual term	0.11	0.05
Volatility	15.00%	15.00%
Risk-free rate	0.04%	0.01%
Fair value of over-allotment option	0.32	0.56

The initial fair value of the over-allotment option liability on March 8, 2021 was $1,056,000. The underwriters partially exercised their option to purchase up to 3,300,000 additional Units on the date of the initial public offering, March 8, 2021. The underwriters did not exercise the remaining option and the option expired unexercised in April 2021 resulting in a change of fair value in over-allotment option liability for the three months ended March 31, 2021 in the amount of $496,161.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 3	Level 1	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement at March 8, 2021	9,152,167	4,730,000	13,882,167
Initial measurement of over-allotment warrants	545,935	488,811	1,034,746
Change in valuation inputs or other assumptions	(1,035,190)	(541,006)	(1,576,196)
Fair value as of December 31, 2021	8,662,912	4,677,805	13,340,717
Change in valuation inputs or other assumptions	108,967	(2,187,034)	(2,078,067)
Fair value as of March 31, 2022	8,771,879	2,490,771	11,262,650

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 16, 2022, the date that the financial statement was issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On May 11, 2022 the Company borrowed an additional amount of $500,000 under the terms of the promissory note.

The Company filed an amended Registration Statement on Form S-4/A on April 25, 2022.

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

Overview

We are a blank check company incorporated on October 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. As of March 31, 2022, we have selected a business combination target and have initiated substantive discussions, directly or indirectly, with a business combination target with respect to an initial Business Combination with us. On May 11, 2021, Better HoldCo, Inc. ("Better"), one of the fastest-growing digital homeownership platforms in the United States and we announced that we have entered into a definitive merger agreement that will transform Better into a publicly-listed company. This transaction reflects an implied equity value for Better of approximately $6.9 billion and a post-money equity value of approximately $7.7 billion.

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

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful. In the event that the Company does not consummate a Business Combination within 24 months from the consummation of the IPO, we can seek an extension (with no limit to such extension) provided we have our shareholder approval.

Results of Operations

Our entire activity since inception through March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. In the event that the Company does not consummate a Business Combination within 24 months from the consummation of the IPO, we can seek an extension (with no limit to such extension) provided we have our shareholder approval. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022 and 2021, we had net gain (loss) of $1,010,040 and $(1,738,750), which consisted of a $2,078,067 and $(1,836,968) gain (loss) from changes in the fair value of derivative warrant liabilities, $0 and $496,161 gain (loss) from changes in the fair value of the over-allotment option liabilities, offering costs allocated to warrant liabilities of $0 and $299,523, and $1,091,289 and $98,419 in general and administrative costs.

We classify the warrants issued in connection with our Initial Public Offering and the sale of the Novator Private Placement Units and the Private Placement Warrants as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the three months ended March 31, 2022 and 2021, the change in fair value of warrants was a decrease of $2,078,067 and an increase of $1,836,968.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, as of March 31, 2022, we had a working capital deficiency of $7,058,738.

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

Prior to the completion of our Business Combination, we have used $3,971,279 of proceeds held outside the trust account. The use of these funds is to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, to prepare and make required securities filings, listing application and pay legal and professional fees.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination or to fund certain other expenses (including officer expenses to the extent in excess of our estimates and expenses relating to payments due to one of our officers) our Sponsor or its affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. Should the Company's operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $8,000,000. This amount would be reflective of estimated total costs of the Company through May 16, 2023 in relation to the business combination, in the event the business combination is unsuccessful. In the event that the Company does not consummate a Business Combination within 24 months from the consummation of the IPO, we can seek an extension (with no limit to such extension) provided we have our shareholder approval. The loan is non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the loan.

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

We expected our primary liquidity requirements during that period to include approximately $300,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $250,000 for consulting, travel and miscellaneous expenses incurred during the search for an initial business combination target; $75,000 for Nasdaq continued listing fees; and $35,000 for general working capital that will be used for miscellaneous expenses and reserves.

These amounts were estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the potential business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

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

Related Party Transactions

On December 9, 2020 our Sponsor paid $25,000, or $0.004 per share, to cover certain offering and formation costs of the company in exchange for 5,750,000 founder shares. During February 2021, we effectuated a share dividend of 1,006,250 Class B ordinary shares and subsequently cancelled 131,250 Class B ordinary shares resulting in an aggregate of 6,625,000 founder shares being issued and outstanding. In March 2021, the Company effectuated a share dividend of 575,000. As of March 31, 2022, the total founder shares outstanding equaled 6,950,072 Class B ordinary shares due to the expiration of the 45 day window to exercise the full over-allotment, of which 249,928 Class B ordinary shares were cancelled. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering, the exercise of the underwriters' over-allotment option, and the sale of the Novator Private Placement Units. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to our Company by the aggregate number of founder shares issued. If we increase or decrease the size of the offering we will effect a share dividend or a share contribution back to capital or other appropriate mechanism, as applicable, with respect to our Class B ordinary shares immediately prior to the consummation of the offering in such amount as to maintain the ownership of our initial shareholders at 20.0% of our issued and outstanding ordinary shares upon the consummation of this offering and the Novator private placement.

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

Additionally, our Sponsor on February 21, 2022 amended the Promissory Note to increase the note to $4,000,000 to be used for a portion of the expenses of our Initial Public Offering. As of March 31, 2022, $1,812,295 was outstanding under the Promissory Note and due to the Sponsor. Should the Company's operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $8,000,000.

On October 15, 2021, Merger Sub entered into a Director’s Services Agreement (the “DSA”) by and among Merger Sub, Caroline Jane Harding (the “Director”), and the Company, effective as of May 10, 2021. Under the terms of the DSA, the Director is to provide services to Merger Sub which include acting as a non-executive director and president and secretary of Merger Sub in consideration of $50,000 of annual payments (and in certain circumstances an incremental hourly fee of $500). On October 29, 2021, the DSA was amended and was ratified by Compensation Committee on November 3, 2021. As of March 31, 2022 and December 31, 2021, no amounts were accrued, and as of March 31, 2022 and March 31, 2021, no amounts were expensed.

In addition, with respect to Ms. Harding, our Company remunerates her for professional services rendered to our Company in her role as chief financial officer of at the rate of $10,000 per month and for her service on our board of directors at the rate of $15,000 per year, and in certain circumstances an incremental hourly fee of $500. Additionally, the CFO received a $50,000 payment on March 21, 2021 and will receive a $75,000 payment on the earlier of March 21, 2023 and the date in which our Company is liquidated in contemplation of her future services to our Company. As of March 31, 2022 and December 31, 2021, $10,000 and $100,000 was accrued and as of March 31, 2022 and March 31, 2021, $30,000 and $83,750 was expensed for these services. If we do not have sufficient funds to make the payments due to Ms. Harding as set forth herein professional services provided by her, we may borrow funds from our sponsor or an affiliate of the initial shareholders or certain of our directors and officers to enable us to make such payments.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events.

Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet. The Sponsor and the Company’s directors and officers have agreed to waive their redemption rights with respect to any Founder Shares, Novator Private Placement Shares and Public Shares held by them in connection with the completion of the business combination.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted-average number of shares of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 24,300,287 Class A ordinary shares subject to possible redemption on March 31, 2022 and December 31, 2021 have been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Aurora has not considered the effect of the warrants sold in our initial public offering (including the consummation of the over-allotment units) and private placement to purchase an aggregate of 11,523,444 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

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

Derivative Warrant Liabilities

The Company’s 6,075,072 public warrants and the 5,448,372 private warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Company’s public warrants issued in connection with our initial public offering was initially measured at fair value using a combination of Monte Carlo and Binomial Lattice models. The fair value of the Company’s private warrants issued in connection with our initial public offering was initially measured at fair value using a Black-Scholes Option Pricing Model and subsequently, the fair value of the Company’s private warrants has been estimated using a Black-Scholes Option Pricing Model each measurement date. The fair value of the Company’s public warrants issued in connection with our initial public offering has subsequently been measured based on the listed market price of such Company’s public warrants.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors, except as noted below, since we last reported under Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2021.

We identified a material weakness in our internal control over financial reporting. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner and we may be unable to maintain compliance with applicable stock exchange listing requirements, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We restated our previously issued financial statements and accordingly identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to inadequate controls and oversight over the processes and procedures in applying guidance to complex accounting transactions. We have concluded that this material weakness arose because we did not have the business processes, personnel and related internal controls necessary to satisfy applicable accounting and financial reporting requirements.

Our ongoing material weakness, and any new material weaknesses or significant deficiencies we identify in the future, could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such cases, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses or significant deficiencies.

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

2.2	Plan of Domestication (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).
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

3.2

Form of Certificate of Incorporation of Aurora Acquisition Corp. to become effective upon the Business Combination (Incorporated by reference to Annex B to the Company’ Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

3.3

Form of Certificate of Domestication to become effective upon the Business Combination (Incorporated by reference to Annex C to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

3.4

Form of By-Laws of Aurora Acquisition Corp. to become effective upon the Business Combination (Incorporated by reference to Annex D to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

4.1	Specimen Unit Certificate of Aurora Acquisition Corp. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).
4.2

Specimen Class A Ordinary Share Certificate of Aurora Acquisition Corp. (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

4.3

Specimen Warrant Certificate of Aurora Acquisition Corp. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

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

10.1

Aurora Holder Support Agreement, dated as of May 10, 2021, by and among Registrant, BetterHoldco, Inc., Novator Capital Sponsor Ltd. and Unbound HoldCo Ltd. (Incorporated by reference to Annex E to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.2

Better Holder Support Agreement, dated as of May 10, 2021, by and among the Registrant, Better Holdco, Inc. and the persons set forth on Schedule I thereto (Incorporated by reference to Annex F to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.3

Better Holder Support Agreement, dated as of May 10, 2021, by and among the Registrant, Better Holdco, Inc. and the persons set forth on Schedule I thereto (Incorporated by reference to Annex R to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.4

SoftBank Subscription Agreement, dated as of May 10, 2021, by and between the Registrant and SB Northstar LP (Incorporated by reference to Annex H to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.5

Amendment to the SoftBank Subscription Agreement, dated as of November 30, 2021, by and between the Registrant, Better Holdco, Inc. and SB Northstar LP (Incorporated by reference to Annex H-1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.6

Sponsor Agreement, dated as of May 10, 2021, by and between the Registrant, and Novator Capital Sponsor Ltd. (Incorporated by reference to Annex K to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.7

Amendment to Sponsor Agreement, dated as of November 9, 2021, by and between the Registrant, and Novator Capital Sponsor, Ltd. (Incorporated by reference to Annex K-1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.8

Sponsor Subscription Agreement, dated as of May 10, 2021, by and between the Registrant, Novator Capital Sponsor Ltd. and BB Trustees SA (Incorporated by reference to Annex I to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.9

Amendment to the Sponsor Subscription Agreement, dated as of November 30, 2021, by and between the Registrant, Better Holdco, Inc. Novator Capital Sponsor Ltd. and BB Trustees SA (Incorporated by reference to Annex I-1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.10

Redemption Subscription Agreement, by and among Registrant, Novator Capital Sponsor Ltd. and BB Trustees SA and the additional subscribers (Incorporated by reference to Annex J to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.11

Redemption Subscription Termination, dated November 30, 2021, by and among Aurora Acquisition Corp., and Novator Capital Sponsor Ltd., and BB Trustees SA, as trustee of the Future Holdings Trust (Incorporated by reference to Annex J-1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.12

Form of Amended and Restated Registration Rights Agreement, by and among Registrant, Novator Capital Sponsor Ltd., and certain additional stockholder parties (Incorporated by reference to Annex G to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.13

Pre-Closing Bridge Note Purchase Agreement, dated as of November 30, 2021, by and between the Registrant, Better Holdco, Inc., SB Northstar LP and Novator Capital Sponsor Ltd. (Incorporated by reference to Annex Q to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.14	SoftBank Bridge Note (Incorporated by reference to Annex Q-1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).
10.15	Sponsor Bridge Note (Incorporated by reference to Annex Q-2 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).
10.16

Founder Side Letter, dated as of May 10, 2021, by and between the Registrant and Vishal Garg (Incorporated by reference to Annex M to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.17

Amended and Restated Insider Letter, dated as of May 10, 2021, by and among the Registrant, Novator Capital Sponsor Ltd and certain individuals, each of whom is a member of the board of directors and/or management team (Incorporated by reference to Annex L to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.18

Amended and Restated Promissory Note, dated as of May 10, 2021, by and between Aurora Capital Holding Corp, and Novator Capital Sponsor Ltd (Incorporated by reference to Annex N to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

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

10.21#

Form of Better Home & Finance Holding Company 2022 Incentive Equity Plan, (Incorporated by reference to Annex O to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022), and forms of agreement thereunder.

10.22#

Form of Better Home & Finance Holding Company 2022 Employee Stock Purchase Plan (Incorporated by reference to Annex P to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.23

Form of Indemnification Agreement by and between Better Home & Finance and each of its directors and executive officers (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.24

Offer Letter, dated October 2, 2020, by and between Better Holdco, Inc. and Kevin Ryan (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.25

Offer Letter, dated December 8, 2020, by and between Better Holdco, Inc. and Sigurgeir Jonsson (Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.26

Offer Letter, dated November 13, 2020, by and between Better Holdco, Inc. and Diane Yu (Incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.27**	Post-Closing Convertible Notes Side Letter, dated November 30, 2021 between SoftBank and Vishal Garg.
10.28

Better Holdco, Inc. Irrevocable Voting Proxy, dated as of April 7, 2021, as amended as of October 8, 2021, by and between Vishal Garg and SVF II Beaver (DE) LLC (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.29

Form of Executive Employment Agreement by and between Better Home & Finance and certain of its executive officers (Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.30

Form of Change of Control Severance Plan by and between Better Home & Finance and certain of its executive officers (Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

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
99.1

Transfer Agent Termination Letter, dated November 1, 2021 by and between Aurora Acquisition Corp. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K (File No. 001-40143), filed on March 25, 2022).

101.INS	XBRL Instance Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
*104	Cover page Interactive Data file (Formatted as inline XBRL and contained in Exhibit 101)

*    Filed herewith

**  To be filed by amendment

#    Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA ACQUISITION CORP.

Date: May 16, 2022		/s/ Arnaud Massenet
	Name:	Arnaud Massenet
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022		/s/ Caroline Harding
	Name:	Caroline Harding
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)