Form 10-Q
period 2022-06-30
Aurora Acquisition Corp.
filed 2022-08-15
CIK 1835856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, there were 27,800,287 shares of Class A common stock and 6,950,072 shares of Class B common stock of the registrant issued and outstanding.

AURORA ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

	June 30, 2022
	(Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash	$35,275	$37,645
Related party receivable	—	502,956
Prepaid expenses and other current assets	324,375	526,674
Total Current Assets	359,650	1,067,275
Cash held in Trust Account	278,466,148	278,022,397
Total Assets	$278,825,798	$279,089,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued offering costs	$7,736,580	$5,622,429
Related party loans	2,312,395	1,412,295
Total Current Liabilities	10,048,974	7,034,724
Warrant Liability	7,449,304	13,340,717
Deferred underwriting fee payable	—	8,505,100
Total Liabilities	17,498,279	28,880,541

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 24,300,287 shares at redemption value as of June 30, 2022 and December 31, 2021	243,002,870	243,002,870
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,500,000 shares issued and outstanding (excluding 24,300,287 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	350	350
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,950,072 and 6,950,072 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	695	695
Additional paid-in capital	20,586,422	12,263,980
Accumulated deficit	(2,262,818)	(5,058,764)
Total Shareholders’ Equity	18,324,649	7,206,261
Total Liabilities and Shareholders’ Equity	$278,825,798	$279,089,672

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED STATEMENT OF OPERATIONS

	For the Three	For the Three	For the Six Months	For the Six Months
	Months Ended June	Months Ended June	Ended June 30,	Ended June 30,
	30, 2022	30, 2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$2,630,587	$1,213,442	$3,721,876	$1,311,862
Loss from operations	(2,630,587)	(1,213,442)	(3,721,876)	(1,311,862)
Other income (expense):
Interest earned on marketable securities held in Trust Account	420,489	3,123	443,751	3,123
Change in fair value of warrants	3,813,346	(4,198,067)	5,891,413	(6,035,035)
Change in fair value of over-allotment option liability	—	559,839	—	1,056,000
Offering costs allocated to warrants liability	—	—	—	(299,523)
Gain on deferred underwriting fee	182,658	—	182,658	—
Net Income (loss)	$1,785,906	$(4,848,547)	$2,795,946	$(6,587,297)
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	24,300,287	24,300,287	15,364,623
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.05	$(0.15)	$0.08	$(0.27)
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,450,072	7,544,201	10,450,072	8,729,045
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$0.05	$(0.15)	$0.08	$(0.27)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2022 AND JUNE 30, 2021

(UNAUDITED)

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance - January 1, 2022	3,500,000	$350	6,950,072	$695	$12,263,980	$(5,058,764)	$7,206,261
Net income	—	—	—	—	—	1,010,040	1,010,040
Balance - March 31, 2022	3,500,000	$350	6,950,072	$695	$12,263,980	$(4,048,724)	$8,216,301
Derecognition of deferred underwriting fee	—	—	—	—	8,322,442	—	8,322,442
Net income	—	—	—	—	—	1,785,906	1,785,906
Balance – June 30, 2022	3,500,000	$350	6,950,072	$695	$20,586,422	$(2,262,818)	$18,324,649

	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	7,200,000	$720	$24,280	$(20,000)	$5,000
Sale of 24,300,287 Units, net of underwriting discounts and offering expenses	24,300,287	2,430	—	—	214,436,408	—	214,438,838
Sale of 3,500,000 Private Placement Units	3,500,000	350	—	—	34,999,650	—	35,000,000
Sale of Private Placement Warrants	—	—	—	—	6,860,057	—	6,860,057
Ordinary shares subject to redemption (as restated)	(24,300,287)	(2,430)	—	—	(243,000,440)	—	(243,002,870)
Over-allotment option liability	—	—	—	—	(1,056,000)	—	(1,056,000)
Net loss	—	—	—	—	—	(1,738,750)	(1,738,750)
Balance — March 31, 2021	3,500,000	$350	7,200,000	$720	$12,263,955	$(1,758,750)	$10,506,275
Surrender and cancellation of Founder Shares	—	—	(249,928)	(25)	25	—	—
Net loss	—	—	—	—	—	(4,848,547)	(4,848,547)
Balance — June 30, 2021	3,500,000	$350	6,950,072	$695	$12,263,980	$(6,607,297)	$5,657,728

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,795,946	$(6,587,297)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(5,891,413)	6,035,035
Offering cost allocated to warrant liability	—	299,523
Changes in fair value of over-allotment option liability	—	(1,056,000)
Gain on deferred underwriting fee	(182,658)	—
Interest earned on marketable securities held in Trust Account	—	(3,123)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	202,299	(737,923)
Related party receivable	502,956	—
Accounts payable and accrued offering costs	2,114,151	(36,896)
Net cash used in operating activities	(458,719)	(2,086,681)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(443,751)	(278,002,870)
Net cash used in investing activities	(443,751)	(278,002,870)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	238,142,813
Proceeds from sale of Private Placement Units	—	35,000,000
Proceeds from sale of Private Placement Warrants	—	6,860,057
Proceeds from promissory note – related party	900,100	330,653
Net cash provided by financing activities	900,100	280,333,523

Net Change in Cash	(2,370)	243,972
Cash — Beginning of period	37,645	—
Cash — End of period	$35,275	$243,972

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred Offering Cost	—	$557,663
Proceeds from Related Party for Offering Cost	—	$105,927
Class A ordinary share subject to possible redemption	—	$243,002,870
Initial Classification of Warrant liability	—	$14,916,913
Deferred underwriting fee payable	$8,322,442	$8,505,100

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2022

AURORA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

As of May 10, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aurora Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Better HoldCo, Inc., a Delaware corporation (“Better”). All activity for the period from October 7, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and activities in connection with entering into the Merger Agreement. Since our Initial Public Offering, our only costs have been identifying a target for our initial Business Combination, negotiating the transaction with Better, and maintaining our Company and SEC reporting. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

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

Following the closing of Aurora’s Initial Public Offering on March 8, 2021, an amount equal to $255,000,000 ($10.00 per unit) (see Note 6) from the net proceeds from Aurora’s Initial Public Offering and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”). Additionally, the cash held in the Trust Account comprises of gross proceeds from the Initial Public Offering of $220,000,000, $23,002,870 from the proceeds of the Underwriters over-allotment, $35,000,000 from 3,500,000 units at a price $10.00 per unit and interest income of $23,262. As of June 30, 2022, funds in the Trust Account totaled $278,466,148, and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

Liquidity and Management’s Plan

As of June 30, 2022, the Company had $35,275 in its operating bank account, and a working capital deficit of $9,689,325.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. In addition to the excess of funds, the Company issued an unsecured promissory note (the “Note”) to the Sponsor (“Payee”) pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000. Should the Company’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $12,000,000. This amount would be reflective of estimated total costs of the Company through August 15, 2023 in relation to the business combination, in the event the business combination is unsuccessful. In the event that the Company does not consummate a Business Combination within 24 months from the consummation of the IPO, we can seek an extension (with no limit to such extension) provided we have our shareholder approval. The Note was non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of a Business Combination or one year from the date of this filing.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments held in trust account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Deferred offering costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

On June 22, 2022, Barclays resigned from its role as underwriter and financial advisor to Aurora. In connection with such resignations, Barclays waived its entitlement to a deferred underwriting fee of $8.5 million that would be payable at the close of the Business Combination. Accordingly, the Company will not recognize the liability for the deferred underwriting fee for the quarter ending June 30, 2022 that was currently accrued as of December 31, 2021.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption would be classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Warrant Liability

At June 30, 2022 and December 31, 2021, there were 6,075,052 Public Warrants and 5,448,372 Private Placement Warrants outstanding (including warrants included in the Novator Private Placement Units). The Company accounts for the Public Warrants and Private Placement Warrants (including warrants included in the Novator Private Placement Units) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,946,641 as a result of the Initial Public Offering (consisting of a $4,860,057 underwriting fee, $8,505,100 of deferred underwriting fees and $581,484 of other offering costs). The Company recorded $13,647,118 of offering costs as a reduction of equity in connection with the shares of Class A common Stock included in the Units. The Company immediately expensed $299,523 of offering costs in connection with the Public Warrants included in the Units that were classified as liabilities within the six months ended June 30, 2021. For the three and six months ended June 30, 2022, the Company recorded a gain of $182,658 relating to offering costs allocated to the warrant liability due to Barclays waiving its entitlement to a deferred underwriting fee of $8,505,100 that would be payable at the close of the Business Combination. Accordingly, the Company will not recognize the liability for the deferred underwriting fee for the quarter ending June 30, 2022.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

	Three Months Ended
	June 30, 2022	June 30, 2021
Class A Common Stock subject to possible redemption
Numerator: Earnings (losses) attributable to Class A Common Stock subject to possible redemption	$1,248,851	$(3,699,889)
Net earnings (losses) attributable to Class A Common Stock subject to possible redemption	$1,248,851	$(3,699,889)

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	24,300,287
Basic and diluted net income (loss) per share, Class A Common Stock subject to possible redemption	$0.05	$(0.15)

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income (loss) minus net earnings
Net income (loss)	$537,055	$(1,148,658)
Less: Net earnings (losses) attributable to Class A Common Stock subject to possible redemption
Non-redeemable net income (loss)	$537,055	$(1,148,658)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,450,072	7,544,201
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$0.05	$(0.15)

	Six Months Ended
	June 30, 2022	June 30, 2021
Class A Common Stock subject to possible redemption
Numerator: Earnings (losses) attributable to Class A Common Stock subject to possible redemption	$1,955,153	$(4,200,744)
Net earnings (losses) attributable to Class A Common Stock subject to possible redemption	$1,955,153	$(4,200,744)

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	15,364,623
Basic and diluted net income (loss) per share, Class A Common Stock subject to possible redemption	$0.08	$(0.27)

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income (loss) minus net earnings
Net income (loss)	$840,793	$(2,386,553)
Less: Net earnings (losses) attributable to Class A Common Stock subject to possible redemption
Non-redeemable net income (loss)	$840,793	$(2,386,553)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,450,072	8,729,045
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$0.08	$(0.27)

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

Director Services Agreement and Director Compensation

On October 15, 2021, Merger Sub entered into a Director’s Services Agreement (the “DSA”) by and among Merger Sub, Caroline Jane Harding (the “Director”), and the Company, effective as of May 10, 2021. Under the terms of the DSA, the Director is to provide services to Merger Sub which include acting as a non-executive director and president and secretary of Merger Sub in consideration of $50,000 of annual payments (and in certain circumstances an incremental hourly fee of $500). On October 29, 2021, the DSA was amended and was ratified by Compensation Committee on November 3, 2021. As of June 30, 2022 and December 31, 2021, $50,000 and $0 was accrued, and as of June 30, 2022 and June 30, 2021, $50,000 and $0 was expensed.

In addition, with respect to Ms. Harding, our Company remunerates her for professional services rendered to our Company in her role as chief financial officer of at the rate of $10,000 per month and for her service on our board of directors at the rate of $15,000 per year, an incremental hourly fee in certain circumstances of $500. Additionally, Ms.Harding received a $50,000 payment on March 21, 2021 in contemplation of her services to Aurora and will receive a $75,000 payment on the earlier of March 21, 2023 or the date on which Aurora is liquidated. As of June 30, 2022 and December 31, 2021, $0 and $100,000 was accrued and as of June 30, 2022 and June 30, 2021, $67,500 and $122,500 was expensed for these services. If we do not have sufficient funds to make the payments due to Ms. Harding as set forth herein professional services provided by her, we may borrow funds from our sponsor or an affiliate of the initial shareholders or certain of our directors and officers to enable us to make such payments.

Promissory Note from Related Party

On May 11th, 2021, the Company issued an unsecured promissory note (the “Note”) to the Sponsor (“Payee”), pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. The Note was non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note. This Note amended and restated in its entirety that certain Promissory Note dated as of December 9, 2020 (the “Prior Note”) issued by the Company to the Payee in the principal amount of $300,000. On February 23rd, 2022 this note was again amended and restated pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000.

Should the Company’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $12,000,000. This amount would be reflective of estimated total costs of the Company through August 15, 2023 in relation to the business combination, in the event the business combination is unsuccessful. In the event that the Company does not consummate a Business Combination within 24 months from the consummation of the IPO, we can seek an extension (with no limit to such extension) provided we have our shareholder approval. As of June 30, 2022 and December 31, 2021 the amount outstanding under the Promissory Note is $2,312,395 and $1,412,295.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

On June 22, 2022, Barclays resigned from its role as underwriter and financial advisory to the Company. In connection with such resignation, Barclays waived its entitlement to a deferred underwriting fee of $8,505,100 that would be payable at the close of the Business Combination. Accordingly, the Company will not recognize the liability for the deferred underwriting fee as of June 30, 2022.

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

In the second quarter of 2022, after the balance sheet date, Aurora received a voluntary request for documents from the Division of Enforcement of the Securities and Exchange Commission (“SEC”) indicating that it is conducting an investigation relating to Aurora and Better to determine if violations of the federal securities laws have occurred. The SEC has requested that Better and Aurora voluntarily provide the SEC with certain information and documents. Aurora is cooperating with the SEC. As the investigation is ongoing, Aurora is unable to predict how long it will continue or whether, at its conclusion, the SEC will bring an enforcement action against either Better or Aurora and, if it does, what remedies it may seek.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,500,000 Class A ordinary shares issued and outstanding, excluding 24,300,287 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,950,072 Class B ordinary shares issued and outstanding of which an aggregate of 249,928 Class B ordinary shares were forfeited in connection with the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

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

At June 30, 2022, investments held in the Trust account were comprised of $278,466,148 in money market funds which are invested primarily in U.S. Treasury Securities. As of June 30, 2022, the Company did not withdraw any interest income from the Trust Account.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the three and six months ended June 30, 2022 and 2021, and the Company had no transfers out of Level 3 for the three and six months ended June 30, 2022 and 2021.

The fair value of the Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account – money market funds	$278,466,148	$—	$—
Liabilities:
Derivative public warrant liabilities	911,258	—	—
Derivative private warrant liabilities	—	—	6,538,046
Total Fair Value	$279,377,406	$—	$6,538,046

The following table provides the significant unobservable inputs used in the Modified Black Scholes model to measure the fair value of the Private Placement Warrants:

	At March 8, 2021 (Initial	As of December 31,	As of June 30,
	Measurement)	2021	2022
Stock price	10.02	9.90	9.79
Strike price	11.50	11.50	11.50
Probability of completing a Business Combination	90.0%	100%	100%
Remaining term (in years)	5.5	5.0	5.50
Volatility	15.00%	22.00%	13.00%
Risk-free rate	0.96%	1.26%	2.99%
Fair value of warrants	0.86	1.59	1.20

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 3	Level 1	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement at March 8, 2021	9,152,167	4,730,000	13,882,167
Initial measurement of over-allotment warrants	545,935	488,811	1,034,746
Change in valuation inputs or other assumptions	(1,035,190)	(541,006)	(1,576,196)
Fair value as of December 31, 2021	8,662,912	4,677,805	13,340,717
Change in valuation inputs or other assumptions	108,967	(2,187,034)	(2,078,067)
Fair value as of March 31, 2022	8,771,879	2,490,771	11,262,650
Change in valuation inputs or other assumptions	(2,233,833)	(1,579,513)	(3,813,346)
Fair value as of June 30, 2022	$6,538,046	$911,258	$7,449,304

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 15, 2022, the date that the financial statement was issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On August 3, 2022 the Sponsor signed a commitment to increase the amount available under the Promissory Note subject to an aggregate cap of $12,000,000 should the Company’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the existing Promissory Note.

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

Overview

We are a blank check company incorporated on October 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. As of June 30, 2022, we have selected a business combination target and have initiated substantive discussions, directly or indirectly, with a business combination target with respect to an initial Business Combination with us. On May 11, 2021, Better HoldCo, Inc. ("Better"), one of the fastest-growing digital homeownership platforms in the United States and we announced that we have entered into a definitive merger agreement that will transform Better into a publicly-listed company. This transaction reflects an implied equity value for Better of approximately $6.9 billion and a post-money equity value of approximately $7.7 billion.

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

Results of Operations

Our entire activity since inception through June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. In the event that the Company does not consummate a Business Combination within 24 months from the consummation of the IPO, we can seek an extension (with no limit to such extension) provided we have our shareholder approval. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022 and 2021, we had net gain (loss) of $1,785,906 and $(4,848,547), which consisted of a $3,813,346 and $(4,198,067) gain (loss) from changes in the fair value of derivative warrant liabilities, $0 and $559,839 gain from changes in the fair value of the over-allotment option liabilities, $182,658 and $0 gain on the deferred underwriting fee, and $2,630,587 and $1,213,442 in general and administrative costs.

For the six months ended June 30, 2022 and 2021, we had net gain (loss) of $2,795,946 and $(6,587,297), which consisted of a $5,891,413 and $(6,035,035) gain (loss) from changes in the fair value of derivative warrant liabilities, $0 and $1,056,000 gain from changes in the fair value of the over-allotment option liabilities, offering costs allocated to warrant liabilities of $0 and $299,523, $182,658 and $0 gain on the deferred underwriting fee, and $3,721,876 and $1,311,862 in general and administrative costs.

We classify the warrants issued in connection with our Initial Public Offering and the sale of the Novator Private Placement Units and the Private Placement Warrants as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the three months ended June 30, 2022 and 2021, the change in fair value of warrants was a decrease of $3,813,346 and an increase of $4,198,067. For the six months ended June 30, 2022 and 2021, the change in fair value of warrants was a decrease of $5,891,413 and an increase of $6,035,035.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, as of June 30, 2022, we had a working capital deficiency of $9,689,325.

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

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination or to fund certain other expenses (including officer expenses to the extent in excess of our estimates and expenses relating to payments due to one of our officers) our Sponsor or its affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. Should the Company's operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $12,000,000. This amount would be reflective of estimated total costs of the Company through August 15, 2023 in relation to the business combination, in the event the business combination is unsuccessful. In the event that the Company does not consummate a Business Combination within 24 months from the consummation of the IPO, we can seek an extension (with no limit to such extension) provided we have our shareholder approval. The loan is non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the loan.

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

We initially expecteded our primary liquidity requirements during that period to include approximately $300,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $250,000 for consulting, travel and miscellaneous expenses incurred during the search for an initial business combination target; $75,000 for Nasdaq continued listing fees; and $35,000 for general working capital that will be used for miscellaneous expenses and reserves.

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

Related Party Transactions

On December 9, 2020 our Sponsor paid $25,000, or $0.004 per share, to cover certain offering and formation costs of the company in exchange for 5,750,000 founder shares. During February 2021, we effectuated a share dividend of 1,006,250 Class B ordinary shares and subsequently cancelled 131,250 Class B ordinary shares resulting in an aggregate of 6,625,000 founder shares being issued and outstanding. In March 2021, the Company effectuated a share dividend of 575,000. As of June 30, 2022, the total founder shares outstanding equaled 6,950,072 Class B ordinary shares due to the expiration of the 45 day window to exercise the full over-allotment, of which 249,928 Class B ordinary shares were cancelled. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering, the exercise of the underwriters' over-allotment option, and the sale of the Novator Private Placement Units. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to our Company by the aggregate number of founder shares issued. If we increase or decrease the size of the offering we will effect a share dividend or a share contribution back to capital or other appropriate mechanism, as applicable, with respect to our Class B ordinary shares immediately prior to the consummation of the offering in such amount as to maintain the ownership of our initial shareholders at 20.0% of our issued and outstanding ordinary shares upon the consummation of this offering and the Novator private placement.

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

Additionally, our Sponsor on February 23, 2022 amended the Promissory Note to increase the note to $4,000,000 to be used for a portion of the expenses of our Initial Public Offering. As of June 30, 2022, $2,312,295 was outstanding under the Promissory Note and due to the Sponsor. Should the Company's operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $12,000,000.

On October 15, 2021, Merger Sub entered into a Director’s Services Agreement (the “DSA”) by and among Merger Sub, Caroline Jane Harding (the “Director”), and the Company, effective as of May 10, 2021. Under the terms of the DSA, the Director is to provide services to Merger Sub which include acting as a non-executive director and president and secretary of Merger Sub in consideration of $50,000 of annual payments (and in certain circumstances an incremental hourly fee of $500). On October 29, 2021, the DSA was amended and was ratified by Compensation Committee on November 3, 2021. As of June 30, 2022 and December 31, 2021, $50,000 and $0 was accrued, and as of June 30, 2022 and June 30, 2021, $50,000 and $0 was expensed.

In addition, with respect to Ms. Harding, our Company remunerates her for professional services rendered to our Company in her role as chief financial officer of at the rate of $10,000 per month and for her service on our board of directors at the rate of $15,000 per year, an incremental hourly fee in certain circumstances of $500. Additionally, Ms. Harding received a $50,000 payment on March 21, 2021 in contemplation of her services to Aurora and will receive a $75,000 payment on the earlier of March 21, 2023 or the date on which Aurora is liquidated. As of June 30, 2022 and December 31, 2021, $0 and $100,000 was accrued and as of June 30, 2022 and June 30, 2021, $67,500 and $122,500 was expensed for these services. If we do not have sufficient funds to make the payments due to Ms. Harding as set forth herein professional services provided by her, we may borrow funds from our sponsor or an affiliate of the initial shareholders or certain of our directors and officers to enable us to make such payments.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of Jun 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

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

Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet. The Sponsor and the Company’s directors and officers have agreed to waive their redemption rights with respect to any Founder Shares, Novator Private Placement Shares and Public Shares held by them in connection with the completion of the business combination.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted-average number of shares of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 24,300,287 Class A ordinary shares subject to possible redemption on June 30, 2022 and December 31, 2021 have been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Aurora has not considered the effect of the warrants sold in our initial public offering (including the consummation of the over-allotment units) and private placement to purchase an aggregate of 11,523,444 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily credit risk and to a lesser extent interest rate fluctuations.

Credit Risk

Financial instruments that potentially subject our Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and up to £85,000 by the Financial Services Compensation Scheme per financial institution in the United Kingdom. Aurora has not experienced losses on this account and management believes Aurora is not exposed to significant risks on such account.

Interest Rate Risk

The net proceeds of the initial public offering, the sale of the Novator private placement units and the sale of the Aurora private warrants held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Each of Barclays Capital, Inc. and Citigroup Global Markets Inc. has resigned from its financial advisory role in connection with the Business Combination, and investors should not put any reliance on the fact that any such investment bank was involved with any aspect of the Business Combination. Although not formally retained by Better, Bank of America also has indicated it is resigning from any role it had.

On June 22, 2022, Barclays Capital Inc. (“Barclays”), resigned from its role as financial advisor to the Company. On June 23, 2022, Citigroup Global Markets Inc. (“Citigroup”) resigned from its role as financial advisor to Better. Neither Barclays nor Citigroup provided a reason for its resignation and neither Aurora nor Better will speculate as to their motivations for resigning their respective roles. Neither Barclays nor Citigroup communicated to Aurora or Better, and neither Aurora nor Better are aware, that the resignations were the result of any dispute or disagreement with us or Better, including any disagreement relating to the disclosure in the registration statement, the scope of their respective engagements or their ability to complete such engagements, or any matter relating to Aurora’s or Better’s operations, prospects, policies, procedures or practices. The primary services rendered by Barclays in connection with the Business Combination included serving as financial advisor to our board of directors, PIPE placement agent and providing general advisory services in the context of proposed targets of Aurora, including but not limited to valuation advice. The primary services rendered by Citigroup in connection with the Business Combination included financial advice to Better’s board of directors, review of investor materials, assistance in preparation of certain dilution analysis and assistance in preparation of the beneficial ownership data presented in the registration statement.

In connection with such resignations, Barclays and Citigroup waived their entitlement to certain fees which would be owed upon completion of the Business Combination, which were comprised of approximately $8.5 million for Barclays as a deferred underwriting fee and financial advisory fee and $7.5 million for Citigroup, as a financial advisory fee. The waiver of these fees will result in additional cash of $16 million being available to Better Home & Finance Holding Company after the closing of the Business Combination. Aside from underwriting fees paid to Barclays in connection with our initial public offering, neither Barclays nor Citigroup has received any fees in connection with the Business Combination, notwithstanding that their services have been largely complete and, as such, their fee waiver could be characterized as gratuitous upon completion of the Business Combination.

Each of Barclays and Citigroup claim no remaining role in the Business Combination and have disclaimed any responsibility for any portion of the proxy statement/prospectus filed by Aurora with the SEC, despite having previously rendered services in connection with the Business Combination and assistance in preparation of the proxy statement/prospectus, but have not withdrawn any advice or materials previously rendered. Furthermore, Aurora, Better and, following completion of the Business Combination, Better Home & Finance Holding Company, will remain liable for the provisions of the engagement letters with Barclays and Citigroup that survive their resignation, including, for example, with respect to indemnity and contribution.

In addition, on June 30, 2022, with effect from June 9, 2022, Bank of America resigned its purported role as financial advisor to Better, although Bank of America was not formally retained as its financial advisor pursuant to an engagement letter and did not render any material advice or conduct any significant work associated with the Business Combination at Better’s instructions and accordingly has not had any meaningful involvement in the negotiation of the Business Combination or preparation of the registration statement. Bank of America did not provide a reason for its resignation and neither Aurora nor Better will speculate as to its motivations for resigning. Bank of America has not received any fees in connection with the Business Combination.

It is the understanding of both Aurora and Better that the SEC has received similar resignation letters from investment banks in connection with other business combination transactions involving special purpose acquisition companies. When a financial institution is named in a registration statement, it typically presumes a level of due diligence and independent analysis on the part of such financial institution ordinarily associated with a professional engagement. The withdrawal of Barclays and Citigroup and the purported resignation of Bank of America (although Bank of America is not otherwise named in the registration statement) indicates that they do not want to be associated with the disclosure or the underlying business analysis related to this transaction, and the resignation of these banks from other business combination transactions involving special purpose acquisition companies indicates that they do not want to be associated with such disclosure or business analysis for any companies undergoing such transactions. Investors should not place any reliance upon the fact that any of Barclays, Bank of America or Citigroup previously were involved with the Business Combination.

Because Barclays’ and Citigroup’s financial advisory services on the Business Combination were complete, and Better believes that Bank of America never rendered any such financial advisory services on the Business Combination, Aurora and Better do not believe that these resignations will impact in any way the consummation of the Business Combination and neither Aurora nor Better expects to hire any other financial advisors in connection with the Business Combination. Aurora’s board of directors has not revisited its financial analysis with respect to the Business Combination in light of Barclays’ resignation because Aurora already is committed to complete the transactions. Nonetheless, it is possible that Barclays’, Bank of America’s or Citigroup’s resignation may adversely affect market perception of the Business Combination generally. If market perception of the Business Combination is negatively impacted, an increased number of Aurora shareholders may vote against the proposed Business Combination or seek to redeem their shares for cash.

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

2.2	Form of Plan of Domestication (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).
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

3.2

Form of Certificate of Incorporation of Aurora Acquisition Corp. to become effective upon the Business Combination (Incorporated by reference to Annex B to the Company’ Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

3.3

Form of Certificate of Domestication to become effective upon the Business Combination (Incorporated by reference to Annex C to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

3.4

Form of By-Laws of Aurora Acquisition Corp. to become effective upon the Business Combination (Incorporated by reference to Annex D to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

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

10.1

Aurora Holder Support Agreement, dated as of May 10, 2021, by and among Registrant, Better Holdco, Inc., Novator Capital Sponsor Ltd. and Unbound HoldCo Ltd. (Incorporated by reference to Annex E to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

10.2

Better Holder Support Agreement, dated as of May 10, 2021, by and among the Registrant, Better Holdco, Inc. and the persons set forth on Schedule I thereto (Incorporated by reference to Annex F to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

10.3

Better Holder Support Agreement, dated as of May 10, 2021, by and among the Registrant, Better Holdco, Inc. and the persons set forth on Schedule I thereto (Incorporated by reference to Annex R to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

10.4

SoftBank Subscription Agreement, dated as of May 10, 2021, by and between the Registrant and SB Northstar LP (Incorporated by reference to Annex H to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

10.5

Amendment to the SoftBank Subscription Agreement, dated as of November 30, 2021, by and between the Registrant, Better Holdco, Inc. and SB Northstar LP (Incorporated by reference to Annex H-1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

10.6

Sponsor Agreement, dated as of May 10, 2021, by and between the Registrant, and Novator Capital Sponsor Ltd. (Incorporated by reference to Annex K to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

10.7

Amendment to Sponsor Agreement, dated as of November 9, 2021, by and between the Registrant, and Novator Capital Sponsor, Ltd. (Incorporated by reference to Annex K-1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

10.8

Sponsor Subscription Agreement, dated as of May 10, 2021, by and between the Registrant, Novator Capital Sponsor Ltd. and BB Trustees SA (Incorporated by reference to Annex I to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July14, 2022).

10.9

Amendment to the Sponsor Subscription Agreement, dated as of November 30, 2021, by and between the Registrant, Better Holdco, Inc. Novator Capital Sponsor Ltd. and BB Trustees SA (Incorporated by reference to Annex I-1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

10.10

Redemption Subscription Agreement, by and among Registrant, Novator Capital Sponsor Ltd. and BB Trustees SA and the additional subscribers (Incorporated by reference to Annex J to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

10.11

Redemption Subscription Termination, dated November 30, 2021, by and among Aurora Acquisition Corp., and Novator Capital Sponsor Ltd., and BB Trustees SA, as trustee of the Future Holdings Trust (Incorporated by reference to Annex J-1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

10.12

Form of Amended and Restated Registration Rights Agreement, by and among Registrant, Novator Capital Sponsor Ltd., and certain additional stockholder parties (Incorporated by reference to Annex G to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

10.13

Pre-Closing Bridge Note Purchase Agreement, dated as of November 30, 2021, by and between the Registrant, Better Holdco, Inc., SB Northstar LP and Novator Capital Sponsor Ltd. (Incorporated by reference to Annex Q to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

10.14	SoftBank Bridge Note (Incorporated by reference to Annex Q-1 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).
10.15	Sponsor Bridge Note (Incorporated by reference to Annex Q-2 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).
10.16

Founder Side Letter, dated as of May 10, 2021, by and between the Registrant and Vishal Garg (Incorporated by reference to Annex M to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

10.17

Amended and Restated Insider Letter, dated as of May 10, 2021, by and among the Registrant, Novator Capital Sponsor Ltd and certain individuals, each of whom is a member of the board of directors and/or management team (Incorporated by reference to Annex L to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

10.18

Amended and Restated Promissory Note, dated as of May 10, 2021, by and between Aurora Capital Holding Corp, and Novator Capital Sponsor Ltd (Incorporated by reference to Annex N to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

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

10.21#

Form of Better Home & Finance Holding Company 2022 Incentive Equity Plan, (Incorporated by reference to Annex O to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022), and forms of agreement thereunder.

10.22#

Form of Better Home & Finance Holding Company 2022 Employee Stock Purchase Plan (Incorporated by reference to Annex P to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

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

10.27

Post-Closing Convertible Notes Side Letter, dated November 30, 2021 between SoftBank and Vishal Garg (Incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

10.28

Better Holdco, Inc. Irrevocable Voting Proxy, dated as of April 7, 2021, as amended as of October 8, 2021, by and between Vishal Garg and SVF II Beaver (DE) LLC (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.29

Form of Executive Employment Agreement by and between Better Home & Finance and certain of its executive officers (Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.30

Form of Change of Control Severance Plan by and between Better Home & Finance and certain of its executive officers (Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-4/A (File No. 333-258423), filed on April 25, 2022).

10.31

Director’s Services Agreement, dated October 15, 2021, by and among Registrant, Aurora Merger Sub I, Inc. and Caroline Jane Tucker, as amended by the Amendment and Restatement of Director’s Services Agreement, dated October 29, 2021, by and among Registrant, Aurora Merger Sub I, Inc. and Caroline Jane Tucker (Incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

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

*101.INS	XBRL Instance Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
104	Cover page Interactive Data file (Formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

#Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA ACQUISITION CORP.

Date: August 15, 2022		/s/ Arnaud Massenet
	Name:	Arnaud Massenet
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022		/s/ Caroline Harding
	Name:	Caroline Harding
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)