Form 10-Q/A
period 2021-09-30
Aurora Acquisition Corp.
filed 2023-04-17
CIK 1835856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of April 5, 2023, there were 2,048,838 shares of Class A common stock and 6,950,072 shares of Class B common stock of the registrant issued and outstanding.

AURORA ACQUISITION CORP.

Quarterly Report on Form 10-Q/A

EXPLANATORY NOTE

Aurora Acquisition Corp. (the “Company,” “Aurora,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Form 10-Q/A” or this “Amendment”), to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Quarterly Report”).

Background of Restatement

On March 26, 2023, the audit committee (the “Audit Committee”) of the board of directors of the Company (the “Board”) and the Board, in consultation with the Company’s management and its advisors, concluded that the Company’s previously issued unaudited interim financial statements included in the Original Quarterly Report for the three and nine months ended September 30, 2021 (the “Restated Period”), filed with the SEC on November 15, 2021, should be restated and no longer be relied upon due to certain errors identified relating to, among other things, expenses that were not properly recorded in the period in which they occurred. The errors related to reconciliations surrounding expenses paid by related parties and accounts payable, and the classification of the underwriters’ over-allotment option liability, as more fully described in Note 2, Summary of Significant Accounting Policies, of the accompanying financial statements.

In addition, this Form 10-Q/A restates the Original Quarterly Report to correct certain additional errors disclosed in the Company’s previous financial statements, including in the  Current Report on Form 8-K/A (the “Form 8-K/A”) filed with the SEC on February 10, 2022, which amended and restated its audited balance sheet as of March 8, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (the “Original Form 8-K”), originally filed with the SEC on March 12, 2021 (the “Prior Restatement”). As more fully described in Note 2, Summary of Significant Accounting Policies, of the notes to the financial statements accompanying this Form 10-Q/A and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I hereof, the Prior Restatement corrected errors in the financial statements contained in the Original Form 8-K relating to, among other things, the classification of Class A ordinary shares subject to redemption and the classification of the underwriters’ over-allotment option. This Form 10-Q/A restates the unaudited interim financial statements included in the Original Quarterly Report to account for the errors identified in the Prior Restatement to the extent they impact the Restated Period (as defined below). However, the Company is not restating in this Form 10-Q/A the audited balance sheet as of March 8, 2022, and related footnote disclosures contained in the Form 8-K/A.

As such, to correct the errors described above, the Company is restating certain of the Company’s previously issued unaudited interim financial statements for: (i) the three months ending March 31, 2021; (ii) the three and six months ending June 30, 2021; and (iii) the three and nine months ending September 30, 2021 (together, the “Restated Period”), in this Form 10-Q/A.

The financial information that has been previously filed or otherwise reported for the Restated Period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On March 29, 2023, the Company filed a Current Report on Form 8-K disclosing the Board’s and Audit Committee’s conclusion that the unaudited interim financial statements in the Original Quarterly Report for the three and nine months ended September 30, 2021, filed with the SEC on November 15, 2021 should no longer be relied upon.

The restatement is more fully described in Note 2, Summary of Significant Accounting Policies, of the notes to the financial statements included in this Amendment. In addition, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures of Part I hereof and Item 1A - Risk Factors of Part II hereof, have been updated to detail further disclosure of the effects and actions taken by the Company’s management and Board.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this 10-Q/A under Item 6 of Part II hereof.

This Form 10-Q/A does not reflect adjustments for events occurring after November 15, 2021, the date of the filing with the SEC of the Original Quarterly Report, except to the extent they are otherwise required to be included and discussed herein and does not substantively modify or update those disclosures affected by subsequent events, other than as required to reflect the adjustments described above.

Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC after the date hereof.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, additional material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to continue to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced training of our personnel and third-party professionals with whom we consult regarding complex accounting applications and unusual transactions. In addition, the Company will implement sufficient and effective reconciliation procedures surrounding the expenses paid by related parties and accounts payable financial statement line items. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

(RESTATED)

	September 30, 2021	December 31, 2020
	(As Restated Unaudited)
ASSETS
Current assets:
Cash	$117,244	$—
Related party receivable	215,653	—
Prepaid expenses and other current assets	634,799	5,000
Total Current Assets	967,696	5,000
Cash held in Trust Account	278,015,286	—
Deferred offering cost	—	557,663
Total Assets	$278,982,982	$562,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued offering costs	$2,707,465	$531,947
Related party loans	462,295	25,716
Total Current Liabilities	3,169,760	557,663
Warrant Liability	19,514,651	—
Deferred underwriting fee payable	8,505,100	—
Total Liabilities	31,189,511	557,663

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 24,300,287 shares at redemption value as of September 30, 2021	243,002,870	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,500,000 shares issued and outstanding (excluding 24,300,287 shares subject to possible redemption) as of September 30, 2021	350	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,950,072 and 7,200,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	695	720
Additional paid-in capital	13,692,181	24,280
Accumulated deficit	(8,902,625)	(20,000)
Total Shareholders’ Equity	4,790,601	5,000
Total Liabilities and Shareholders’ Equity	$278,982,982	$562,663

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED STATEMENT OF OPERATIONS

(RESTATED)

	Nine Months Ended	Three Months Ended
	September 30, 2021	September 30, 2021
	(As Restated Unaudited)	(As Restated Unaudited)
Formation and operating costs	$4,294,686	$2,982,823
Loss from operations	(4,294,686)	(2,982,823)

Other income (expense):
Interest earned on marketable securities held in Trust Account	12,416	9,293
Change in fair value of warrants	(4,597,738)	1,437,297
Change in fair value of over-allotment option liability	296,905	—
Offering costs allocated to warrants liability	(299,523)	—
Net loss	$(8,882,625)	$(1,536,233)
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	18,523,180	24,300,287
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$(0.32)	$(0.04)
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,332,906	10,450,072
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.32)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2021

(RESTATED)

	Class A		Class B						Total
	Ordinary		Ordinary				Additional	Accumulated	Shareholders’
	Shares	Amount	Shares		Amount		Paid in Capital	Deficit	Equity
Balance – December 31, 2020	—	$—	7,200,000	(1)	$720	(1)	$24,280	$(20,000)	$5,000
Sale of 24,300,287 Units, net of underwriting discounts and offering expenses	24,300,287	2,430	—		—		214,436,408	—	214,438,838
Sale of 3,500,000 Private Placement Units	3,500,000	350	—		—		34,999,650	—	35,000,000
Sale of Private Placement Warrants	—	—	—		—		6,860,057	—	6,860,057
Ordinary shares subject to redemption (as restated)	(24,300,287)	(2,430)	—		—		(243,000,440)	—	(243,002,870)
Over-allotment option liability	—	—	—		—		(296,905)	—	(296,905)
Net loss	—	—	—		—		—	(2,497,845)	(2,497,845)
Balance – March 31, 2021 (as restated)	3,500,000	$350	7,200,000		$720		$13,023,050	$(2,517,845)	$10,506,275
Surrender and cancellation of Founder Shares	—	—	(249,928)		(25)		25	—	—
Net loss	—	—	—		—		—	(4,848,547)	(4,848,547)
Balance - June 30, 2021 (as restated)	3,500,000	$350	6,950,072		$695		$13,023,075	$(7,366,392)	$5,657,728
Net loss								(1,536,233)	(1,536,233)
Expenses paid on behalf of the Sponsor	—	—	—		—		669,106	—	669,106
Balance - September 30, 2021 (as restated)	3,500,000	$350	6,950,072		$695		$13,692,181	$(8,902,625)	$4,790,601

The accompanying notes are an integral part of the unaudited condensed financial statements.

(1)The number of Class B ordinary shares was restated to retrospectively reflect the stock dividend of 575,000 Class B ordinary shares to Sponsor

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(RESTATED)

Nine Months
Ended September 30,
2021 (Unaudited)
Cash Flows from Operating Activities:
Net loss	$(8,882,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	4,597,738
Offering cost allocated to warrant liability	299,523
Changes in fair value of over-allotment option liability	(296,905)
Expenses paid on behalf of the Sponsor	669,106
Interest earned on investments held in Trust Account	(12,416)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(629,798)
Related party receivable	(215,653)
Accounts payable and accrued offering costs	2,257,621
Net cash used in operating activities	(2,213,409)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(278,002,870)
Net cash used in investing activities	(278,002,870)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	238,142,813
Proceeds from sale of Private Placement Units	35,000,000
Proceeds from sale of Private Placement Warrants	6,860,057
Proceeds from promissory note – related party	330,653
Net cash provided by financing activities	280,333,523

Net Change in Cash	117,244
Cash — Beginning of period	—
Cash — End of period	$117,244

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred Offering Cost	$557,663
Proceeds from Related Party for Offering Cost	$105,927
Class A ordinary shares subject to possible redemption	$243,002,870
Initial Classification of Warrant liability	$14,916,913
Deferred underwriting fee payable	$8,505,100

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(RESTATED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

Investments held in the Trust Account

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

Net loss per share (As Restated)

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

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

	Nine Months Ended	Three Months Ended
	September 30, 2021	September 30, 2021
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption	$(5,906,589)	$(1,074,260)
Net earnings attributable to Class A Common Stock subject to possible redemption	$(5,906,589)	$(1,074,260)

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	18,523,180	24,300,287
Basic and diluted net earnings per share, Class A Common Stock subject to possible redemption	$(0.32)	$(0.04)

Non-Redeemable Class A and Class B Common Stock
Numerator: Net loss minus net earnings
Net income (loss)	$(2,976,036)	$(461,973)
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	—	—
Non-redeemable net income (loss)	$(2,976,036)	$(461,973)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,332,906	10,450,072
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.32)	$(0.04)

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

Restatement of Previously Issued Financial Statements

In connection with the preparation of the financial statements of the Company as of and for the year ended December 31, 2022, the Company discovered certain errors in its previously issued financial statements that should have been recorded in prior periods, and concluded it should restate its previously issued financial statements to properly correct these errors, as their impact was material to the financial statements in the aggregate. The Company will restate its previously issued financial statements as of and for the fiscal year ended December 31, 2021 and the quarterly periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (collectively, the “Affected Periods”).

One error related to an SEC filing fee that was incurred by the Company and paid by the Sponsor in the amount of approximately $669,000, that was directly invoiced to the Sponsor in July of 2021. This was a cost that the Sponsor committed to cover and pay for on behalf of the Company, and was a transaction that should have been accounted for in the Company’s financial statements for the Affected Periods as a capital contribution, however, the Company was unaware of the transaction until subsequently notified by the Sponsor in the fourth quarter of 2022.

Additionally, the Company is also restating certain of its previously issued financial statements for the Restated Period (as defined below) in this Quarterly Report on Form 10-Q/A due to the following previously identified errors impacting the Affected Periods:

●	Firstly, a correction was made to classify Class A common stock subject to redemption in temporary equity at redemption value. While the Class A shares subject to redemption were originally recorded at the correct full redemption value, in subsequent periods, beginning with the period ending March 8, 2021, the Class A shares were restated to account for the initial classification of the warrant liability. Class A shares subject to redemption were then restated and presented net of the warrant value and costs associated with the issuance of warrants. In light of subsequent SEC Staff communications, management, in accordance with ASC 480-10-S99, has restated its financial statements to classify the Class A shares subject to redemption to full redemption value.
●	In addition, the Company granted the underwriters a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments at the initial public offering price, less the underwriting discounts and commissions. The Company concluded that the underwriters’ over-allotment option to purchase up to 3,300,000 additional Units should have been classified as a liability pursuant to ASC 480.
●	The Company is also including adjustments to the basic and diluted weighted average shares outstanding, Class A common stock subject to redemption. The previous weighted shares were not calculated appropriately due to the sale on March 8, 2021 of Units issued in connection with the Company’s IPO.

To account for these previously identified errors, this Form 10-Q/A restates certain of the Company’s previously issued unaudited interim financial statements for: (i) the three months ending March 31, 2021; (ii) the three and six months ending June 30, 2021; and (iii) the three and nine months ending September 30, 20211 (together, the “Restated Period”).

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes required to correct these errors and has determined that the related impacts were material to any previously presented financial statements and such previously presented financial statements could not still be relied upon. Additionally, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report the correction of the errors described above. As such, the Company is reporting these restatements to the previously issued financial statements for the Restated Period in this filing.

Impact of the Restatement

The impact of the restatement of the Company’s previously issued financial statements is reflected in the following table:

	As
	Reported	Adjustments	As Restated
Unaudited Balance sheet as of March 31, 2021 and Statement of Changes in Shareholders’ Equity (Deficit) for the three months ending March 31, 2021
Current Liabilities:
Over-allotment option liability	—	559,839	559,839
Total Liabilities	25,935,071	559,839	26,494,910
Class A common stock	228,085,957	14,916,913	243,002,870
Shareholders’ equity:
Additional paid-in capital	28,236,868	(15,213,818)	13,023,050
Accumulated deficit	(2,254,911)	(262,934)	(2,517,845)
Total shareholders’ equity:	25,983,027	(15,476,752)	10,506,275

	As
	Reported	Adjustments	As Restated
Unaudited Statement of Operations for three months ending March 31, 2021
Change in fair value of over-allotment liability	—	(262,934)	(262,934)
Net Income	(2,234,911)	(262,934)	(2,497,845)
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	(18,141,331)	6,158,956
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	—	(0.19)	(0.19)
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	(0.31)	0.12	(0.19)

	As
	Reported	Adjustments	As Restated
Unaudited Statement of Cash Flows for three months ended March 31, 2021
Class A ordinary shares subject to possible redemption	$228,085,957	14,916,913	243,002,870
Change in fair value of over-allotment liability	—	262,934	262,934

	As
	Reported	Adjustments	As Restated
Unaudited Balance sheet as of June 30, 2021 and Statement of Changes in Stockholders’ Equity (Deficit) for the six months ending June 30, 2021
Class A common Stock	$228,085,957	14,916,913	243,002,870
Stockholders’ equity (deficit):
Additional paid-in capital	28,236,893	(15,213,818)	13,023,075
Accumulated deficit	(7,663,297)	296,905	(7,366,392)
Total stockholders’ equity (deficit):	$20,574,641	(14,916,913)	5,657,728

	As
	Reported	Adjustments	As Restated
Unaudited Statement of Operations for the three months ending June 30, 2021
Change in fair value of over-allotment liability	—	559,839	559,839
Net Income	(5,408,386)	559,839	(4,848,547)
Basic and diluted net loss per share, ordinary shares subject to possible redemption	—	(0.15)	(0.15)
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	(0.72)	0.57	(0.15)

	As
	Reported	Adjustments	As Restated
Unaudited Statement of Operations for the six months ending June 30, 2021
Change in fair value of over-allotment liability	—	296,905	296,905
Net Income	(7,643,297)	296,905	(7,346,392)
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	(8,935,664)	15,364,623
Basic and diluted net loss per share, ordinary shares subject to possible redemption	—	(0.30)	(0.30)
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	(0.88)	0.58	(0.30)
Unaudited Statement of Cash Flows for the six months ending June 30, 2021
Class A ordinary share subject to possible redemption	$228,085,957	14,916,913	243,002,870
Change in fair value of over-allotment liability	—	(296,905)	(296,905)

	As
	Reported	Adjustments	As Restated
Unaudited Balance sheet as of September 30, 2021 and Statement of Changes in Stockholders’ Equity (Deficit) for the nine months ending September 30, 2021
Stockholders’ equity (deficit):
Additional paid-in capital	13,319,980	372,201	13,692,181
Accumulated deficit	(8,530,424)	(372,201)	(8,902,625)
Total stockholders’ equity (deficit):	4,790,601	—	4,790,601

	As
	Reported	Adjustments	As Restated
Unaudited Statement of Operations for the three months ending September 30, 2021
Formation and operating costs	2,313,717	669,106	2,982,823
Change in fair value of over-allotment
Net loss	(867,127)	(669,106)	(1,536,233)
Basic and diluted net loss per share, ordinary shares subject to possible redemption	(0.02)	(0.02)	(0.04)
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	(0.02)	(0.02)	(0.04)

	As
	Reported	Adjustments	As Restated
Unaudited Statement of Operations for the nine months ending September 30, 2021
Formation and operating costs	3,625,580	669,106	4,294,686
Change in fair value of over-allotment	—	296,905	296,905
Net loss	(8,510,424)	(372,201)	(8,882,625)
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	24,300,287	(5,777,107)	18,523,180
Basic and diluted net loss per share, ordinary shares subject to possible redemption	(0.22)	(0.10)	(0.32)
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	(0.22)	(0.10)	(0.32)
Unaudited Statement of Cash Flows for the nine months ending September 30, 2021
Net loss	(8,510,424)	(372,201)	(8,882,625)
Expenses paid on behalf of the Sponsor	—	669,106	669,106
Change in fair value of over-allotment liability	—	(296,905)	(296,905)

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

NOTE 5. RELATED PARTY TRANSACTIONS (RESTATED)

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

Promissory Note from Related Party

On May 11, 2021, the Company issued an unsecured promissory note (the “Note”) to the Sponsor (“Payee”), pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. The Note was non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note. Effective as of the date hereof, this Note amended and restated in its entirety that certain Promissory Note dated as of December 9, 2020 (the “Prior Note”) issued by the Company to the Payee in the principal amount of $300,000.

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

Capital Contribution from Sponsor

In July of 2021, the Sponsor paid an SEC filing fee of approximately $669,000 on behalf of the Company. The Company accounted for the material filing fee as an expense incurred for the period, as well as a capital contribution from the Sponsor.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q/A including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Restatement of Previously Issued Financial Statements

On February 10, 2022, the Company filed with the SEC a Current Report on Form 8-K/A (the “Form 8-K/A”), which amended and restated its audited balance sheet as of March 8, 2021 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (the “Original Form 8-K”), originally filed with the SEC on March 12, 2021. The Company determined that its audited balance sheet was required to be restated due to, among other things, two main errors relating to the classification of Class A common stock subject to redemption and the classification of the underwriters’ over-allotment option. In light of these errors, the Company determined that the audited balance sheet and related footnote disclosures of March 8, 2021 needed to be amended and restated in the Form 8-K/A filed on February 10, 2022. To account for these previously identified errors, this Form 10-Q/A restates certain of the Company’s previously issued unaudited interim financial statements for the Restated Period.

In addition, in connection with the preparation of the Company’s financial statements for the year ended December 31, 2022, the Company’s management and its advisors determined that certain additional errors relating to, among other things, the reconciliations surrounding expenses paid by related parties and accounts payable were not properly recorded in the period in which they occurred, as further described in Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements.

After further review and taking into consideration the amount of the expense and that one of the relevant transactions was a related-party transaction, on March 26, 2023, the Audit Committee and the Board, in consultation with the Company’s management and its advisors, concluded that the Company’s previously issued financial statements as of and for the three and nine months ended September 30, 2021 should be restated to correct the errors described above. See Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements.

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

For the periods from December 31, 2020 through September 30, 2021, and from June 30, 2021 through September 30, 2021, we had net loss of $(8,882,625) and $(1,536,233), which consisted of a $(4,597,738) and $1,437,297 gain (loss) from changes in the fair value of derivative warrant liabilities, $296,905 and $0 gain from changes in the fair value of the over-allotment option liabilities, offering costs allocated to warrant liabilities of $299,523 and $0, $12,416 and $9,293 of interest earned on investments held in the Trust Account, and $4,294,688 and $2,982,823 in general and administrative costs.

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

Related Party Transactions (As Restated)

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

In July of 2021, the Sponsor paid an SEC filing fee for the amount of approximately $669,000 on behalf of the Company. The Company accounted for the material filing fee as an expense incurred for the period, as well as a capital contribution from the Sponsor.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weaknesses in our internal control over financial reporting related to the Company’s: (i) accounting for complex financial instruments and unusual transactions, including in connection with the classification of the underwriters’ over-allotment option and securities subject to redemption; and (ii) reconciliations surrounding expenses paid by related parties and accounts payable. The background to the errors and resulting restatement is more fully described in Note 2, Summary of Significant Accounting Policies, of the notes to the financial statements accompanying this Form 10-Q/A. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report for Form 10-Q/A, as restated, present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Restatement of Previously Issued Financial Statements

We restate our prior position on accounting for complex accounting transactions and correction of the error described in Note 2 of the accompanying financial statements and have provided an update to our Restated Period financial statements to correct the errors due to accounting for complex financial instruments and unusual transactions, including in connection with the classification of the underwriters’ over-allotment option liability and the classification of Class A ordinary shares subject to redemption, and the correction of the error due to the reconciliations surrounding expenses paid by related parties and accounts payable as described in Note 2, Summary of Significant Accounting Policies, of the accompanying financial statements. However, the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2021, other than as described below, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement to the classification of the Class A ordinary shares subject to redemption, the over-allotment option liability and the correction of errors in the aggregate included in the unaudited financial statements for the Restated Period, as described in Note 2, Summary of Significant Accounting Policies, of the notes to the financial statements accompanying this Form 10-Q/A, management has implemented remediation steps to improve our internal control over financial reporting. In light of the restatement for the correction of errors in the aggregate included in the restated financial statements for the Affected Periods, as described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Specifically, our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. In addition, the Company will implement sufficient and effective reconciliation procedures surrounding expenses paid by related parties and accounts payable. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q/A are any of the risks described in our final prospectus relating to the Initial Public Offering, dated March 8, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 8, 2021 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q/A, there have been no material changes to our risk factors, except as noted below, since the filing of our Prospectus.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner and we may be unable to maintain compliance with applicable stock exchange listing requirements, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The first material weakness in our internal control over financial reporting relates to our accounting for complex financial instruments and unusual transactions, including in connection with the classification of the underwriters’ over-allotment option and securities subject to redemption. The second material weakness identified in our internal control over financial reporting relates to reconciliations surrounding expenses paid by related parties and accounts payable. We have concluded that these material weaknesses arose because we did not have the business processes, personnel and related internal controls necessary to satisfy applicable accounting and financial reporting requirements.

In connection with the preparation of our financial statements as of and for the fiscal year ended December 31, 2022, after consultation with our advisors, our management and our Audit Committee concluded that the previously issued financial statements as of and or the three and nine months ended September 30, 2021 should be restated to, among other things, report the reconciliations surrounding expenses paid by related parties and accounts payable. See Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements.

Our ongoing material weaknesses, and any new material weaknesses or significant deficiencies we identify in the future, could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such cases, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses or significant deficiencies.

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

On November 1, 2021, the Company sent an appointment and termination of agent letter to Continental Stock Transfer & Trust Company (“Continental”) notifying Continental of its termination as transfer agent and registrar and appointment of Computershare Inc. as its new transfer agent, effective as of the Second Effective Time (as defined in the Merger Agreement). Furthermore, pursuant to Section 8.2.2 of the Company’s Warrant Agreement, dated March 3, 2021, between the Company and Continental, as warrant agent, incorporated by reference herein, the Company notified Continental that it shall be terminated as the warrant agent and Computershare be appointed as the new warrant agent, effective as of the Second Effective Time (as defined in the Merger Agreement).

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

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

*101.INS	XBRL Instance Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA ACQUISITION CORP.

Date: April 14, 2023		/s/ Arnaud Massenet
	Name:	Arnaud Massenet
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2023		/s/ Caroline Harding
	Name:	Caroline Harding
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)