Form 10-K/A
period 2021-12-31
Aurora Acquisition Corp.
filed 2023-04-17
CIK 1835856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

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

EXPLANATORY NOTE

Aurora Acquisition Corp. (the “Company,” “Aurora,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the annual period ended December 31, 2021 (this “Form 10-K/A”), to amend its Annual Report on Form 10-K for the annual period ended December 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2022 (the “Original Annual Report”).

Background of Restatement

On March 26, 2023, the audit committee (the “Audit Committee”) of the board of directors of the Company (the “Board”) and the Board, in consultation with the Company’s management and its advisors, concluded that the Company’s previously issued financial statements included in the Company’s Original Annual Report for the annual period ended December 31, 2021 (the “Restated Period”), filed with the SEC on March 25, 2022, should be restated and no longer be relied upon due to certain errors identified relating to, among other things, expenses that were not properly recorded in the period in which they occurred. The errors related to reconciliations surrounding expenses paid by related parties and accounts payable, and the classification of the underwriters’ over-allotment option liability, as more fully described in Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements. As such, to correct the errors described above, the Company is restating the Company’s financial statements for the Restated Period in this Form 10-K/A.

The financial information that has been previously filed or otherwise reported for the Restated Period is superseded by the information in this Form 10-K/A, and the financial statements and related financial information contained in the Original Annual Report should no longer be relied upon. On March 29, 2023, the Company filed a Current Report on Form 8-K disclosing the Board’s and Audit Committee’s conclusion that the unaudited interim financial statements for the Restated Period should no longer be relied upon.

The restatement is more fully described in Note 2, Summary of Significant Accounting Policies, of the notes to the accompanying financial statements included in this Amendment. In addition, Item 1A - Risk Factors or Part I hereof and Item 7 – Management’s Discussion & Analysis and Item 9A - Controls and Procedures of Part II hereof, have been updated to detail further disclosure of the effects and actions taken by the Company’s management and Board.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

This Form 10-K/A does not reflect adjustments for events occurring after March 25, 2022, the date of the filing with the SEC of the Original Annual Report, except to the extent they are otherwise required to be included and discussed herein, and does not substantively modify or update those disclosures affected by subsequent events, other than as required to reflect the adjustments described above. Accordingly, this Form 10-K/A should be read in conjunction with the Original Annual Report and the Company’s other filings with the SEC after the date hereof.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Original Annual Report, an additional material weakness exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to continue to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced training of our personnel and third-party professionals with whom we consult regarding complex accounting applications and unusual transactions. In addition, the Company will implement sufficient and effective reconciliation procedures surrounding the expenses paid by related parties and accounts payable financial statement line items. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section of this Annual Report on Form 10-K/A titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

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

The Sponsor and Unbound HoldCo Ltd., each a major Aurora shareholder, have agreed to, among other things, vote in favor of the Merger agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Aurora Holder Support agreement, and waive their redemption rights in connection with the consummation of the Business Combination with respect to any ordinary shares held by them. The ordinary shares held by the Sponsor will be excluded from the pro rata calculation used to determine the per-share redemption price. As of the date of this form 10-K/A, the Sponsor (including Aurora’s independent directors) owns approximately 95.4% of the issued and outstanding ordinary shares.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K/A, including our financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and an investor could lose all or part of its investment. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

Neither the Aurora board of directors nor any committee thereof is required to obtain an opinion that the price that we are paying for Better is fair to us from a financial point of view. Neither the Aurora board of directors nor any committee thereof obtained a third-party valuation in connection with the business combination. In analyzing the initial business combination, the Aurora board of directors and management conducted due diligence on Better. The Aurora board of directors reviewed comparisons of selected financial data of Better with its peers in the industry and the financial terms set forth in the merger agreement and concluded that the business combination was in the best interest of Aurora’s shareholders. Accordingly, investors will be relying solely on the judgment of the Aurora board of directors and management in valuing Better. The lack of a third-party valuation may also lead an increased number of shareholders to vote against the business combination, which could potentially impact our ability to consummate the initial business combination.

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

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the Class A ordinary shares and Class B ordinary shares issuable upon exercise of the warrants is not effective by the 30th business day following the closing of the Company’s initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A ordinary shares and Class B ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the filing of such registration statement, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, under certain circumstances, warrant holders will be able to exercise their warrants on a cashless basis.

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

As described in our financial statements included in this Annual Report on Form 10-K/A, we are accounting for our issued and outstanding warrants as a warrant liability and is recording that liability at fair value upon issuance and is recording any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of increases in fair value may have an adverse effect on earnings, our balance sheet and statement of operations or the market price of the Class A ordinary shares.

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

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The first material weakness in our internal control over financial reporting relates to our accounting for complex financial instruments and unusual transactions, including in connection with the classification of the underwriters' over-allotment option and securities subject to redemption. The second material weakness identified in our internal control over financial reporting relates to reconciliations surrounding expenses paid by related parties and accounts payable. We have concluded that these material weaknesses arose because we did not have the business processes, personnel and related internal controls necessary to satisfy applicable accounting and financial reporting requirements.

In connection with the preparation of our financial statements as of and for the fiscal year ended December 31, 2022, after consultation with our advisors, our management and our Audit Committee concluded that the previously issued financial statements as of and for the annual period ended December 31, 2021 should be restated to, among other things, report the reconciliations surrounding expenses paid by related parties and accounts payable. See Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to the “we,” “us,” “our,” the “Company” or “Aurora” refer to Aurora prior to the consummation of the business combination. The following discussion and analysis of Aurora’s financial condition and results of operations should be read in conjunction with Aurora’s consolidated financial statements and notes to those statements report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Aurora’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see the section entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors”

Restatement of Previously Issued Financial Statements

On March 26, 2023, the audit committee (the “Audit Committee”) of the board of directors of the Company (the “Board”) and the Board, in consultation with the Company’s management and its advisors, concluded that the Company’s previously issued audited financial statement included in the Original Annual Report for the year ended December 31, 2021, filed with the SEC on March 25, 2022, should be restated and no longer be relied upon due to certain errors identified relating to, among other things, expenses that were not properly recorded in the period in which they occurred. The errors related to reconciliations surrounding expenses paid by related parties and accounts payable, and the classification of the underwriters’ over-allotment option liability, as more fully described in Note 2, Summary of Significant Accounting Policies, of the accompanying financial statements.

After further review and taking into consideration the amount of the expense and that one of the relevant transactions, with respect to the error relating to reconciliations surrounding expenses paid by related parties and accounts payable, was a related-party transaction, on March 26, 2023, the Audit Committee and the Board, in consultation with the Company’s management and its advisors, concluded that the Company’s previously issued financial statements as of and for the year ended December 31, 2021 should be restated to correct all errors described above. See Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements.

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

Restated Results of Operations and Known Trends or Future Events

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

For the year ended December 31, 2021, and for the period from October 7, 2020 (inception) through December 31, 2020, we had net loss of $6,527,175 and $20,000, which consisted of a $1,576,196 and $0 gain (loss) from changes in the fair value of derivative warrant liabilities, $296,905 and $0 gain (loss) from changes in the fair value of over-allotment option liabilities, offering costs allocated to warrant liabilities of $299,523 and $0, $4,262,222 and $19,527 of interest earned on investments held in the Trust Account, and $8,120,280 and $20,000 in general and administrative costs.

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

Restated Liquidity and Capital Resources

As indicated in the accompanying financial statements, as of December 31, 2021, Aurora had working capital deficit of $6,027,659.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s: (i) accounting for complex financial instruments and unusual transactions, including in connection with the classification of the underwriters’ over-allotment option; and (ii) reconciliations surrounding expenses paid by related parties and accounts payable, each as described in Note 2, Summary of Significant Accounting Policies, of the notes to the accompanying financial statements. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified material weaknesses in internal controls over financial reporting related to the accounting for complex financial instruments and unusual transactions, including in connection with the classification of the underwriters’ over-allotment option, and reconciliations surrounding expenses paid by related parties and accountable payable. While we have processes to identify and appropriately apply applicable accounting requirements and transactions, and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, management has expanded and will continue to enhance our system of identifying transactions and evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. In addition, the Company will implement sufficient and effective reconciliation procedures surrounding the expenses paid by related parties and accounts payable financial statement line items. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Restatement of Previously Issued Financial Statements

We restate our prior position on accounting for complex financial instruments and complex accounting transactions, and have provided an update to our financial statements as of and for the fiscal year ending December 31, 2021, to correct errors in the aggregate as described in Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements. However, the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021, due to the material weaknesses in our internal control over financial reporting related to the Company’s: (i) accounting for complex financial instruments and unusual transactions, including in connection with the classification of the underwriters’ over-allotment option; and (ii) reconciliations surrounding the expenses paid by related parties and accounts payable. Notwithstanding these material weaknesses, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented. These material weaknesses resulted in the restatement of our previously issued financial reports for the Affected Periods contained in this Form 10-K/A for the period ended 31 December, 2021, and the Form 10-Q/As for the periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, each filed with the SEC on April 14, 2023.

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

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

4.5

Specimen Class A Common Stock Certificate of Better Home & Finance Holding Company (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4/A (File No. 333-253106), filed on a April 25, 2022).

4.6

Specimen Class B Common Stock Certificate of Better Home & Finance Holding Company (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4/A (File No. 333-253106), filed on April 25, 2022).

4.7

Specimen Class C Common Stock Certificate of Better Home & Finance Holding Company (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4/A (File No. 333-253106), filed on April 25, 2022).

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

*101.INS	XBRL Instance Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*104	The cover page from the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith

# Indicates management contract or compensatory plan.

Item 16. Form 10-K/A Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURORA ACQUISITION CORP.

Date: April 14, 2023	By:	/s/ Arnaud Massenet
Arnaud Massenet
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnaud Massenet	Chief Executive Officer (Principal Executive Officer)	April 14, 2023
Arnaud Massenet

/s/ Caroline Harding	Chief Financial Officer and Director (Principal Financial and Principal Accounting Officer)	April 14, 2023
Caroline Harding

/s/ Thor Björgólfsson	Chairman	April 14, 2023
Thor Björgólfsson

/s/ Shravin Mittal	Director	April 14, 2023
Shravin Mittal

/s/ Sangeeta Desai	Director	April 14, 2023
Sangeeta Desai

/s/ Michael Edelstein	Director	April 14, 2023
Michael Edelstein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Aurora Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aurora Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the originally filed financial statement as of December 31, 2021 have been restated.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 24, 2022, except for the effects of the restatement discussed in Note 2 and Note 5, as to which the date is April 14, 2023.

AURORA ACQUISITION CORP.

BALANCE SHEETS

(RESTATED)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$37,645	$—
Related party receivable	502,956	—
Prepaid expenses and other current assets	526,674	5,000
Total Current Assets	1,067,275	5,000
Cash held in Trust Account	278,022,397	—
Deferred offering cost	—	557,663
Total Assets	$279,089,672	$562,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued offering costs	$5,682,639	$531,947
Related party loans	1,412,295	25,716
Total Current Liabilities	7,094,934	557,663
Warrant Liability	13,340,717	—
Deferred underwriting fee payable	8,505,100	—
Total Liabilities	28,940,751	557,663

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 24,300,287 shares at redemption value as of December 31, 2021	243,002,870	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,500,000 shares issued and outstanding (excluding 24,300,287 shares subject to possible redemption) as of December 31, 2021	350	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,950,072 as of December 31, 2021 and 7,200,000 as of December 31, 2020	695	720
Additional paid-in capital	13,692,181	24,280
Accumulated deficit	(6,547,175)	(20,000)
Total Shareholders’ Equity	7,146,051	5,000
Total Liabilities and Shareholders’ Equity	$279,089,672	$562,663

The accompanying notes are an integral part of the financial statements.

AURORA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(RESTATED)

		For the Period from
		October 7,2020
	Year Ended	(Inception) through
	December 31, 2021	December 31, 2020
Formation and operating costs	$8,120,280	$20,000
Loss from operations	(8,120,280)	(20,000)

Other income (expense):
Interest earned on marketable securities held in Trust Account	19,527	—
Change in fair value of warrants	1,576,196	—
Change in fair value of over-allotment option liability	296,905	—
Offering costs allocated to warrants liability	(299,523)	—
Net loss	$(6,527,175)	$(20,000)
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	19,827,082	—
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.22)	$(0.00)
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,590,182	6,375,000
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.22)	$(0.00)

The accompanying notes are an integral part of the financial statements.

AURORA ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDING DECEMBER 31, 2021 AND THE PERIOD FROM OCTOBER 7, 2020
(INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance – December 31, 2020	—	$—	7,200,000	$720	$24,280	$(20,000)	$5,000
Sale of 24,300,287 Units, net of underwriting discounts and offering expenses	24,300,287	2,430	—	—	214,436,408	—	214,438,838
Sale of 3,500,000 Private Placement Units	3,500,000	350	—	—	34,999,650	—	35,000,000
Sale of Private Placement Warrants	—	—	—	—	6,860,057	—	6,860,057
Ordinary shares subject to redemption (as restated)	(24,300,287)	(2,430)	—	—	(243,000,440)	—	(243,002,870)
Surrender and cancellation of Founder Shares	—	—	(249,928)	(25)	25	—	—
Over-allotment option liability	—	—	—	—	(296,905)	—	(296,905)
Expenses paid by the Sponsor	—	—	—	—	669,106	—	669,106
Net loss	—	—	—	—	—	(6,527,175)	(6,527,175)
Balance - December 31, 2021	3,500,000	$350	6,950,072	$695	$13,692,181	$(6,547,175)	$7,146,051

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance — October 7, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,200,000	720	24,280	—	25,000
Net loss	—	—	—	—	—	(20,000)	(20,000)

Balance — December 31, 2020	—	$—	7,200,000	$720	$24,280	$(20,000)	$5,000

The accompanying notes are an integral part of the financial statements.

AURORA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(RESTATED)

		For the Period from
		October 7, 2020
	Year Ended	(Inception) through
	December 31, 2021	December
		31, 2020
Cash Flows from Operating Activities:
Net loss	$(6,527,175)	$(20,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(1,576,196)	—
Offering cost allocated to warrant liability	299,523	—
Interest earned on marketable securities held in Trust Account	(19,527)	—
Change in fair value of over-allotment option liability	(296,905)	—
Expenses paid by the Sponsor	669,106	—
Changes in operating assets and liabilities:
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Accounts Receivable	(502,956)	—
Prepaid expenses and other current assets	(521,674)	(5,000)
Accounts payable and accrued offering costs	5,232,795	—
Net cash used in operating activities	(3,243,009)	(20,000)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(278,002,870)	—
Net cash used in investing activities	(278,002,870)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	238,142,813	—
Proceeds from sale of Private Placement Units	35,000,000	—
Proceeds from sale of Private Placement Warrants	6,860,057	—
Payment of offering costs	—	(5,716)
Proceeds from promissory note – related party	1,280,654	25,716
Net cash provided by financing activities	281,283,524	20,000

Net Change in Cash	37,645	—
Cash — Beginning of period	—	—
Cash — End of period	37,645	—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred Offering Cost	557,663	531,947
Deferred offering costs paid directly by sponsor in exchange for issuance of Class B ordinary shares	—	20,000
Proceeds from Promissory Note with Related Party for Offering Cost	105,925	—
Initial classification of Class A ordinary share subject to possible redemption	243,002,870	—
Deferred underwriting fee payable	8,505,100	—
Initial Classification of Warrant liability	14,916,913	—

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

Liquidity and Management’s Plan

As of December 31, 2021, the Company had $37,645 in its operating bank account, and a working capital deficit of $6,027,659.

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

Investments held in the Trust Account

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

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

		For the Period from
		October 7, 2020
	Year Ended	(Inception) through
	December 31, 2021	December 31, 2020
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption	$(4,399,283)	$—
Net earnings attributable to Class A Common Stock subject to possible redemption	$(4,399,283)	$—

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	19,827,082	—
Basic and diluted net loss per share, Class A Common Stock subject to possible redemption	$(0.22)	$(0.00)

Non-Redeemable Class A and Class B Common Stock
Numerator: Net loss minus net earnings
Net loss	$(2,127,892)	$(20,000)
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	—	—
Non-redeemable net loss	$(2,127,892)	$(20,000)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,590,182	6,375,000
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.22)	$(0.00)

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

One error related to an SEC filing fee that was incurred by the Company and paid by the Sponsor in the amount of approximately $669,000, that was directly invoiced to the Sponsor in July of 2021. This was a cost that the Sponsor committed to cover and pay for on behalf of the Company, and was a transaction that should have been accounted for in the Company’s financial statements for the Affected Periods as a capital contribution, however, the Company was unaware of the transaction until subsequently notified by the Sponsor in the fourth quarter of 2022. In addition, other fees related to outside services of an aggregate amount of approximately $60,000 were incurred in the fourth quarter of 2021 and have also been corrected in this Form 10-K/A.

Additionally, the Company is also restating certain of its previously issued financial statements for the annual period ended December 31, 2021 (the “Restated Period”) in this Annual Report on Form 10-K/A due to the following previously identified errors impacting the Affected Periods:

●	The Company granted the underwriters a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments at the initial public offering price, less the underwriting discounts and commissions. The Company concluded that the underwriters’ over-allotment option to purchase up to 3,300,000 additional Units should have been classified as a liability pursuant to ASC 480.
●	The Company is also including adjustments to the basic and diluted weighted average shares outstanding, Class A common stock subject to redemption. The previous weighted shares were not calculated appropriately due to the sale on March 8, 2021 of Units issued in connection with the Company’s IPO.

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

Impact of the Restatement

The impact of the restatement of the Company's previously issued financial statements is reflected in the following table:

Balance Sheet as of December 31, 2021 and Statement of Changes in Shareholders’ Equity (Deficit) for the year ending December 31, 2021	As Previously
	Reported	Adjustments	As Restated
Current liabilities:
Accounts payable and accrued offering costs	5,622,429	60,210	5,682,639
Shareholders’ equity (deficit):
Additional paid in capital	12,263,980	1,428,201	13,692,181
Accumulated deficit	(5,058,764)	(1,488,411)	(6,547,175)
Total shareholders’ equity:	7,206,261	(60,210)	7,146,051

	As Previously
Statement of Operations for the year ended December 31, 2021	Reported	Adjustments	As Restated
Formation and operating costs	7,390,964	729,316	8,120,280
Change in fair value of over-allotment option liability	1,056,000	(759,095)	296,905
Net loss	(5,038,764)	(1,488,411)	(6,527,175)
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	(4,473,205)	19,827,082
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	(0.15)	(0.07)	(0.22)
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	(0.15)	(0.07)	(0.22)

	As Previously
Statement of Cash Flows for year ended December 31, 2021	Reported	Adjustments	As Restated
Net loss	(5,038,764)	(1,488,411)	(6,527,175)
Accounts payable and accrued offering costs	5,172,585	60,210	5,232,795
Change in fair value of over-allotment option liability	(1,056,000)	759,095	(296,905)
Expenses paid to the Sponsor	—	669,106	669,106

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

Capital Contribution from Sponsor

In July of 2021, the Sponsor paid an SEC filing fee of approximately $669,000 on behalf of the Company. The Company accounted for the filing fee as an expense incurred for the period, as well as a capital contribution from the Sponsor.

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

The initial fair value of the over-allotment option liability on March 8, 2021 was $1,056,000. The underwriters partially exercised their option to purchase up to 3,300,000 additional Units on the date of the initial public offering, March 8, 2021. The underwriters did not exercise the remaining option and the option expired unexercised in April 2021 resulting in a change of fair value in over-allotment option liability as of December 31, 2021 in the amount of $296,905.

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 21, 2022, the date that the financial statements accompanying the Company’s Original Annual Report on Form 10-K for the annual period ended December 31, 2021 were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

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