Form 10-Q/A
period 2022-03-31
Aurora Acquisition Corp.
filed 2023-04-17
CIK 1835856

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

AURORA ACQUISITION CORP.

Quarterly Report on Form 10-Q/A

EXPLANATORY NOTE

Aurora Acquisition Corp. (the “Company,” “Aurora,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2022 (this “Form 10-Q/A” or this “Amendment”), to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 originally filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2021 (the “Original Quarterly Report”).

Background of Restatement

On March 26, 2023, the audit committee (the “Audit Committee”) of the board of directors of the Company (the “Board”) and the Board, in consultation with the Company’s management and its advisors, concluded that the Company’s previously issued unaudited interim financial statements included in the Original Quarterly Report for the quarterly period ended March 31, 2022 (the “Restated Period”), filed with the SEC on May 16, 2022, should be restated and no longer be relied upon due to certain errors identified relating to, among other things, expenses that were not properly recorded in the period in which they occurred. The errors related to reconciliations surrounding expenses paid by related parties and accounts payable, and the classification of the underwriters’ over-allotment option liability, as more fully described in Note 2, Summary of Significant Accounting Policies, of the accompanying financial statements. As such, to correct the errors described above, the Company is restating the Company’s financial statements for the Restated Period in this Form 10-Q/A.

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

This Form 10-Q/A does not reflect adjustments for events occurring after May 16, 2022, the date of the filing with the SEC of the Original Quarterly Report, except to the extent they are otherwise required to be included and discussed herein and does not substantively modify or update those disclosures affected by subsequent events, other than as required to reflect the adjustments described above. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC after the date hereof.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2022. The Company’s management has concluded that, in light of the errors described above, additional material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to continue to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced training of our personnel and third-party professionals with whom we consult regarding complex accounting applications and unusual transactions. In addition, the Company will implement sufficient and effective reconciliation procedures surrounding the expenses paid by related parties and accounts payable financial statement line items. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

(RESTATED)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$36,467	$37,645
Related party receivable	488,716	502,956
Prepaid expenses and other current assets	418,548	526,674
Total Current Assets	943,731	1,067,275
Cash held in Trust Account	278,045,659	278,022,397
Total Assets	$278,989,390	$279,089,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued offering costs	$6,250,384	$5,682,639
Related party loans	1,812,295	1,412,295
Total Current Liabilities	8,062,679	7,094,934
Warrant Liability	11,262,650	13,340,717
Deferred underwriting fee payable	8,505,100	8,505,100
Total Liabilities	27,830,429	28,940,751

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 24,300,287 shares at redemption value as of March 31, 2022 and December 31, 2021	243,002,870	243,002,870
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,500,000 shares issued and outstanding (excluding 24,300,287 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	350	350
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,950,072 and 6,950,072 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	695	695
Additional paid-in capital	13,692,181	13,692,181
Accumulated deficit	(5,537,135)	(6,547,175)
Total Shareholders’ Equity	8,156,091	7,146,051
Total Liabilities and Shareholders’ Equity	$278,989,390	$279,089,672

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED STATEMENT OF OPERATIONS

(RESTATED)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Formation and operating costs	$1,091,289	$98,419
Loss from operations	(1,091,289)	(98,419)
Other income (expense):
Interest earned on marketable securities held in Trust Account	23,262	—
Change in fair value of warrants	2,078,067	(1,836,968)
Change in fair value of over-allotment option liability	—	(262,934)
Offering costs allocated to warrants liability	—	(299,524)
Net income (loss)	$1,010,040	$(2,497,845)
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	6,158,956
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.03	$(0.19)
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,450,072	7,218,327
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$0.03	$(0.19)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDING MARCH 31, 2022 AND MARCH 31, 2021

(RESTATED)

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance - January 1, 2022	3,500,000	$350	6,950,072	$695	$13,692,181	$(6,547,175)	$7,146,051
Net income (loss)	—	—	—	—	—	1,010,040	1,010,040
Balance – March 31, 2022	3,500,000	$350	6,950,072	$695	$13,692,181	$(5,537,135)	$8,156,091

					Additional
	Ordinary		Ordinary		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	7,200,000	$720	$24,280	$(20,000)	$5,000
Sale of 24,300,287 Units, net of underwriting discounts and offering expenses	24,300,287	2,430	—	—	214,436,408	—	214,438,838
Sale of 3,500,000 Private Placement Units	3,500,000	350	—	—	34,999,650	—	35,000,000
Sale of Private Placement Warrants	—	—	—	—	6,860,057	—	6,860,057
Ordinary shares subject to redemption (as restated)	(24,300,287)	(2,430)	—	—	(243,000,440)	—	(243,002,870)
Over-allotment option liability	—	—	—	—	(296,905)	—	(296,905)
Net loss	—	—	—	—	—	(2,497,845)	(2,497,845)
Balance — March 31, 2021	3,500,000	$350	7,200,000	$720	$13,023,050	$(2,517,845)	$10,506,275

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(RESTATED)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,010,040	$(2,497,845)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(2,078,067)	1,836,968
Offering cost allocated to warrant liability	—	299,523
Changes in fair value of over-allotment option liability	—	262,934
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	108,125	3,750
Related party receivable	14,240	—
Accounts payable and accrued offering costs	567,745	13,952
Net cash used in operating activities	(377,917)	(80,718)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(23,262)	(278,002,870)
Net cash used in investing activities	(23,262)	(278,002,870)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	238,142,813
Proceeds from sale of Private Placement Units	—	35,000,000
Proceeds from sale of Private Placement Warrants	—	6,860,057
Proceeds from promissory note – related party	400,000	80,653
Net cash provided by financing activities	400,000	280,083,523

Net Change in Cash	(1,179)	1,999,935
Cash — Beginning of period	37,645	—
Cash — End of period	$36,467	$1,999,935

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred Offering Cost	—	$475,557
Proceeds from Related Party for Offering Cost	—	$105,927
Class A ordinary share subject to possible redemption	—	$243,002,870
Initial Classification of Warrant liability	—	$14,916,913
Deferred underwriting fee payable	—	$8,505,100

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

Liquidity and Management’s Plan (As Restated)

As of March 31, 2022, the Company had $36,467 in its operating bank account, and a working capital deficit of $7,118,948.

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

Investments held in the Trust Account

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

Net income (loss) per share (As Restated)

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

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

	Three Months Ended
	March 31, 2022	March 31, 2021
Class A Common Stock subject to possible redemption
Numerator: Earnings (losses) attributable to Class A Common Stock subject to possible redemption	$706,302	$(1,150,019)
Net earnings (losses) attributable to Class A Common Stock subject to possible redemption	$706,302	$(1,150,019)

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	6,158,956
Basic and diluted net income (loss) per share, Class A Common Stock subject to possible redemption	$0.03	$(0.19)

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income (loss) minus net earnings
Net income (loss)	$303,738	$(1,347,826)
Less: Net earnings (losses) attributable to Class A Common Stock subject to possible redemption	—	—
Non-redeemable net income (loss)	$303,738	$(1,347,956)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,450,072	7,218,327
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$0.03	$(0.19)

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

Restatement of Previously Issued Financial Statements

In connection with the preparation of the financial statements of the Company as of and for the year ended December 31, 2022, the Company discovered certain errors in its previously issued financial statements that should have been recorded in prior periods, and concluded it should restate its previously issued financial statements to properly correct these errors, as their impact was material to the financial statements in the aggregate. The Company will restate its previously issued financial statements as of and for the fiscal year ended December 31, 2021 and the quarterly periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (collectively, the “Affected Periods”). As such, the Company is restating its previously issued financial statements for the three months ending March 31, 2022 in this Quarterly Report on Form 10-Q/A

One error related to an SEC filing fee that was incurred by the Company and paid by the Sponsor in the amount of approximately $669,000, that was directly invoiced to the Sponsor in July of 2021. This was a cost that the Sponsor committed to cover and pay for on behalf of the Company, and was a transaction that should have been accounted for in the Company’s financial statements for the Affected Periods as a capital contribution, however, the Company was unaware of the transaction until subsequently notified by the Sponsor in the fourth quarter of 2022. In addition, other fees related to outside services of an aggregate amount of approximately $60,000 were incurred in the fourth quarter of 2021 and have also been corrected in this Form 10-Q/A. Finally, certain errors have been corrected in this Amendment, relating to the classification of the underwriters’ over-allotment option liability.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes required to correct these errors, and has determined that the related impacts were material to any previously presented financial statements and such previously presented financial statements could not still be relied upon. Additionally, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report the correction of the errors described above. As such, the Company is reporting this restatement to the previously issued financial statements for the Restated Period in this filing.

Impact of the Restatement

The impact of the restatement of the Company’s previously issued financial statements is reflected in the following table:

Unaudited Balance Sheet as of March 31, 2022 and Statement of Changes in Shareholders’ Equity (Deficit) for the three months ending March 31, 2022	As Previously Reported	Adjustments	As Restated
Current liabilities:
Accounts payable and accrued offering costs	6,190,174	60,210	6,250,384
Additional paid in capital	12,263,980	1,428,201	13,692,181
Accumulated deficit	(4,048,724)	(1,488,411)	(5,537,135)
Total shareholders’ equity	8,216,301	(60,210)	8,156,091

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

In connection with the execution of the Merger Agreement, the Sponsor entered into a letter agreement (the “Sponsor Agreement”) with Aurora on November 9, 2021, pursuant to which the Sponsor will forfeit upon Closing 50% of the Aurora private placement warrants and 20% of the Better Home & Finance Class A common stock retained by the Sponsor as of the Closing will become subject to transfer restrictions, contingent upon the price of Better Home & Finance Class A common stock exceeding certain thresholds (“Sponsor Locked-Up Shares”).

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

The initial fair value of the over-allotment option liability on March 8, 2021 was $1,056,000. The underwriters partially exercised their option to purchase up to 3,300,000 additional Units on the date of the initial public offering, March 8, 2021. The underwriters did not exercise the remaining option and the option expired unexercised in April 2021 resulting in a change of fair value in over-allotment option liability for the three months ended March 31, 2021 in the amount of $(262,934).

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

Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2022, the Company’s management and its advisors determined that certain errors relating to, among other things, the reconciliations surrounding expenses paid by related parties and accounts payable were not properly recorded in the period in which they occurred, as further described in Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements. After further review and taking into consideration the amount of the expense and that one of the relevant transactions was a related-party transaction, on March 26, 2023, the Audit Committee and the Board, in consultation with the Company’s management and its advisors, concluded that the Company’s previously issued financial statements as of and for the quarterly period ended March 31, 2022 should be restated to correct the errors described above. See Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements.

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

The issuance of additional shares in a business combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present executive officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt; and
●	other disadvantages compared to our competitors who have less debt.

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

For the three months ended March 31, 2022 and 2021, we had net gain (loss) of $1,010,040 and $(2,497,845), which consisted of a $2,078,067 and $(1,836,968) gain (loss) from changes in the fair value of derivative warrant liabilities, $0 and $(262,934) gain (loss) from changes in the fair value of the over-allotment option liabilities, offering costs allocated to warrant liabilities of $0 and $299,523, $23,262 and $0 earned interest on investments held in the Trust Account, and $1,091,289 and $98,419 in general and administrative costs.

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

Liquidity and Capital Resources (As Restated)

As indicated in the accompanying financial statements, as of March 31, 2022, we had a working capital deficiency of $7,118,948.

The net proceeds from (i) the sale of the units in the Initial Public Offering, after deducting offering expenses of $581,484 and underwriting commissions of $4,860,057 based on the underwriters’ partial exercise of their over-allotment option (excluding deferred underwriting commissions of $8,505,100); (ii) the sale of the private placement warrants for a purchase price of $1.50 which accounts for the underwriters’ partial exercise of their over-allotment option; and (iii) the Novator private placement units equaled $278,002,870, which is held in the trust account (the “Trust Account”) and includes the deferred underwriting commissions described above. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Derivative Warrant Liabilities

The Company’s 6,075,072 public warrants and the 5,448,372 private warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Company’s public warrants issued in connection with our initial public offering was initially measured at fair value using a combination of Monte Carlo and Binomial Lattice models. The fair value of the Company’s private warrants issued in connection with our initial public offering was initially measured at fair value using a Black-Scholes Option Pricing Model and subsequently, the fair value of the Company’s private warrants has been estimated using a Black-

Scholes Option Pricing Model each measurement date. The fair value of the Company’s public warrants issued in connection with our initial public offering has subsequently been measured based on the listed market price of such Company’s public warrants.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s: (i) accounting for complex financial instruments and unusual transactions, including in connection with the classification of the underwriters’ over-allotment option; and (ii) reconciliations surrounding expenses paid by related parties and accounts payable. The background to the errors and resulting restatement is more fully described in Note 2, Summary of Significant Accounting Policies, of the notes to the financial statements accompanying this Form 10-Q/A. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report for Form 10-Q/A, as restated, present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Restatement of Previously Issued Financial Statements

We restate our prior position on accounting for complex accounting transactions and correction of the error described in Note 2 of the accompanying financial statements and have provided an update to our Restated Period financial statements for the three months ending March 31, 2022 to correct the errors due to accounting for complex financial instruments and unusual transactions, including in connection with the classification of the underwriters’ over-allotment option, and the correction of the error due to the reconciliations surrounding expenses paid by related parties and accounts payable as described in Note 2, Summary of Significant Accounting Policies, of the accompanying financial statements. However, the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2022, other than as described below, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement to the classification of over-allotment option liability and the correction of errors in the aggregate included in the unaudited financial statements for the Restated Period, as described in Note 2, Summary of Significant Accounting Policies, of the notes to the financial statements accompanying this Form 10-Q/A, management has implemented remediation steps to improve our internal control over financial reporting. In light of the restatement for the correction of errors in the aggregate included in the restated financial statements for the Affected Periods, as described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Specifically, our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. In addition, the Company will implement sufficient and effective reconciliation procedures surrounding expenses paid by related parties and accounts payable. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The first material weakness in our internal control over financial reporting relates to our accounting for complex financial instruments and unusual transactions, including in connection with the classification of the underwriters’ over-allotment option. The second material weakness identified in our internal control over financial reporting relates to reconciliations surrounding expenses paid by related parties and accounts payable. We have concluded that these material weaknesses arose because we did not have the business processes, personnel and related internal controls necessary to satisfy applicable accounting and financial reporting requirements.

In connection with the preparation of our financial statements as of and for the fiscal year ended December 31, 2022, after consultation with our advisors, our management and our Audit Committee concluded that the previously issued financial statements as of and or the quarterly period ended March 31, 2022 should be restated to, among other things, report the reconciliations surrounding expenses paid by related parties and accounts payable. See Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements.

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