Form 10-Q/A
period 2022-06-30
Aurora Acquisition Corp.
filed 2023-04-17
CIK 1835856

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

AURORA ACQUISITION CORP.

Quarterly Report on Form 10-Q/A

EXPLANATORY NOTE

Aurora Acquisition Corp.  (the “Company,” “Aurora,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2022 (this “Form 10-Q/A” or this “Amendment”), to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 originally filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2022 (the “Original Quarterly Report”).

Background of Restatement

On March 26, 2023, the audit committee (the “Audit Committee”) of the board of directors of the Company (the “Board”) and the Board, in consultation with the Company’s management and its advisors, concluded that the Company’s previously issued unaudited interim financial statements included in the Original Quarterly Report for the three and six months ended June 30, 2022 (the “Restated Period”), filed with the SEC on August 15, 2022, should be restated and no longer be relied upon due to certain errors identified relating to, among other things, expenses that were not properly recorded in the period in which they occurred. The errors related to reconciliations surrounding expenses paid by related parties and accounts payable, and the classification of the underwriters’ over-allotment option liability, as more fully described in Note 2, Summary of Significant Accounting Policies, of the accompanying financial statements. As such, to correct the errors described above, the Company is restating the Company’s financial statements for the Restated Period in this Form 10-Q/A.

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

This Form 10-Q/A does not reflect adjustments for events occurring after August 15, 2022, the date of the filing with the SEC of the Original Quarterly Report, except to the extent they are otherwise required to be included and discussed herein and does not substantively modify or update those disclosures affected by subsequent events, other than as required to reflect the adjustments described above. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC after the date hereof.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2022. The Company’s management has concluded that, in light of the errors described above, additional material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to continue to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced training of our personnel and third-party professionals with whom we consult regarding complex accounting applications and unusual transactions. In addition, the Company will implement sufficient and effective reconciliation procedures surrounding the expenses paid by related parties and accounts payable financial statement line items. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

(RESTATED)

	June 30, 2022
	(Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash	$35,275	$37,645
Related party receivable	—	502,956
Prepaid expenses and other current assets	324,375	526,674
Total Current Assets	359,650	1,067,275
Cash held in Trust Account	278,466,148	278,022,397
Total Assets	$278,825,798	$279,089,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued offering costs	$7,796,790	$5,682,639
Related party loans	2,312,395	1,412,295
Total Current Liabilities	10,109,185	7,094,934
Warrant Liability	7,449,304	13,340,717
Deferred underwriting fee payable	—	8,505,100
Total Liabilities	17,558,489	28,940,751

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 24,300,287 shares at redemption value as of June 30, 2022 and December 31, 2021	243,290,754	243,002,870
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,500,000 shares issued and outstanding (excluding 24,300,287 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	350	350
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,950,072 and 6,950,072 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	695	695
Additional paid-in capital	21,726,739	13,692,181
Accumulated deficit	(3,751,229)	(6,547,175)
Total Shareholders’ Equity	17,976,555	7,146,051
Total Liabilities and Shareholders’ Equity	$278,825,798	$279,089,672

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED STATEMENT OF OPERATIONS

(RESTATED)

	For the Three	For the Three	For the Six Months	For the Six Months
	Months Ended June	Months Ended June	Ended June 30,	Ended June 30,
	30, 2022	30, 2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$2,630,587	$1,213,442	$3,721,876	$1,311,862
Loss from operations	(2,630,587)	(1,213,442)	(3,721,876)	(1,311,862)
Other income (expense):
Interest earned on marketable securities held in Trust Account	420,489	3,123	443,751	3,123
Change in fair value of warrants	3,813,346	(4,198,067)	5,891,413	(6,035,035)
Change in fair value of over-allotment option liability	—	559,839	—	296,905
Offering costs allocated to warrants liability	—	—	—	(299,523)
Gain on deferred underwriting fee	182,658	—	182,658	—
Net Income (loss)	$1,785,906	$(4,848,547)	$2,795,946	$(7,346,392)
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	24,300,287	24,300,287	15,364,623
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.05	$(0.15)	$0.08	$(0.30)
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,450,072	7,544,201	10,450,072	8,729,045
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$0.05	$(0.15)	$0.08	$(0.30)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2022 AND JUNE 30, 2021

(RESTATED)

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance - January 1, 2022	3,500,000	$350	6,950,072	$695	$13,692,181	$(6,547,175)	$7,146,051
Net income	—	—	—	—	—	1,010,040	1,010,040
Balance - March 31, 2022	3,500,000	$350	6,950,072	$695	$13,692,181	$(5,537,135)	$8,156,091
Remeasurement for Class A ordinary shares subject to redemption	—	—	—	—	(287,884)	—	(287,884)
Derecognition of deferred underwriting fee	—	—	—	—	8,322,442	—	8,322,442
Net income	—	—	—	—	—	1,785,906	1,785,906
Balance – June 30, 2022	3,500,000	$350	6,950,072	$695	$21,726,739	$(3,751,229)	$17,976,555

	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	7,200,000	$720	$24,280	$(20,000)	$5,000
Sale of 24,300,287 Units, net of underwriting discounts and offering expenses	24,300,287	2,430	—	—	214,436,408	—	214,438,838
Sale of 3,500,000 Private Placement Units	3,500,000	350	—	—	34,999,650	—	35,000,000
Sale of Private Placement Warrants	—	—	—	—	6,860,057	—	6,860,057
Ordinary shares subject to redemption (as restated)	(24,300,287)	(2,430)	—	—	(243,000,440)	—	(243,002,870)
Over-allotment option liability	—	—	—	—	(296,905)	—	(296,905)
Net loss	—	—	—	—	—	(2,497,845)	(2,497,845)
Balance — March 31, 2021	3,500,000	$350	7,200,000	$720	$13,023,050	$(2,517,845)	$10,506,275
Surrender and cancellation of Founder Shares	—	—	(249,928)	(25)	25	—	—
Net loss	—	—	—	—	—	(4,848,547)	(4,848,547)
Balance — June 30, 2021	3,500,000	$350	6,950,072	$695	$13,023,075	$(7,366,392)	$5,657,728

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(RESTATED)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,795,946	$(7,346,392)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(5,891,413)	6,035,035
Offering cost allocated to warrant liability	—	299,523
Changes in fair value of over-allotment option liability	—	(296,905)
Gain on deferred underwriting fee	(182,658)	—
Interest earned on marketable securities held in Trust Account	—	(3,123)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	202,299	(737,923)
Related party receivable	502,956	—
Accounts payable and accrued offering costs	2,114,151	(36,896)
Net cash used in operating activities	(458,719)	(2,086,681)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(443,751)	(278,002,870)
Net cash used in investing activities	(443,751)	(278,002,870)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	238,142,813
Proceeds from sale of Private Placement Units	—	35,000,000
Proceeds from sale of Private Placement Warrants	—	6,860,057
Proceeds from promissory note – related party	900,100	330,653
Net cash provided by financing activities	900,100	280,333,523

Net Change in Cash	(2,370)	243,972
Cash — Beginning of period	37,645	—
Cash — End of period	$35,275	$243,972

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred Offering Cost	—	$557,663
Proceeds from Related Party for Offering Cost	—	$105,927
Class A ordinary share subject to possible redemption	—	$243,002,870
Initial Classification of Warrant liability	—	$14,916,913
Deferred underwriting fee payable	$8,322,442	$8,505,100
Remeasurement for Class A ordinary shares to redemption amount	$287,884	$—

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

Liquidity and Management’s Plan (As Restated)

As of June 30, 2022, the Company had $35,275 in its operating bank account, and a working capital deficit of $9,749,535.

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

Investments held in the Trust Account

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

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

	Three Months Ended
	June 30, 2022	June 30, 2021
Class A Common Stock subject to possible redemption
Numerator: Earnings (losses) attributable to Class A Common Stock subject to possible redemption	$1,248,851	$(3,699,889)
Net earnings (losses) attributable to Class A Common Stock subject to possible redemption	$1,248,851	$(3,699,889)

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	24,300,287
Basic and diluted net income (loss) per share, Class A Common Stock subject to possible redemption	$0.05	$(0.15)

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income (loss) minus net earnings
Net income (loss)	$537,055	$(1,148,658)
Less: Net earnings (losses) attributable to Class A Common Stock subject to possible redemption
Non-redeemable net income (loss)	$537,055	$(1,148,658)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,450,072	7,544,201
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$0.05	$(0.15)

	Six Months Ended
	June 30, 2022	June 30, 2021
Class A Common Stock subject to possible redemption
Numerator: Earnings (losses) attributable to Class A Common Stock subject to possible redemption	$1,955,153	$(4,684,822)
Net earnings (losses) attributable to Class A Common Stock subject to possible redemption	$1,955,153	$(4,684,822)

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	15,364,623
Basic and diluted net income (loss) per share, Class A Common Stock subject to possible redemption	$0.08	$(0.30)

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income (loss) minus net earnings
Net income (loss)	$840,793	$(2,661,570)
Less: Net earnings (losses) attributable to Class A Common Stock subject to possible redemption
Non-redeemable net income (loss)	$840,793	$(2,661,570)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,450,072	8,729,045
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$0.08	$(0.30)

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

Restatement of Previously Issued Financial Statements

In connection with the preparation of the financial statements of the Company as of and for the year ended December 31, 2022, the Company discovered certain errors in its previously issued financial statements that should have been recorded in prior periods, and concluded it should restate its previously issued financial statements to properly correct these errors, as their impact was material to the financial statements in the aggregate. The Company will restate its previously issued financial statements as of and for the fiscal year ended December 31, 2021 and the quarterly periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (collectively, the “Affected Periods”). As such, the Company is restating its previously issued financial statements for the three and six months ending June 30, 2022 in this Quarterly Report on Form 10-Q/A

One error related to an SEC filing fee that was incurred by the Company and paid by the Sponsor in the amount of approximately $669,000, that was directly invoiced to the Sponsor in July of 2021. This was a cost that the Sponsor committed to cover and pay for on behalf of the Company, and was a transaction that should have been accounted for in the Company’s financial statements for the Affected Periods as a capital contribution, however, the Company was unaware of the transaction until subsequently notified by the Sponsor in the fourth quarter of 2022. In addition, other fees related to outside services of an aggregate amount of approximately $60,000 were incurred in the fourth quarter of 2021 and have also been corrected in this Form 10-Q/A. Certain errors have also been corrected in this Amendment, relating to the classification of the underwriters’ over-allotment option liability.

Finally, in connection with the preparation of the Company’s financial statements for the quarterly period ended September 30, 2022, management identified an error made in its historical financial statements, where the Class A ordinary shares subject to possible redemption was not being measured to its redemption value, which is equal to the amount held in the Trust Account less the $100,000 withdrawable by the Company to pay for certain costs. The Company originally revised the applicable statements below within the financial statements for three and nine months ending September 30, 2022, accompanying the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, filed with the SEC on November 14, 2022, however, the Company will now restate this error in this Form 10-Q/A.

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

Impact of the Restatement

The impact of the restatement of the Company’s previously issued financial statements is reflected in the following table:

Unaudited Balance Sheet as of June 30, 2022 and Statement of Changes in Shareholders’ Equity (Deficit)	As Previously
for the six months ending June 30, 2022	Reported	Adjustments	As Restated
Current liabilities:
Accounts payable and accrued offering costs	7,736,580	60,210	7,796,790
Commitments and Contingencies:
Class A ordinary shares subject to possible redemption, 24,300,287 shares at redemption value	243,002,870	287,884	243,290,754
Additional paid in capital	20,586,422	1,140,317	21,726,739
Accumulated deficit	(2,262,818)	(1,488,411)	(3,751,229)
Total shareholders’ equity	18,324,649	(348,094)	17,976,555
Statement of Cash Flows (Supplemental non-cash disclosure) for the six months ending June 30, 2022
Remeasurement for Class A ordinary shares subject to redemption	—	287,884	287,884

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

Promissory Note from Related Party

On May 11th, 2021, the Company issued an unsecured promissory note (the “Note”) to the Sponsor (“Payee”), pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. The Note was non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note. This Note amended and restated in its entirety that certain Promissory Note dated as of December 9, 2020 (the “Prior Note”) issued by the Company to the Payee in the principal amount of $300,000. On February 23, 2022 the Note was again amended and restated pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000.

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

Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2022, the Company’s management and its advisors determined that certain errors relating to, among other things, the reconciliations surrounding expenses paid by related parties and accounts payable were not properly recorded in the period in which they occurred, as further described in Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements. After further review and taking into consideration the amount of the expense and that one of the relevant transactions was a related-party transaction, on March 26, 2023, the Audit Committee and the Board, in consultation with the Company’s management and its advisors, concluded that the Company’s previously issued financial statements as of and for the three and six months ended June 30, 2022 should be restated to correct the errors described above. See Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements.

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

Results of Operations (As Restated)

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

For the three months ended June 30, 2022 and 2021, we had net gain (loss) of $1,785,906 and $(4,848,547), which consisted of a $3,813,346 and $(4,198,067) gain (loss) from changes in the fair value of derivative warrant liabilities, $0 and $559,839 gain from changes in the fair value of the over-allotment option liabilities, $182,658 and $0 gain on the deferred underwriting fee, $420,489 and $3,123 interest earned on investments held in Trust Account, and $2,630,587 and $1,213,442 in general and administrative costs.

For the six months ended June 30, 2022 and 2021, we had net gain (loss) of $2,795,946 and $(7,346,392), which consisted of a $5,891,413 and $(6,035,035) gain (loss) from changes in the fair value of derivative warrant liabilities, $0 and $296,905 gain from changes in the fair value of the over-allotment option liabilities, offering costs allocated to warrant liabilities of $0 and $299,523, $182,658 and $0 gain on the deferred underwriting fee, $443,751 and $3,123 interest earned on investments held in the Trust Account, and $3,721,876 and $1,311,862 in general and administrative costs.

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

Liquidity and Capital Resources (As Restated)

As indicated in the accompanying financial statements, as of June 30, 2022, we had a working capital deficiency of $9,749,535.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily credit risk and, to a lesser extent, interest rate fluctuations.

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

Interest Rate Risk

The net proceeds of the Initial Public Offering, the sale of the Novator private placement units and the sale of the Aurora private placement warrants held in the Trust Account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s: (i) accounting for complex financial instruments and unusual transactions, including in connection with the classification of the underwriters’ over-allotment option; and (ii) reconciliations surrounding expenses paid by related parties and accounts payable. The background to the errors and resulting restatement is more fully described in Note 2, Summary of Significant Accounting Policies, of the notes to the financial statements accompanying this Form 10-Q/A. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report for Form10-Q/A, as restated, present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Restatement of Previously Issued Financial Statements

We restate our prior position on accounting for complex accounting transactions and correction of the error described in Note 2 of the accompanying financial statements and have provided an update to our Restated Period financial statements for the three and six months ending June 30, 2022 and 2021 to correct the errors due to accounting for complex financial instruments and unusual transactions, including in connection with the classification of the underwriters’ over-allotment option, and the correction of the error due to the reconciliations surrounding expenses paid by related parties and accounts payable as described in Note 2, Summary of Significant Accounting Policies, of the accompanying financial statements. However, the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2022, other than as described below, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement to the classification of over-allotment option liability and the correction of errors in the aggregate included in the unaudited financial statements for the Restated Period, as described in Note 2, Summary of Significant Accounting Policies, of the notes to the financial statements accompanying this Form 10-Q/A, management has implemented remediation steps to improve our internal control over financial reporting. In light of the restatement for the correction of errors in the aggregate included in the restated financial statements for the Affected Periods, as described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Specifically, our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. In addition, the Company will implement sufficient and effective reconciliation procedures surrounding expenses paid by related parties and accounts payable. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

In connection with the preparation of our financial statements as of and for the fiscal year ended December 31, 2022, after consultation with our advisors, our management and our Audit Committee concluded that the previously issued financial statements as of and for the quarterly period ended June 30, 2022 should be restated to, among other things, report the reconciliations surrounding expenses paid by related parties and accounts payable. See Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements.

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

4.5

Specimen Class A Common Stock Certificate of Better Home & Finance Holding Company (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S 4/A (File No. 333-253106), filed on a April 25, 2022).

4.6

Specimen Class B Common Stock Certificate of Better Home & Finance Holding Company (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S 4/A (File No. 333-253106), filed on April 25, 2022).

4.7

Specimen Class C Common Stock Certificate of Better Home & Finance Holding Company (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S 4/A (File No. 333-253106), filed on April 25, 2022).

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