Form 10-Q/A
period 2022-09-30
Aurora Acquisition Corp.
filed 2023-04-17
CIK 1835856

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

AURORA ACQUISITION CORP.

Quarterly Report on Form 10-Q/A

EXPLANATORY NOTE

Aurora Acquisition Corp. (the “Company,” “Aurora,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2022 (this “Form 10-Q/A” or this “Amendment”), to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2022 (the “Original Quarterly Report”).

Background of Restatement

On March 26, 2023, the audit committee (the “Audit Committee”) of the board of directors of the Company (the “Board”) and the Board, in consultation with the Company’s management and its advisors, concluded that the Company’s previously issued unaudited interim financial statements included in the Original Quarterly Report for the three and nine months ended September 30, 2022 (the “Restated Period”), filed with the SEC on November 14, 2022, should be restated and no longer be relied upon due to certain errors identified relating to, among other things, expenses that were not properly recorded in the period in which they occurred. The errors related to reconciliations surrounding expenses paid by related parties and accounts payable, and the classification of the underwriters’ over-allotment option liability, as more fully described in Note 2, Summary of Significant Accounting Policies, of the accompanying financial statements. As such, to correct the errors described above, the Company is restating the Company’s financial statements for the Restated Period in this Form 10-Q/A.

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

This Form 10-Q/A does not reflect adjustments for events occurring after November 14, 2022, the date of the filing with the SEC of the Original Quarterly Report, except to the extent they are otherwise required to be included and discussed herein and does not substantively modify or update those disclosures affected by subsequent events, other than as required to reflect the adjustments described above. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC after the date hereof.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2022. The Company’s management has concluded that, in light of the errors described above, additional material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to continue to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced training of our personnel and third-party professionals with whom we consult regarding complex accounting applications and unusual transactions. In addition, the Company will implement sufficient and effective reconciliation procedures surrounding the expenses paid by related parties and accounts payable financial statement line items. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

(RESTATED)

	September 30, 2022
	(Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash	$4,655,815	$37,645
Related party receivable	—	502,956
Prepaid expenses and other current assets	216,248	526,674
Total Current Assets	4,872,063	1,067,275
Cash held in Trust Account	279,824,852	278,022,397
Total Assets	$284,696,915	$279,089,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued offering costs	$7,718,866	$5,682,639
Related party loans	2,812,395	1,412,295
Deferred credit liability	7,500,000	—
Total Current Liabilities	18,031,261	7,094,934
Warrant Liability	6,363,979	13,340,717
Deferred underwriting fee payable	—	8,505,100
Total Liabilities	24,395,240	28,940,751

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 24,300,287 shares at redemption value of $10.06 and $10.00 per share as of September 30, 2022 and December 31, 2021	244,478,400	243,002,870
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,500,000 shares issued and outstanding (excluding 24,300,287 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	350	350
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,950,072 and 6,950,072 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	695	695
Additional paid-in capital	20,539,093	13,692,181
Accumulated deficit	(4,716,863)	(6,547,175)
Total Shareholders’ Equity	15,823,275	7,146,051
Total Liabilities and Shareholders’ Equity	$284,696,915	$279,089,672

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED STATEMENT OF OPERATIONS

(RESTATED)

	For the Three	For the Three	For the Nine Months	For the Nine Months
	Months Ended September	Months Ended September	Ended September 30,	Ended September 30,
	30, 2022	30, 2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$3,409,663	$2,982,823	$7,131,539	$4,294,686
Loss from operations	(3,409,663)	(2,982,823)	(7,131,539)	(4,294,686)
Other income (expense):
Interest earned on marketable securities held in Trust Account	1,358,704	9,293	1,802,455	12,416
Change in fair value of warrants	1,085,325	1,437,297	6,976,738	(4,597,738)
Change in fair value of over-allotment option liability	—	—	—	296,905
Offering costs allocated to warrants liability	—	—	—	(299,523)
Gain on deferred underwriting fee	—	—	182,658	—
Net Income (loss)	$(965,634)	$(1,536,233)	$1,830,312	$(8,882,625)
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	24,300,287	24,300,287	18,523,180
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$(0.03)	$(0.04)	$0.05	$(0.32)
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,450,072	10,450,072	10,450,072	9,332,906
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$(0.03)	$(0.04)	$0.05	$(0.32)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(RESTATED)

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance - January 1, 2022	3,500,000	$350	6,950,072	$695	$13,692,181	$(6,547,175)	$7,146,051
Net income	—	—	—	—	—	1,010,040	1,010,040
Balance - March 31, 2022	3,500,000	$350	6,950,072	$695	$13,692,181	$(5,537,135)	$8,156,091
Remeasurement for Class A ordinary shares subject to redemption amount	—	—	—	—	(287,884)	—	(287,884)
Derecognition of deferred underwriting fee	—	—	—	—	8,322,442	—	8,322,442
Net income	—	—	—	—	—	1,785,906	1,785,906
Balance — June 30, 2022 (revised)	3,500,000	$350	6,950,072	$695	$21,726,739	$(3,751,229)	$17,976,555
Remeasurement for Class A ordinary shares subject to redemption amount	—	—	—	—	(1,187,646)	—	(1,187,646)
Net loss	—	—	—	—	—	(965,634)	(965,634)
Balance - September 30, 2022	3,500,000	$350	6,950,072	$695	$20,539,093	$(4,716,863)	$15,823,275

	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	7,200,000	$720	$24,280	$(20,000)	$5,000
Sale of 24,300,287 Units, net of underwriting discounts and offering expenses	24,300,287	2,430	—	—	214,436,408	—	214,438,838
Sale of 3,500,000 Private Placement Units	3,500,000	350	—	—	34,999,650	—	35,000,000
Sale of Private Placement Warrants	—	—	—	—	6,860,057	—	6,860,057
Ordinary shares subject to redemption (as restated)	(24,300,287)	(2,430)	—	—	(243,000,440)	—	(243,002,870)
Over-allotment option liability	—	—	—	—	(296,905)	—	(296,905)
Net loss	—	—	—	—	—	(2,497,845)	(2,497,845)
Balance — March 31, 2021	3,500,000	$350	7,200,000	$720	$13,023,050	$(2,517,845)	$10,506,275
Surrender and cancellation of Founder Shares	—	—	(249,928)	(25)	25	—	—
Net loss	—	—	—	—	—	(4,848,547)	(4,848,547)
Balance — June 30, 2021	3,500,000	$350	6,950,072	$695	$13,023,075	$(7,366,392)	$5,657,728
Net loss	—	—	—	—	—	(1,536,233)	(1,536,233)
Expenses paid by the Sponsor	—	—	—	—	669,106	—	669,106
Balance - September 30, 2021	3,500,000	$350	6,950,072	$695	$13,692,181	$(8,902,625)	$4,790,601

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(RESTATED)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,830,312	$(8,882,624)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,802,455)	—
Change in fair value of warrant liability	(6,976,738)	4,597,738
Offering cost allocated to warrant liability	—	299,523
Changes in fair value of over-allotment option liability	—	(296,905)
Gain on deferred underwriting fee	(182,658)	—
Interest earned on marketable securities held in Trust Account	—	(12,416)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	310,424	(629,797)
Related party receivable	502,956	(215,653)
Deferred credit liability	7,500,000	—
Accounts payable and accrued offering costs	2,036,229	2,257,621
Net cash used in operating activities	3,218,070	(2,213,409)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(278,002,870)
Net cash used in investing activities	—	(278,002,870)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	238,142,813
Proceeds from sale of Private Placement Units	—	35,000,000
Proceeds from sale of Private Placement Warrants	—	6,860,057
Proceeds from promissory note – related party	1,400,100	330,653
Net cash provided by financing activities	1,400,100	280,333,523

Net Change in Cash	4,618,170	117,244
Cash — Beginning of period	37,645	—
Cash — End of period	$4,655,815	$117,244

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred Offering Cost	—	557,663
Proceeds from Related Party for Offering Cost	—	105,927
Class A ordinary share subject to possible redemption	—	243,002,870
Initial Classification of Warrant liability	—	14,916,913
Deferred underwriting fee payable	8,322,442	8,505,100
Remeasurement for Class A ordinary shares to redemption amount	1,475,530	—

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

Liquidity and Management’s Plan (As Restated)

As of September 30, 2022, the Company had $4,655,815 in its operating bank account, and a working capital deficit of $13,159,198.

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

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

	Three Months Ended
	September 30, 2022	September 30, 2021
Class A Common Stock subject to possible redemption
Numerator: Earnings (losses) attributable to Class A Common Stock subject to possible redemption	$(675,250)	$(1,074,259)
Net earnings (losses) attributable to Class A Common Stock subject to possible redemption	$(675,250)	$(1,074,259)

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	24,300,287
Basic and diluted net income (loss) per share, Class A Common Stock subject to possible redemption	$(0.03)	$(0.04)

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income (loss) minus net earnings
Net income (loss)	$(290,384)	$(461,974)
Less: Net earnings (losses) attributable to Class A Common Stock subject to possible redemption
Non-redeemable net income (loss)	$(290,384)	$(461,974)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,450,072	10,450,072
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$(0.03)	$(0.04)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Class A Common Stock subject to possible redemption
Numerator: Earnings (losses) attributable to Class A Common Stock subject to possible redemption	$1,279,903	$(5,906,589)
Net earnings (losses) attributable to Class A Common Stock subject to possible redemption	$1,279,903	$(5,906,589)

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	24,300,287	18,523,180
Basic and diluted net income (loss) per share, Class A Common Stock subject to possible redemption	$0.05	$(0.32)

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income (loss) minus net earnings
Net income (loss)	$550,409	$(2,976,036)
Less: Net earnings (losses) attributable to Class A Common Stock subject to possible redemption
Non-redeemable net income (loss)	$550,409	$(2,976,036)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,450,072	9,332,906
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$0.05	$(0.32)

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

Restatement of Previously Issued Financial Statements

In connection with the preparation of the financial statements of the Company as of and for the year ended December 31, 2022, the Company discovered certain errors in its previously issued financial statements that should have been recorded in prior periods, and concluded it should restate its previously issued financial statements to properly correct these errors, as their impact was material to the financial statements in the aggregate. The Company will restate its previously issued financial statements as of and for the fiscal year ended December 31, 2021 and the quarterly periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (collectively, the “Affected Periods”). As such, the Company is restating its previously issued financial statements for the three and nine months ending September, 2022 in this Quarterly Report on Form 10-Q/A

One error related to an SEC filing fee that was incurred by the Company and paid by the Sponsor in the amount of approximately $669,000, that was directly invoiced to the Sponsor in July of 2021. This was a cost that the Sponsor committed to cover and pay for on behalf of the Company and was a transaction that should have been accounted for in the Company’s financial statements for the Affected Periods as a capital contribution, however, the Company was unaware of the transaction until subsequently notified by the Sponsor in the fourth quarter of 2022. In addition, other fees related to outside services of an aggregate amount of approximately $60,000 were incurred in the fourth quarter of 2021 and have also been corrected in this Form 10-Q/A. Finally, certain errors have been corrected in this Amendment, relating to the classification of the underwriters’ over-allotment option liability.

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

Impact of the Restatement

The impact of the restatement of the Company’s previously issued financial statements is reflected in the following table:

	As Previously
Unaudited Balance Sheet as of September, 2022 and Statement of Changes in Shareholders’ Equity (Deficit) for the nine months ending September 30, 2022	Reported	Adjustments	As Restated
Current liabilities:
Accounts payable and accrued offering costs	7,658,656	60,210	7,718,866
Additional paid in capital	19,110,892	1,428,201	20,539,093
Accumulated deficit	(3,228,452)	(1,488,411)	(4,716,863)
Total shareholders’ equity	15,883,485	(60,210)	15,823,275

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

Director Services Agreement and Director Compensation

On October 15, 2021, Merger Sub entered into a Director’s Services Agreement (the “DSA”) by and among Merger Sub, Caroline Jane Harding (the “Director”), and the Company, effective as of May 10, 2021. Under the terms of the DSA, the Director is to provide services to Merger Sub which include acting as a non-executive director and president and secretary of Merger Sub in consideration of $50,000 of annual payments (and in certain circumstances an incremental hourly fee of $500). On October 29, 2021, the DSA was amended and was ratified by Compensation Committee on November 3, 2021. As of September 30, 2022 and December 31, 2021, $0 was accrued, and as of September 30, 2022 and September 30, 2021, $50,000 and $19,726 was expensed.

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

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

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

Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2022, the Company’s management and its advisors determined that certain errors relating to, among other things, the reconciliations surrounding expenses paid by related parties and accounts payable were not properly recorded in the period in which they occurred, as further described in Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements. After further review and taking into consideration the amount of the expense and that one of the relevant transactions was a related-party transaction, on March 26, 2023, the Audit Committee and the Board, in consultation with the Company’s management and its advisors, concluded that the Company’s previously issued financial statements as of and for the three and nine months ended September 30, 2022 should be restated to correct the errors described above. See Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements.

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

The issuance of additional shares in a business combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present executive officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.
●	Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:
●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt; and
●	other disadvantages compared to our competitors who have less debt.

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

For the three months ended September 30, 2022 and 2021, we had net gain (loss) of $(965,634) and $(1,536,233), which consisted of a $1,085,325 and $1,437,297 gain (loss) from changes in the fair value of derivative warrant liabilities and $3,409,663, $1,358,704 and $9,393 interest earned on investments held in the Trust Account, and $2,982,923 in general and administrative costs.

For the nine months ended September 30, 2022 and 2021, we had net gain (loss) of $1,830,312 and $(8,882,625), which consisted of a $6,976,738 and $(4,597,738) gain (loss) from changes in the fair value of derivative warrant liabilities, $0 and $296,905 gain from changes in the fair value of the over-allotment option liabilities, offering costs allocated to warrant liabilities of $0 and $(299,523), $182,658 and $0 gain on the deferred underwriting fee, $1,802,455 and $12,416 interest earned on investments held in the Trust Account, and $7,131,539 and $4,294,686 in general and administrative costs.

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

Liquidity and Capital Resources (As Restated)

As indicated in the accompanying financial statements, as of September 30, 2022, we had a working capital deficiency of $13,159,198.

The net proceeds from: (i) the sale of the units in the Initial Public Offering, after deducting offering expenses of $581,484 and underwriting commissions of $4,860,057 based on the underwriters’ partial exercise of their over-allotment option (excluding deferred underwriting commissions of $8,505,100); (ii) the sale of the private placement warrants for a purchase price of $1.50 which accounts for the underwriters’ partial exercise of their over-allotment option; and (iii) the Novator private placement units equaled $278,002,870, which is held in the trust account (the “Trust Account”) and includes the deferred underwriting commissions described above. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s: (i) accounting for complex financial instruments and unusual transactions, including in connection with the classification of the underwriters’ over-allotment option; and (ii) reconciliations surrounding expenses paid by related parties and accounts payable. The background to the errors and resulting restatement is more fully described in Note 2, Summary of Significant Accounting Policies, of the notes to the financial statements accompanying this Form 10-Q/A. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report for Form 10-Q/A, as restated, present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Restatement of Previously Issued Financial Statements

We restate our prior position on accounting for complex accounting transactions and correction of the error described in Note 2 of the accompanying financial statements and have provided an update to our Restated Period financial statements for the three and nine months ending September 30, 2022 and 2021 to correct the errors due to accounting for complex financial instruments and unusual transactions, including in connection with the classification of the underwriters’ over-allotment option, and the correction of the error due to the reconciliations surrounding expenses paid by related parties and accounts payable as described in Note 2, Summary of Significant Accounting Policies, of the accompanying financial statements. However, the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets.

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

In connection with the preparation of our financial statements as of and for the fiscal year ended December 31, 2022, after consultation with our advisors, our management and our Audit Committee concluded that the previously issued financial statements as of and for the three and nine months ended September 30, 2022 should be restated to, among other things, report the reconciliations surrounding expenses paid by related parties and accounts payable. See Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements.

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

2.6

Amendment No. 4 to the Agreement and Plan of Merger, dated August 26, 2022, by and among the Registrant, Aurora Merger Sub I, Inc. and Better Holdco, Inc. (Incorporated by and reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40143) filed on August 29, 2022).

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

10.32

Letter Agreement, dated August 26, 2022, by and among Registrant, Better Holdco, Inc. and Novator Capital Sponsor Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40143) filed on August 29, 2022).

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