Form 10-K
period 2022-12-31
Aurora Acquisition Corp.
filed 2023-04-17
CIK 1835856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

The aggregate market value of ordinary shares beneficially owned by non-affiliates of the registrant on June 30, 2022, based on the closing price on that date of $9.79 on the Nasdaq Capital Market (the Nasdaq securities exchange tier the common stock was trading on at such time), was $272,140,335. For the purposes of calculating this amount only, all interested directors and executive officers of the registrant have been treated as affiliates.

As of April 5, 2023, there were 2,048,838 Class A ordinary shares and 6,950,072 Class B ordinary shares of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to:

●	our ability to complete our initial business combination with Better Holdco, Inc. (“Better”), or any other initial business combination;
●	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the recent coronavirus (COVID-19) outbreak;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the delisting of our securities from Nasdaq Capital Market (“Nasdaq”) or an inability to have our securities listed on Nasdaq following a business combination;
●	our potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	our use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance; or
●	our financial performance following our initial business combination.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section of this Annual Report titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our initial shareholders have agreed to vote in favor of our initial business combination, regardless of how our public shareholders vote.
●	Any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing COVID-19 pandemic and the status of debt and equity markets.
●	Novator Capital Sponsor Ltd., or Novator, an affiliate of Novator Capital Ltd. (the “Sponsor”), our directors, officers, advisors and their affiliates may elect to purchase public shares or public warrants from public shareholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A ordinary shares.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	Public shareholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate an investment, therefore, a public shareholder may be forced to sell its public shares or warrants, potentially at a loss.
●	If the funds not being held in the Trust Account are insufficient to allow us to operate until September 30, 2023, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	The requirement that we complete our initial business combination by September 30, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.
●	Our warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of the Class A ordinary shares.
●	Our initial shareholders hold a substantial interest in us and will control the appointment of our board of directors until consummation of our initial business combination. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that a public shareholder does not support.

●	We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner and we may be unable to maintain compliance with applicable stock exchange listing requirements, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Past performance by our management team, directors and advisors may not be indicative of future performance of an investment in the company or in the future performance of any business we may acquire.

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

On March 8, 2021, Aurora consummated its initial public offering of 22,000,000 units, with each unit consisting of one Class A ordinary share and one-quarter of one public warrant, which included the partial exercise by the underwriters of the over-allotment option for 2,300,287 units out of 3,300,000 units available in the over-allotment option. Concurrently with the closing of the initial public offering, Aurora closed two separate private placements with Novator Capital Sponsor Ltd., or Novator, an affiliate of Novator Capital Ltd (the “Sponsor”), and certain executive officers and directors of Aurora, generating $41,400,000 in additional gross proceeds, including: (i) 3,500,000 units at a price of $10.00 per unit (the “Novator Private Placement Units”), consisting of one Class A ordinary shares (the “Novator Private Placement Shares”) and one-quarter of one redeemable warrant (each whole warrant exercisable for one Class A ordinary share) (the “Novator Private Placement Warrants”), for gross proceeds of $35,000,000; and (ii) 4,266,667 private placement warrants (the “Private Placement Warrants”), each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per Private Placement Warrant, for gross proceeds of $6,400,000. The Private Placement Warrants are identical to the public warrants sold as part of the units in Aurora’s initial public offering except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company; (2) they (including the shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of Aurora’s initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares issuable upon exercise of these warrants) are entitled to registration rights.

Following the closing of Aurora’s initial public offering on March 8, 2021, an amount equal to $255,000,000 ($10.00 per unit) from the net proceeds from its initial public offering and the sale of the Private Placement Warrants were placed in a trust account (the “Trust Account”). This amount consisted of net proceeds of $220,000,000 from public shares from the initial public offering and net proceeds of $35,000,000 from the Private Placement Warrants. As of December 31, 2022, there was $282,284,619 in investments held in the Trust Account and $285,307 of cash held outside the Trust Account. The funds in the Trust Account have, since our IPO, been invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing only in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act, amended (the “Investment Company Act”).On or around February 24, 2023, Aurora instructed Continental to liquidate the securities held in the Trust Account and to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts). These funds will remain in the Trust Account, except for the withdrawal of interest to pay taxes, if any, until the earlier of (1) the completion of a business combination (including the closing), (2)  the redemption of any public shares properly tendered in connection with a shareholder vote to amend Aurora’s Amended and Restated Memorandum and Articles of Association (as may be amended from time to time, the “Cayman Constitutional Documents”) to modify the substance or timing of Aurora’s obligation to redeem 100% of the public shares if it does not complete a business combination by September 30, 2023 and (3) the redemption of all of the public shares if it does not complete a business combination by September 30, 2023 (or if such date is further extended at a duly called extraordinary general meeting, such later date), subject to applicable law.

Effecting Aurora’s Initial Business Combination

Better Transaction Summary

As of December 31, 2022, we have selected a business combination target and have initiated substantive discussions, directly or indirectly, with a business combination target with respect to an initial business combination with us (the “Proposed Business Combination”). On May 11, 2021, we announced that we had entered into an Agreement and Plan of Merger, dated as of May 10, 2021, as amended on October 27, 2021, November 9, 2021, November 30, 2021, August 26, 2022 and February 24, 2023 (the “Merger Agreement”), by and among Aurora, Aurora Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Aurora (“Merger Sub”), and Better HoldCo, Inc., a Delaware corporation (“Better”), one of the fastest-growing digital homeownership platforms in the United States, that will transform Better into a publicly-listed company. This transaction reflects an implied equity value for Better of approximately $6.9 billion and a post-money equity value of approximately $7.7 billion.

On February 24, 2023, Aurora held a combined annual and extraordinary general meeting pursuant to which Aurora’s shareholders approved extending the date by which Aurora had to complete a business combination from March 8, 2022 to September 30, 2022 (the “Extension”). In connection with the approval of the Extension, public shareholders elected to redeem an aggregate of 24,087,689 Class A ordinary shares and the Sponsor elected to redeem an aggregate of 1,663,760  Class A ordinary shares. As a result, an aggregate of $263,123,592 (or approximately $10.2178 per share) was released from the Trust Account to pay such shareholders and the Sponsor and 2,048,838 Class A ordinary shares were issued and outstanding at March 31, 2023.

No later than one business day before the expected closing date of the Proposed Business Combination (the “Closing Date”), Aurora will implement a “Domestication” by effecting a deregistration under Article 206 of the Cayman Islands Companies Act (as revised) and a domestication under Section 388 of the Delaware General Corporation Law, pursuant to which Aurora’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware.

On the Closing Date, Better will merge with and into its parent, Aurora, with Aurora surviving and changing its corporate name from “Aurora Acquisition Corp.” to “Better Home & Finance Holding Company” in connection with closing the Proposed Business Combination.

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

Shareholder Approval of Proposed Business Combination

Aurora will seek shareholder approval of the Proposed Business Combination at an extraordinary general meeting, at which shareholders may elect to redeem their shares, regardless of if or how they vote in respect of the business combination proposal, into their pro rata portion of the Trust Account, calculated as of two business days prior to the consummation of the Proposed Business Combination including interest earned on the funds held in the Trust Account and not previously released to us (net of taxes payable). Aurora will consummate the Proposed Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and the condition precedent proposals (i.e., business combination proposal, the domestication proposal, the organizational documents proposals, the director election proposal, the stock issuance proposal, the incentive equity plan proposal, and the 2022 employee stock purchase plan (“ESPP”) proposal) are approved. Notwithstanding the foregoing, a public shareholder, together with any affiliate of such public shareholder or any other person with whom such public shareholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act), will be restricted from redeeming its public shares with respect to more than an aggregate of 15% of the public shares. Accordingly, if a public shareholder, alone or acting in concert or as a group, seeks to redeem more than 15% of the public shares, then any such shares in excess of that 15% limit would not be redeemed for cash.

The Sponsor and Unbound HoldCo Ltd., each a major Aurora shareholder, have agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Aurora Holder Support agreement, and waive their redemption rights in connection with the consummation of the Proposed Business Combination with respect to any ordinary shares held by them. The ordinary shares held by the Sponsor will be excluded from the pro rata calculation used to determine the per-share redemption price. As of the date of this Annual Report on Form 10-K, the Sponsor, Unbound HoldCo Ltd and Aurora’s independent directors and affiliates own 97.7% of the Company’s issued and outstanding ordinary shares and have committed to vote their shares for the Proposed Business Combination as described in this paragraph.

At any time at or prior to the Proposed Business Combination, during a period when they are not then aware of any material nonpublic information regarding us or Aurora’s securities, the Sponsor, Better Home & Finance Holding Company (“Better Home & Finance”) or their respective directors, officers, advisors or respective affiliates may purchase public shares from institutional and other investors who vote, or indicate an intention to vote, against any of the condition precedent proposals, or execute agreements to purchase such shares from such investors in the future, or they may enter into transactions with such investors and others to provide them with incentives to acquire public shares or vote their public shares in favor of the condition precedent proposals. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of Aurora shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the Sponsor, Better Home & Finance or their respective directors, officers, advisors or respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholder would be required to revoke their prior elections to redeem their shares. The purpose of such share purchases and other transactions would be to increase the likelihood of (1) satisfaction of the requirement that holders of a majority of the ordinary shares (or a majority of the Aurora Class B ordinary shares, as applicable), represented in person or by proxy and entitled to vote at the extraordinary general meeting, vote in favor of the business combination proposal, the director election proposal, the stock issuance proposal, the incentive equity plan proposal, the ESPP proposal and the adjournment proposal, (2) satisfaction of the requirement that holders of at least two-thirds of the ordinary shares, represented in person or by proxy and entitled to vote at the extraordinary general meeting, vote in favor of the domestication proposal and the organizational documents proposals, (3) satisfaction of the minimum cash condition, (4) otherwise limiting the number of public shares electing to redeem and (5) Better Home & Finance’s net tangible assets (as determined in accordance with Rule 3a5 1(g)(1) of the Exchange Act) being at least $5,000,001.

Liquidation if No Business Combination

If Aurora has not completed the Proposed Business Combination with Better by September 30, 2023 and has not completed another business combination by such date, in each case, as such date may be extended pursuant to Aurora’s Cayman Constitutional Documents, Aurora will: (1) cease all operations except for the purpose of winding-up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the shares of Better Home & Finance common stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest will be net of taxes payable), divided by the number of then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of Aurora’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has entered into a letter agreement with Aurora, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Aurora Class B ordinary shares if Aurora fails to complete its business combination within the required time period. However, if the Sponsor owns any public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if Aurora fails to complete a business combination within the allotted time period.

The Sponsor and Aurora’s directors and officers have agreed, pursuant to a written agreement with Aurora, that they will not propose any amendment to the Cayman Constitutional Documents (A) to modify the substance or timing of Aurora’s obligation to allow for redemption in connection with Aurora’s initial business combination or to redeem 100% of its public shares if it does not complete its business combination by September 30, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless Aurora provides its public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest will be net of taxes payable), divided by the number of then-outstanding public shares. However, Aurora may not redeem its public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

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

The proceeds deposited in the Trust Account could, however, become subject to the claims of Aurora’s creditors, which would have higher priority than the claims of Aurora public shareholders. Aurora cannot assure you that the actual per-share redemption amount received by public shareholders will not be substantially less than $10.00. See the section entitled “Risk Factors—-Risks Relating to Consummation of a Business Combination Transaction —-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share (which was the offering price per unit in our initial public offering)” and other risk factors contained herein. While Aurora intends to pay such amounts, if any, Aurora cannot assure you that Aurora will have funds sufficient to pay or provide for all creditors’ claims.

Although Aurora will seek to have all vendors, service providers (other than Aurora’s independent auditors), prospective target businesses and other entities with which Aurora does business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of Aurora public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against Aurora’s assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, Aurora’s management will perform an analysis of the alternatives available to it and will enter into an agreement with a third-party that has not executed a waiver only if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where Aurora may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Aurora is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of Aurora’s public shares, if Aurora has not completed an initial business combination within the required time period, or upon the exercise of a redemption right in connection with an initial business combination, Aurora will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than Aurora’s independent auditors) for services rendered or products sold to us, or a prospective target business with which Aurora has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third-party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under Aurora’s indemnity of the underwriters of Aurora’s initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (“Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third-party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. Aurora has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and Aurora believes that the Sponsor’s only assets are securities of Aurora and, therefore, the Sponsor may not be able to satisfy those obligations. None of Aurora’s other directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and the Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, Aurora’s independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While Aurora currently expects that Aurora’s independent directors would take legal action on Aurora’s behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that Aurora’s independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, Aurora cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share. See the section entitled “Risk Factors—-Risks Relating to Consummation of a

Business Combination Transaction —-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share (which was the offering price per unit in our initial public offering)” and other risk factors contained herein.

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

Aurora public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) Aurora’s completion of an initial business combination, and then only in connection with those Aurora Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Cayman Constitutional Documents (A) to modify the substance or timing of Aurora’s obligation to allow redemption in connection with Aurora’s initial business combination or to redeem 100% of the public shares if Aurora does not complete an initial business combination by September 30, 2023 or (B) with respect to any other provision relating to the shareholders’ rights or pre-initial business combination activity; and (3) the redemption of the public shares if Aurora has not completed an initial business combination by September 30, 2023, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of Aurora warrants will not have any right to the proceeds held in the Trust Account with respect to the Aurora warrants. See the section entitled “Risk Factors—-Risks Relating to Consummation of a Business Combination Transaction —-If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.”

Facilities

Aurora currently maintains its executive offices at 20 North Audley Street, London W1K 6LX, United Kingdom. Aurora entered into an agreement whereby, commencing on March 3, 2021 through the earlier of the consummation of a business combination or Aurora’s liquidation, Aurora will pay the Sponsor a monthly fee of $10,000 for office space and secretarial and administrative services. The Sponsor has not enforced this right and does not intend to do so. Aurora considers its current office space adequate for Aurora’s current operations.

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

Competition

If Aurora succeeds in effecting the Proposed Business Combination, there will be, in all likelihood, significant competition from Better’s competitors. Aurora cannot assure you that, subsequent to the Proposed Business Combination, Better will have the resources or ability to compete effectively. Information regarding Better’s competition is set forth in the sections entitled “Information about Better—Our Competitors” in the Registration Statement on Form S-4/A filed on July 13, 2022.

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

The Sponsor and the major Aurora shareholders (consisting of Shravin Mittal who owns his shares through Unbound HoldCo Ltd. and is also a member of the board of directors of Aurora), have agreed to, among other things, vote in favor of the Merger Agreement and the transactions contemplated thereby, and to waive their redemption rights in connection with the consummation of the Proposed Business Combination with respect to any ordinary shares held by them, in each case, subject to the terms and conditions contemplated by the Aurora holder support agreement, dated as of May 10, 2021. The ordinary shares held by the Sponsor will be excluded from the pro rata calculation used to determine the per-share redemption price. The Sponsor and Shravin Mittal, who owns his shares through Unbound HoldCo Ltd., own 68.7% and 11.1% of the issued and outstanding ordinary shares, respectively. Accordingly, pursuant to the Aurora holder support agreement, the agreement by our Sponsor and major Aurora shareholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that a public shareholder would have to wait for liquidation in order to redeem its stock.

The Merger Agreement requires us to have a minimum amount of cash at closing, which increases the probability that the Proposed Business Combination would be unsuccessful. If the Proposed Business Combination is unsuccessful, a public shareholder would not receive its pro rata portion of the Trust Account until we liquidate the Trust Account. If a public shareholder is in need of immediate liquidity, such public shareholder could attempt to sell its shares in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, a public shareholder may suffer a material loss on its investment or lose the benefit of funds expected in connection with our redemption until we liquidate or such public shareholder is able to sell its shares in the open market.

A significant number of public shares were redeemed in connection with the Extension. As a result, we may have insufficient cash to meet the Nasdaq listing requirements. There can be no assurance that we will be able to obtain sufficient additional financing to satisfy these requirements or that such financing will be available on acceptable terms or at all.

As a result of the significant number of redemptions of public shares in connection with the Extension, there is, at March 31, 2023, approximately $21,124,955 held in the Trust Account and we do not know how many public shareholders will ultimately exercise their redemption rights in connection with the Proposed Business Combination.

If we consummate a business combination, we may require additional financing to fund the operations and growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development and growth of the target business. None of our Sponsor, initial stockholders, officers, directors or their affiliates is required to provide any financing to us after any initial business combination.

The requirement that we complete our initial business combination by September 30, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination, including Better in connection with the Proposed Business Combination, will be aware that we must complete our initial business combination by September 30, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing COVID-19 pandemic and the status of debt and equity markets.

The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economics and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.

Furthermore, to the extent the Proposed Business Combination is unsuccessful, we may be unable to complete another business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate the Proposed Business Combination, or another business combination, may be dependent on our ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Our Proposed Business Combination with Better may not be completed.

Although we have entered into the Merger Agreement with Better and have been negotiating the Proposed Business Combination, there can be no assurance that the Proposed Business Combination with Better will be completed.

In addition, in August 2022, Aurora and Better also agreed to amend the Merger Agreement to provide a waiver from the exclusivity provisions thereof to allow Better to discuss alternative financing structures with SB Northstar LP. Accordingly, although Aurora remains committed to completing the Proposed Business Combination, Aurora and Better are in discussions regarding alternative financing arrangements for Better pursuant to which the Merger Agreement and related transactions would be terminated and Better would remain a private company. If Better remains a private company because the Proposed Business Combination is not completed before September 30, 2023 or otherwise, and Aurora is not able to complete another business combination by September 30, 2023, as such date may be further extended pursuant to the Cayman Constitutional Documents, Aurora would cease all operations except for the purpose of winding-up and, as promptly as reasonably possible, but not more than 10 business days thereafter, redeem the Aurora public shares.

Each of Barclays Capital, Inc. and Citigroup Global Markets Inc. has resigned from its financial advisory role in connection with the Proposed Business Combination, and investors should not put any reliance on the fact that any such investment bank was involved with any aspect of the Proposed Business Combination. Although not formally retained by Better, Bank of America also has indicated it is resigning from any role it had.

On June 22, 2022, Barclays Capital Inc. (“Barclays”), resigned from its role as financial advisor to the Company. On June 23, 2022, Citigroup Global Markets Inc. (“Citigroup”) resigned from its role as financial advisor to Better. Neither Barclays nor Citigroup provided a reason for its resignation and neither Aurora nor Better will speculate as to their motivations for resigning their respective roles. Neither Barclays nor Citigroup communicated to Aurora or Better, and neither Aurora nor Better are aware, that the resignations were the result of any dispute or disagreement with us or Better, including any disagreement relating to the disclosure in the registration statement, the scope of their respective engagements or their ability to complete such engagements, or any matter relating to Aurora’s or Better’s operations, prospects, policies, procedures or practices. The primary services rendered by Barclays in connection with the Proposed Business Combination included serving as financial advisor to our board of directors, PIPE placement agent and providing general advisory services in the context of proposed targets of Aurora, including but not limited to valuation advice. The primary services rendered by Citigroup in connection with the Proposed Business Combination included financial advice to Better’s board of directors, review of investor materials, assistance in preparation of certain dilution analysis and assistance in preparation of the beneficial ownership data presented in the registration statement.

In connection with such resignations, Barclays and Citigroup waived their entitlement to certain fees which would be owed upon completion of the Proposed Business Combination, which were comprised of approximately $8.5 million for Barclays as a deferred underwriting fee and financial advisory fee and $7.5 million for Citigroup, as a financial advisory fee. The waiver of these fees will result in additional cash of $16 million being available to Better Home & Finance after the closing of the Proposed Business Combination. Aside from underwriting fees paid to Barclays in connection with our initial public offering, neither Barclays nor Citigroup has received any fees in connection with the Proposed Business Combination, notwithstanding that their services have been largely complete and, as such, their fee waiver could be characterized as gratuitous upon completion of the Proposed Business Combination.

Each of Barclays and Citigroup claim no remaining role in the Proposed Business Combination and have disclaimed any responsibility for any portion of the proxy statement/prospectus filed by Aurora with the SEC, despite having previously rendered services in connection with the Proposed Business Combination and assistance in preparation of the proxy statement/prospectus, but have not withdrawn any advice or materials previously rendered. Furthermore, Aurora, Better and, following completion of the Proposed Business Combination, Better Home & Finance will remain liable for the provisions of the engagement letters with Barclays and Citigroup that survive their resignation, including, for example, with respect to indemnity and contribution.

In addition, on June 30, 2022, with effect from June 9, 2022, Bank of America resigned its purported role as financial advisor to Better, although Bank of America was not formally retained as its financial advisor pursuant to an engagement letter and did not render any material advice or conduct any significant work associated with the Proposed Business Combination at Better’s instructions and accordingly has not had any meaningful involvement in the negotiation of the Proposed Business Combination or preparation of the registration statement. Bank of America did not provide a reason for its resignation and neither Aurora nor Better will speculate as to its motivations for resigning. Bank of America has not received any fees in connection with the Proposed Business Combination.

It is the understanding of both Aurora and Better that the SEC has received similar resignation letters from investment banks in connection with other business combination transactions involving special purpose acquisition companies. When a financial institution is named in a registration statement, it typically presumes a level of due diligence and independent analysis on the part of such financial institution ordinarily associated with a professional engagement. The withdrawal of Barclays and Citigroup and the purported resignation of Bank of America (although Bank of America is not otherwise named in the registration statement) indicates that they do not want to be associated with the disclosure or the underlying business analysis related to this transaction, and the resignation of these banks from other business combination transactions involving special purpose acquisition companies indicates that they do not want to be associated with such disclosure or business analysis for any companies undergoing such transactions. Investors should not place any reliance upon the fact that any of Barclays, Bank of America or Citigroup previously were involved with the Proposed Business Combination.

Because Barclays’ and Citigroup’s financial advisory services on the Proposed Business Combination were complete, and Better believes that Bank of America never rendered any such financial advisory services on the Proposed Business Combination, Aurora and Better do not believe that these resignations will impact in any way the consummation of the Proposed Business Combination and neither Aurora nor Better expects to hire any other financial advisors in connection with the Proposed Business Combination. Aurora’s board of directors has not revisited its financial analysis with respect to the Proposed Business Combination in light of Barclays’ resignation because Aurora already is committed to complete the transactions. Nonetheless, it is possible that Barclays’, Bank of America’s or Citigroup’s resignation may adversely affect market perception of the Proposed Business Combination generally. If market perception of the Proposed Business Combination is negatively impacted, an increased number of Aurora shareholders may vote against the Proposed Business Combination or seek to redeem their shares for cash.

We may not be able to complete an initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Cayman Constitutional Documents provide that we must complete an initial business combination by September 30, 2023. The Proposed Business Combination may be unsuccessful and we may not be able to find a suitable target business and complete another initial business combination within such time period. If we have not completed an initial business combination within such time period, or at such date as may be extended pursuant to Aurora’s Cayman Constitutional Documents, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Better Home & Finance common stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (less up to $100,000 of interest to pay dissolution expenses and which interest will be net of taxes payable), divided by the number of then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of Aurora’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share (which was the offering price per unit in our initial public offering)” and other risk factors below.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We have incurred and expect to incur significant costs in pursuit of our acquisition plans. We lack the financial resources we need to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements included in this Annual Report on Form 10-K. Additionally, if the Company is unable to raise additional capital or complete a business combination by September 30, 2023, the Company’s liquidation date, then the Company will cease all operations except for the purpose of liquidating. It is uncertain that the Company will be able to consummate a business combination by the specified period. If a business combination is not consummated by September 30, 2023, there will be a mandatory liquidation and subsequent dissolution. Considering the circumstance under the liquidity of the Company, there is no concern regarding liquidity but only the liquidation date. The liquidity date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Sponsor is controlled by and has substantial ties to non-U.S. persons. As such, we may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Our Sponsor is controlled by and has substantial ties to non-U.S. persons, including persons with Icelandic, French, British, Indian, Belgian and Cypriot citizenship. Our Sponsor and/or the post-combination company may be considered a “foreign person” under the regulations administered by CFIUS. As such, our initial business combination with a U.S. business (including the Proposed Business Combination with Better) may be subject to CFIUS review. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing with CFIUS or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. In each case, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar ties to non-U.S. persons.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete an initial business combination within the timeframe described herein, because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, or less in certain circumstances, and our rights and warrants will expire and become worthless. This would also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment in us through any price appreciation in the combined company.

Legal proceedings and governmental investigations in connection with a proposed business combination in the future, the outcomes of which are uncertain, could delay or prevent the completion of the business combination.

In connection with a proposed business combination, it is not uncommon for lawsuits to be filed against companies involved and/or their respective directors and officers alleging, among other things, that the proxy statement/prospectus contains false and misleading statements and/or omits material information concerning the business combination. Aurora received demand letters from two putative shareholders of Aurora dated August 26, 2021 and September 14, 2021 (the “Demands”) generally alleging that the registration statement on Form S-4 that Aurora filed with the SEC on August 3, 2021 omits material information with respect to Aurora’s Proposed Business Combination with Better. The Demands seek the issuance of corrective disclosures in an amendment or supplement to the registration statement. It is possible that one or more additional legal actions may arise in connection with the Proposed Business Combination, or any other business combination, and defending such lawsuits could require us to incur significant costs and draw the attention of our management team away from a proposed business combination.

In addition, in the second quarter of 2022, Aurora received a voluntary request for documents from the Division of Enforcement of the U.S. Securities and Exchange Commission (“SEC”) indicating that it is conducting an investigation relating to Aurora and Better to determine if violations of the federal securities laws have occurred. The SEC has requested that Better and Aurora voluntarily provide the SEC with certain information and documents. Aurora is cooperating with the SEC. As the investigation is ongoing, Aurora is unable to predict how long it will continue or whether, at its conclusion, the SEC will bring an enforcement action against either Better or Aurora and, if it does, what remedies it may seek.

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

Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the Sponsor, our directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination, or to satisfy a closing condition in the Merger Agreement with Better that requires us to have a minimum cash amount at the closing of the Proposed Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

As part of shareholder approval of our initial business combination, if we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, a public shareholder, together with any affiliate of such public shareholder or any other person with whom such public shareholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its public shares with respect to more than an aggregate of 15% of the public shares. Accordingly, if a public shareholder, alone or acting in concert or as a group, seeks to redeem more than 15% of the public shares, then any such shares in excess of that 15% limit would not be redeemed for cash. However, we would not be restricting our shareholders’ ability to vote all of their shares for or against our initial business combination.

If the funds not being held in the Trust Account are insufficient to allow us to operate until September 30, 2023, we may be unable to complete an initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until September 30, 2023, assuming that an initial business combination is not completed during that time. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation. If we are required to seek additional capital, we would need to borrow funds from the Sponsor, our management team or other third parties to operate or may be forced to liquidate. None of the Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, in February 2023, we instructed Continental to liquidate the securities held in the Trust Account and instead now hold all funds in the Trust Account in cash. As a result, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public shareholders would receive upon any redemption or liquidation of the Company.

As indicated above, the Company completed its IPO in March 2021 and has operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. On March 30, 2022, the SEC issued the special purpose acquisition vehicle (“SPAC”) Rule Proposals (the “SPAC Rule Proposals”), relating, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a business combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a SPAC to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its IPO registration statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company if the SPAC Rule Proposals are adopted as proposed. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire and become worthless.

The funds in the Trust Account were, since our IPO until on or about February 24, 2023, held only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) in connection with the extraordinary general meeting held to approve the Extension, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and now hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the completion of a business combination or our liquidation.

Following such liquidation of the assets in the Trust Account, we have and will continue to receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government treasury obligations or money market funds.

Certain of the procedures that we, Better, or others may determine to undertake in connection with the SPAC Rule Proposals may increase our costs and the time needed to complete an initial business combination and may constrain the circumstances under which we could complete a business combination.

The SPAC Rule Proposals relate, among other items, to disclosures in SEC filings in connection with business combination transactions between SPACs such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including the safe harbor from treatment as an investment company described above. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs.

Certain of the procedures that we, Better, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of further negotiating and completing the Proposed Business Combination, and may make it more difficult to complete any business combination.

Neither the Aurora board of directors nor any committee thereof obtained a third-party valuation in determining whether or not to pursue the Proposed Business Combination.

Neither the Aurora board of directors nor any committee thereof is required to obtain an opinion that the price that we are paying for Better is fair to us from a financial point of view. Neither the Aurora board of directors nor any committee thereof obtained a third-party valuation in connection with the Proposed Business Combination. In analyzing the Proposed Business Combination, the Aurora board of directors and management conducted due diligence on Better. The Aurora board of directors reviewed comparisons of selected financial data of Better with its peers in the industry and the financial terms set forth in the Merger Agreement, and concluded that the Proposed Business Combination was in the best interest of Aurora’s shareholders. Accordingly, investors will be relying solely on the judgment of the Aurora board of directors and management in valuing Better. The lack of a third-party valuation may also lead an increased number of shareholders to vote against the Proposed Business Combination, which could potentially impact our ability to consummate the Proposed Business Combination.

If we have not completed an initial business combination by September 30, 2023, our public shareholders may be forced to wait until after September 30, 2023 before redemption from the Trust Account.

If we have not completed our initial business combination by September 30, 2023 (or if such date is further extended at a duly called extraordinary general meeting, such later date), we will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of the net interest to pay dissolution expenses and which interest will be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding-up of our affairs. Any redemption of public shareholders from the Trust Account will be affected automatically by function of the Cayman Constitutional Documents prior to any voluntary winding-up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding-up, liquidation and distribution must comply with the applicable provisions of the Cayman Islands Companies Act. In that case, investors may be forced to wait beyond September 30, 2023 (or if such date is further extended at a duly called extraordinary general meeting, such later date), before the redemption proceeds of the Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from the Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our Cayman Constitutional Documents and only then in cases where investors have properly sought to redeem their public shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our Cayman Constitutional Documents prior thereto.

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

We have not registered the Aurora Class A ordinary shares and the Aurora Class B ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than thirty business days after the closing of an initial business combination, we will use commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Aurora Class A ordinary shares and the Aurora Class B ordinary shares, issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective within 30 business days after the closing of the Company’s initial business combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If any such registration statement has not been declared effective by the 30th business day following the closing of the Company’s initial business combination, holders of the warrants shall have the right, during the period beginning on the 31st business day after the closing of a business combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the Company shall fail to have maintained an effective registration statement covering the Aurora Class A ordinary shares and the Aurora Class B ordinary shares, issuable upon exercise of the warrants, to exercise such warrants on a “cashless basis,” by exchanging the warrants (in accordance with Section 3(a)(9) of the Securities Act (or any successor rule) or another exemption) However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from state registration is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Notwithstanding the above, if the Aurora Class A ordinary shares and the Aurora Class B ordinary shares are at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Aurora Class A ordinary shares and the Aurora Class B ordinary shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the initial public offering, our initial shareholders and their permitted transferees can demand that we register the ordinary shares into which are founder shares are convertible, the Private Placement Warrants , the ordinary shares issuable upon exercise of the Private Placement Warrants held, or to be held, by them, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete an initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments required substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete an initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

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

Although we currently have no commitments to issue any debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

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

Our Cayman Constitutional Documents authorize the issuance of up to The Cayman Constitutional Documents authorize 555,000,000 shares, consisting of 500,000,000 Class A ordinary shares, 50,000,000 Aurora Class B ordinary shares and 5,000,000 preference shares. As of December 31, 2022, the total founder shares outstanding are 6,950,072 Class B ordinary shares. The founder shares will convert into Class A ordinary shares after our initial business combination only to the extent certain triggering events occur prior to the fifth an anniversary of our initial business combination.

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

Our Cayman Constitutional Documents do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete an initial business combination (including the Proposed Business Combination with Better) even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to the Sponsor, our officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of a proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of Better or any other target business will remain in place.

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

Until we consummate an initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i)the completion of a business combination (including the Closing), (2) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Cayman Constitutional Documents to modify the substance or timing of Aurora’s obligation to redeem 100% of the public shares if it does not complete a business combination by September 30, 2023 and (3) the redemption of all of the public shares if Aurora is unable to complete a business combination by September 30, 2023 (or if such date is further extended at a duly called extraordinary general meeting, such later date), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate its investment, an investor may be forced to sell its public shares or warrants, potentially at a loss.

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

General Risk Factors

We are a blank-check company with no operating history and no revenues, and a public shareholder has no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands and all of our activities to date have been related to our formation, our initial public offering and our search for a business combination target. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. If we fail to complete an initial business combination, we will never generate any operating revenues.

Past performance by our management team, directors and advisors may not be indicative of future performance of an investment in the company or in the future performance of any business we may acquire.

Past performance by our management team, directors and advisors, is not a guarantee (i) either of success with respect to any business combination we may consummate or (ii) that, should the Proposed Business Combination with Better be unsuccessful, we will be able to locate a suitable candidate for our initial business combination. Investors should not rely on the historical performance of our management team, directors and advisors as indicative of the future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward. Our management team, directors and advisors have had limited past experience with blank check and special purpose acquisition companies and no experience working together. The absence of experience working together may be exacerbated by the challenges associated with the COVID-19 pandemic.

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

In connection with the preparation of our financial statements as of and for the fiscal year December 31, 2022, after consultation with our advisors, our management and our Audit Committee concluded that the previously issued financial statements as of and for the fiscal year ended December 31, 2021 and the quarterly periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (collectively, the “Affected Periods”), should be restated to, among other things, report the reconciliations surrounding expenses paid by related parties and accounts payable. As a result, on April 14, 2023, the Company restated its: (i) Annual Report on Form 10-K for the year ended December 31, 2021, originally filed on March 25, 2022, on Form 10-K/A; and (ii) the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, originally filed on November 15, 2021, May 16, 2022, August 15, 2022 and November 14, 2022, respectively, on a Form 10-Q/A for each quarterly period. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A “Controls and Procedures” of this Form 10-K.

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

Aurora was also a co-defendant in a litigation commenced in July 2021 by Pine Brook Capital Partners II, L.P. (“Pine Brook”), a current investor in Better (also a named defendant), seeking, among other relief, declaratory judgment in relation to a side letter that was entered into as part of the Series C Preferred Stock issuance by Better in 2019. The dispute was whether Better, in connection with the Proposed Business Combination, would be entitled to trigger a side letter provision allowing Better to repurchase 1,875,000 shares of Series A Preferred Stock for a total price of $1.00. Pine Brook disagreed with Better’s interpretation of the side letter, and Pine Brook filed litigation seeking declaratory judgment that Better did not have the right to repurchase any of its shares in connection with the Merger Agreement and that the lock-up included in the letter of transmittal that holders of 1% or more of Better’s capital stock were required to sign pursuant to the Merger Agreement is invalid and violates Delaware law.

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

On March 31, 2023, there was one holder of record of Aurora’s Class A ordinary shares, three holders of record of Aurora’s Class B ordinary shares, one holder of record of Aurora units and two holders of Aurora warrants.

(c)	Dividends

Aurora has not paid any cash dividends on its Class A ordinary shares to date and does not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon the revenues and earnings, if any, capital requirements and general financial condition of Better Home & Finance subsequent to completion of the Proposed Business Combination. The payment of any cash dividends subsequent to the Proposed Business Combination will be within the discretion of Better Home & Finance’s board of directors. Aurora’s board of directors is not currently contemplating and does not anticipate declaring stock dividends nor is it currently expected that Better Home & Finance’s board of directors will declare any dividends in the foreseeable future. Further, the ability of Better Home & Finance to declare dividends may be limited by the terms of financing or other agreements entered into by Better Home & Finance or its subsidiaries from time to time.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to the “we,” “us,” “our,” the “Company” or “Aurora” refer to Aurora prior to the consummation of the business combination. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Novator Capital Sponsor Ltd The following discussion and analysis of Aurora’s financial condition and results of operations should be read in conjunction with Aurora’s consolidated financial statements and notes to those statements included in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Aurora’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see the section entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors”

Overview

We are a blank check company incorporated on October 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. In April 2021, we selected Better HoldCo, Inc. (“Better”) as a business combination target and initiated substantive discussions with Better with respect to an initial business combination with us. On May 11, 2021, we and Better, one of the fastest-growing digital homeownership platforms in the United States, announced that we have entered into the Merger Agreement that will transform Better, one of the fastest-growing digital homeownership platforms in the United States, into a publicly-listed company. This transaction reflects an implied equity value for Better of approximately $6.9 billion and a post-money equity value of approximately $7.7 billion.

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

We expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful. In the event that the Company does not consummate a business combination by September 30, 2023, we can seek a further extension provided we have shareholder approval.

Recent Developments

On January 9, 2023, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that the Company failed to hold an annual meeting of shareholders within 12 months after its fiscal year ended December 31, 2021, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we submitted a plan to regain compliance on February 17, 2023. We believe the combined annual and extraordinary general meeting we held on February 24, 2023 will satisfy this requirement under Nasdaq rules.

On February 7, 2023, Aurora, Better and the Sponsor entered into a letter agreement, pursuant to which, subject to Better receiving requisite approval therefor (which Better has agreed to use reasonable best efforts to obtain), the parties agreed that, if the Proposed Business Combination has not been consummated by the maturity date of the bridge notes, the Sponsor will have the option, without limiting its rights under the Bridge Note Purchase Agreement (as defined below) to alternatively exchange its bridge notes on or before the maturity date as follows: (x) for a number of shares of Better preferred stock at a conversion price that represents a 50% discount to the $6.9 billion pre-money equity valuation of Better or (y) for a number of shares of the Company’s Class B common stock at a price per share that represents a 75% discount to the $6.9 billion pre-money equity valuation of Better. On the same date, the Sponsor and Better agreed to defer the maturity date of the bridge notes until September 30, 2023.

On February 8, 2023, we repaid an aggregate principal amount of $2.4 million under the unsecured promissory note (the “Note”) issued to the Sponsor (“Payee”) on May 10, 2021. After giving effect to this repayment, the amount outstanding under the Note is approximately $412,395.

On February 23, 2023, we, the Sponsor, certain individuals, each of whom is a member of our board of directors and/or management team (the “Insiders”), and Better entered into a limited waiver (the “Limited Waiver”) to the Amended and Restated Letter Agreement (the “A&R Letter Agreement”), dated as of May 10, 2021, by and among us, the Sponsor and the Insiders. In the A&R Letter Agreement, the Sponsor and each Insider waived, with respect to any shares of Capital Stock (as defined in the A&R Letter Agreement) held by it, him or her, if any, any redemption rights it, he or she may have in connection with (i) a shareholder vote to approve the Business Combination (as defined in the A&R Letter Agreement), or (ii) a shareholder vote to approve certain amendments to the Company’s amended and restated articles of association (the “Redemption Restriction”).

Pursuant to the Limited Waiver, the Company and the Insiders agreed to waive the Redemption Restriction as it applies to the Sponsor to the limited extent required to allow the redemption of up to an aggregate of $17 million worth of Novator Private Placement Shares held by it in connection with the shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association held on February 24, 2023

As consideration for the Limited Waiver, the Sponsor agreed: (a) if the Proposed Business Combination is completed on or before September 30, 2023, to subscribe for and purchase common stock of Better Home & Finance (the “Better Common Stock”), for aggregate cash proceeds to Better equal to the actual aggregate amount of Novator Private Placement Shares redeemed by it in connection with the Limited Waiver (the “Sponsor Redeemed Amount”) at a purchase price of $10.00 per share of Better Common Stock on the closing date of the Proposed Business Combination; or (b) if the Proposed Business Combination is not completed on or before September 30, 2023, to subscribe for and purchase for $35 million aggregate cash proceeds to Better, at the Sponsor’s election, (x) a number of newly issued shares of Better’s Company Series D Equivalent Preferred Stock (as defined in the Bridge Note Purchase Agreement (as defined below)) at a price per share that represents a 50% discount to the Pre-Money Valuation (as defined below) or (y) for a number of shares of Better’s Class B common stock at a price per share that represents a 75% discount to the Pre-Money Valuation.

“Pre-Money Valuation” means the $6.9 billion pre-money equity valuation of Better based on the aggregate amount of fully diluted shares of Better’s common stock on an as-converted basis.

As further consideration for the Limited Waiver, the Sponsor agreed to reimburse the Company for reasonable and documented expenses incurred by the Company in connection with the Proposed Business Combination, up to the Sponsor Redeemed Amount, to the extent such expenses are not otherwise subject to reimbursement by Better pursuant to the Merger Agreement.

On February 24, 2023, Aurora, Merger Sub and Better entered into Amendment No. 5 to the Merger Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Merger Agreement) from March 8, 2023 to September 30, 2023.

We held a combined annual and extraordinary general meeting on February 24, 2023, and extended the date by which the Company has to consummate a business combination from March 8, 2023 to September 30, 2023. As part of the meeting, public shareholders redeemed 24,087,689  ordinary shares and the Sponsor redeemed 1,663,760 ordinary shares for an aggregate cash balance of approximately $263,123,592.

Results of Operations and Known Trends or Future Events

Aurora’s entire activity since inception through December 31, 2022 related to Aurora’s formation, the preparation for the initial public offering and, since the closing of the initial public offering, the search for a prospective initial business combination that culminated in signing the Merger Agreement with Better on May 11, 2021. Aurora has neither engaged in any operations nor generated any revenues to date. Aurora will not generate any operating revenues until after completion of its business combination. Aurora will generate non-operating income in the form of interest income on cash and cash equivalents. Aurora expects to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the years ended December 31, 2022 and 2021, we had net income (loss) of $8,735,542 and ($6,527,175), respectively, which consisted of a $12,868,205 and $1,576,196 gain (loss), respectively, from changes in the fair value of derivative warrant liabilities, $0 and $296,905 gain (loss), respectively,  from changes in the fair value of over-allotment option liabilities, $182,658 and $0, gain respectively, on the deferred underwriting fee, offering costs allocated to warrant liabilities of $0 and $299,523, respectively, and $8,577,543 and $8,120,280, respectively,  in general and administrative costs.

Aurora classifies the warrants issued in connection with our initial public offering and the sale of the Novator Private Placement Units and the Private Placement Warrants as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the years ended December 31, 2022 and 2021, the change in fair value of warrants was a decrease of $12,868,205 and $1,576,196, respectively.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, as of December 31, 2022, Aurora had working capital deficiency of $14,605,202.

The net proceeds from (i) the sale of the units in the initial public offering, after deducting offering expenses of $581,484 and underwriting commissions of $4,860,057 based on the underwriters’ partial exercise of their over-allotment option (excluding deferred underwriting commissions of $8,505,100), (ii) the sale of the Private Placement Warrants for a purchase price of $1.50 which accounts for the underwriters’ partial exercise of their over-allotment option and (iii) the Novator Private Placement Units, equaled $278,002,870, which is held in the Trust Account and includes the deferred underwriting commissions described above. The proceeds held in the Trust Account were, since our IPO until February 24, 2023 held only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. On or around February 24, 2023, Aurora instructed Continental to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts).

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

As of December 31, 2022, Aurora had $285,307 of cash held outside the Trust Account. The use of these funds is to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, prepare and make required securities filings, listing application and pay legal and professional fees.

Aurora may have insufficient funds available to operate its business prior to its initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination or to fund certain other expenses (including officer expenses to the extent in excess of Aurora’s estimates and expenses relating to payments due to one of Aurora’s officers), Aurora’s Sponsor or its affiliates may, but are not obligated to, loan Aurora funds as may be required. If Aurora completes its initial business combination, Aurora would repay such loaned amounts. Should Aurora’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the Note, the Sponsor shall increase the amount available under the Note to cover such costs, subject to an aggregate cap of $12,000,000. This amount would be reflective of estimated total costs of Aurora through November 15, 2023 in relation to the business combination, in the event the business combination is unsuccessful. The Note is non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by Aurora to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note.

In the event that the Proposed Business Combination does not close, Aurora may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from Aurora’s Trust Account would be used for such repayment. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of Aurora’s initial business combination, Aurora does not expect to seek loans from parties other than its Sponsor or an affiliate of the Sponsor as Aurora does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in Aurora’s Trust Account.

On August 26, 2022, Aurora, Merger Sub and Better entered into Amendment No. 4 to the Merger Agreement whereby Better has also agreed to reimburse Aurora for reasonable transaction expenses as defined in the Merger Agreement, an aggregate amount not to exceed $15,000,000, structured in three tranches. Within five business days of the execution of Amendment No.4 to the Merger Agreement, Better paid Aurora the first tranche of $7,500,000 and, on February 6, 2023, Better paid Aurora the second tranche of $3,750,000, each as part of Better’s agreement to reimburse Aurora for transaction expenses as defined in the Merger Agreement. The third payment of up to $3,750,000 shall be paid on April 1, 2023. On February 24, 2023, Aurora, Merger Sub and Better entered into Amendment No. 5 to the Merger Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Merger Agreement) from March 8, 2023 to September 30, 2023.

In addition, pursuant to the Limited Waiver, the Sponsor has agreed to reimburse the Company for reasonable and documented expenses incurred by the Company in connection with the Proposed Business Combination, up to the Sponsor Redeemed Amount, to the extent such expenses are not otherwise subject to reimbursement by Better pursuant to the Merger Agreement.

We initially expected our primary liquidity requirements during that period to include approximately $300,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting a successful business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $250,000 for consulting, travel and miscellaneous expenses incurred during the search for an initial business combination target; $75,000 for Nasdaq continued listing fees; and $35,000 for general working capital that will be used for miscellaneous expenses and reserves.

These amounts were estimates and have differed materially from our actual expenses. In addition, Aurora could use a portion of the funds not being placed in trust to pay commitment fees for financing, among other things.

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

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements - Going Concern, the Company has until September 30, 2023 to consummate a business combination. The Company’s mandatory liquidation date, if a business combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These audited financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the allocated amount towards the Public Shares (in this case, not including the existing Novator Private Placement Shares) then on deposit in the Trust Account including the allocated interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Additionally, we have relied on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, we, as an “emerging growth company”, have elected to utilize certain exceptions, so that we are not required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Accordingly, at December 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of Aurora’s balance sheet. The Sponsor and Aurora’s directors and officers have agreed to waive their redemption rights with respect to any founder shares, Novator Private Placement Shares and public shares held by them in connection with the completion of a business combination.

Net Loss Per Ordinary Share

Aurora complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted-average number of shares of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 24,300,287 Class A ordinary shares subject to possible redemption on December 31, 2022 have been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Aurora has not considered the effect of the warrants sold in Aurora’s initial public offering (including the consummation of the over-allotment units) and private placement to purchase an aggregate of 11,523,444 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per ordinary share. According to SEC guidance, ordinary shares that are redeemable based on a specified formula is considered to be redeemable at fair value if the formula is designed to equal or reasonably approximate fair value. When deemed to be redeemable at fair value, the weighted average redeemable shares would be included with the non-redeemable shares in the denominator of the calculation and initially calculated as if they were a single class of ordinary shares.

Derivative Warrant Liabilities

The 6,075,072 Aurora public warrants and the 5,448,372 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Aurora public warrants issued in connection with our initial public offering was initially measured at fair value using a combination of Monte Carlo and Binomial Lattice models. The fair value of the Private Placement Warrants issued in connection with our initial public offering was initially measured at fair value using a Black-Scholes Option Pricing Model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Black-Scholes Option Pricing Model each measurement date. The fair value of Aurora public warrants issued in connection with our initial public offering has subsequently been measured based on the listed market price of such Aurora public warrants.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-24 comprising a portion of this Report, which is incorporated herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022,  our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesess in our internal control over financial reporting related to the Company’s: (i) accounting for complex financial instruments and unusual transactions, including the accounting of the underwriters’ over-allotment option; and (ii) reconciliations surrounding the expenses paid by related parties and accounts payable. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified material weaknesses in internal controls over financial reporting related to the accounting for complex financial instruments and unusual transactions, including the accounting of the underwriters’ over-allotment option, and reconciliations surrounding expenses paid by related parties and accounts payable. While we have processes to identify and appropriately apply applicable accounting requirements and transactions, and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, management has expanded and will to continue to enhance our system of identifying transactions and evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications and unusual transactions. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting related to: (i) the Company’s accounting for complex financial instruments and unusual transactions, including the accounting of the underwriters’ over-allotment option; and (ii) reconciliations surrounding the expenses paid by related parties and accounts payable. Notwithstanding these material weaknesses, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented. These material weaknesses resulted in the restatement of our previously issued financial reports for the Affected Periods contained in the Form 10-K/A for the period ended 31 December, 2021, and the Form 10-Q/As for the periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, each filed with the SEC on April 14, 2023

Management has implemented remediation steps to improve our internal control over financial reporting. In light of the restatements for the correction of errors included in the restated financial statements for the Affected Periods, as described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Speficially, our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. In addition, the Company will implement sufficient and effective reconciliation procedures surrounding the expenses paid by related parties and accounts payable. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than changes that have resulted from the material weakness remediation activities noted above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Arnaud Massenet	57	Chief Executive Officer
Prabhu Narasimhan	42	Chief Investment Officer
Caroline Harding	42	Chief Financial Officer and Director
Thor Björgólfsson	55	Chairman
Shravin Mittal	35	Director
Sangeeta Desai	47	Director
Michael Edelstein	55	Director

Arnaud Massenet

Arnaud Massenet has served as Chief Executive Officer since Aurora’s inception. Mr. Massenet holds a Bachelor of Arts from the Lincoln International School of Business in Paris, France and a Master of Business Administration from the University of North Carolina. Mr. Massenet started his career in 1994 in banking at Morgan Stanley & Co. He became the Head of Morgan Stanley’s derivatives group in London, United Kingdom, in 1998. In 2003, Mr. Massenet started Lehman Brothers Inc.’s corporate derivatives group (Capital Market) before exiting in 2007 to start South West Capital, a hedge fund focused on real asset investments.

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

Number and Terms of Office of Officers and Directors

Aurora’s board of directors consists of five members. Prior to our initial business combination, holders of Aurora’s founder shares have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of Aurora’s public shares do not have the right to vote on the appointment of directors during such time. These provisions of our Cayman Constitutional Documents may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of Aurora’s directors holds office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on Aurora’s board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of Aurora’s board of directors or by a majority of the holders of Aurora’s ordinary shares (or, prior to Aurora’s initial business combination, holders of Aurora’s founder shares).

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

Audit Committee

Ms. Desai, Mr. Mittal and Mr. Edelstein serve as the members of the audit committee, and Ms. Desai is chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Ms. Desai, Mr. Mittal and Mr. Edelstein meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Desai qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the firm has with us in order to evaluate their continued independence;
●	setting clear policies for audit partner rotation in compliance with applicable law and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

Notwithstanding the foregoing, as indicated above, other than the payment of customary fees we may elect to make to members of our board of directors for director service and reimbursement of expenses, no compensation of any kind (except as related to Ms. Harding discussed immediately below), including finders, consulting or other similar fees, will be paid to any of our existing shareholders, executive officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 8,998,910 ordinary shares, consisting of (i) 2,048,838 Class A ordinary shares and (ii) 6,950,072 Class B ordinary shares issued and outstanding as of March 31, 2023. On all matters to be voted upon, except for the election of directors of the board, holders of the Class A ordinary  shares and Class B ordinary  shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares(2)		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner(1)	Owned	of Class	Owned	of Class	Shares
5% Holders
Novator Capital Sponsor Ltd.(3)(4)	636,240	31.1%	5,542,259	80%	68.7%
Directors and Executive Officers(1)
Arnaud Massenet(3)	150,000	7.3%	—	—	1.7%
Caroline Harding	2,500	*	—	—	*
Prabhu Narasimhan(3)	50,000	*	—	—	*
Thor Björgólfsson(4)	636,240	31.1%	5,542,259	80.0%	68.7%
Shravin Mittal(5)	1,000,000	48.8%	1,159,375	16.7%	24.0%
Sangeeta Desai	—	—	124,219	1.8%	1.4%
Michael Edelstein	—	—	124,219	1.8%	1.4%
All Aurora directors and executive officers, as a group (7 total)	1,838,740	89.8%	6,950,072	100%	97.7%

*less than 1%

(1)	Unless otherwise noted, the business address of each of those listed in the table above pre-Proposed Business Combination is 20 North Audley Street, London W1K 6LX, United Kingdom and post-Proposed Business Combination will be 3 World Trade Center, 175 Greenwich Street, 59th Floor, New York, NY 10007.
(2)	Holders of record of Aurora Class A ordinary shares and Aurora Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by Aurora shareholders and vote together as a single class, except as required by law; provided, that holders of Aurora Class B ordinary shares have the right to elect all of Aurora’s directors prior to the Closing, and holders of Aurora’s Class A ordinary shares are not entitled to vote on the election of directors during such time.
(3)	Novator Capital Sponsor Ltd. is the record holder of the Aurora Class A ordinary shares reported in this row. Arnaud Massenet and Prabhu Narasimhan may be deemed to beneficially own securities held by Novator Capital Sponsor Ltd. by virtue of their shared control over Novator Capital Sponsor Ltd.
(4)	Novator Capital Sponsor Ltd. is the record holder of the Aurora Class B ordinary shares reported in this row. Thor Björgólfsson may be deemed to beneficially own securities held by Novator Capital Sponsor Ltd. by virtue of his control over Novator Capital Sponsor Ltd. Novator Capital Sponsor Limited is wholly owned by BB Trustees SA, as trustee of the irrevocable discretionary trust known as The Future Holdings Trust for which BB Trustees SA acts as trustee; the directors of such trust are Nicolas Killen, Jan Rottiers and Arnaud Cywies. Mr. Björgólfsson disclaims beneficial ownership of the shares owned by Novator Capital Sponsor Ltd.
(5)	Unbound Holdco Ltd. is the record holder of the Aurora ordinary shares reported in this row. Shravin Mittal may be deemed to beneficially own securities held by Unbound Holdco Ltd. by virtue of his control over Unbound Holdco Ltd. The business address of Unbound Holdco Ltd. is 11-15 Seaton Place, St Helier, Jersey JE4 0QH.

The Sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Aurora Acquisition Corp.

The following is a description of certain relationships and transactions that exist or have existed or that Aurora has entered into with its directors, executive officers, or shareholders who are known to Aurora to beneficially own more than five percent of its voting securities and their respective affiliates and immediate family members, other than previously disclosed in the section of this Annual Report on Form 10-K titled “Executive Compensation”.

Founder Shares

On December 9, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of Aurora in consideration for 5,750,000 shares of Aurora Class B ordinary shares. During February 2021, Aurora effectuated a share dividend of 1,006,250 Aurora Class B ordinary shares and subsequently cancelled 131,250 Aurora Class B ordinary shares, resulting in an aggregate of 6,625,000 founder shares issued and outstanding. In March 2021, Aurora effectuated a share dividend of 575,000 shares resulting in 7,200,000 founder shares issued and outstanding. On May 10, 2021, as a result of the underwriters’ election to partially exercise their over-allotment option, a total of 249,928 founder shares were irrevocably surrendered for cancellation and no consideration, so that the number of Founder Shares collectively represented 20% of Aurora’s issued and outstanding shares upon the completion of the initial public offering and private placement. All share and per-share amounts have been retroactively restated to reflect the share dividend and related cancellation.

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

Private Placement Warrants

Simultaneously with the closing of the initial public offering, the Sponsor and certain of Aurora’s directors and officers purchased an aggregate of 4,266,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $6,400,000, from Aurora. On March 10, 2021, the Sponsor and certain of Aurora’s directors and officers purchased 306,705 Private Placement Warrants for an additional aggregate purchase price of $460,057 in connection with the partial exercise of the underwriter’s over-allotment option.

Each Private Placement Warrant is exercisable for one Aurora Class A ordinary share at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the initial public offering held in the Trust Account. If Aurora does not complete a business combination by September 30, 2023, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Aurora public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The Sponsor and certain of Aurora’s directors and officers also purchased 3,500,000 Aurora private units at a price of $10.00 per Aurora private unit for an aggregate purchase price of $35,000,000. Each Aurora private unit consists of one Aurora private share and one-quarter of one Private Placement Warrant. Each whole Private Placement Warrant entitles the holder to purchase one Aurora Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Sponsor and Aurora’s directors that purchased these Aurora private units have agreed to waive their redemption rights with respect to the Aurora private share in connection with the completion of the business combination.

Registration Rights

Pursuant to a registration and shareholder rights agreement entered into on March 3, 2021, the Sponsor and Aurora’s directors and executive officers have rights to require Aurora to register any of its securities held by them for resale under the Securities Act. These holders will be entitled to make up to three demands, excluding short form registration demands, that Aurora register such securities for sale under the Securities Act. In addition, the holders of the Aurora Class B ordinary shares, Private Placement Warrants, Aurora private shares, and warrants that may be issued upon conversion of working capital loans (and any Aurora Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, Aurora private shares, and warrants that may be issued upon conversion of working capital loans and upon conversion of the Aurora Class B ordinary shares) will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination and rights to require Aurora to register for resale such securities pursuant to Rule 415 under the Securities Act. Aurora will bear the expenses incurred in connection with the filing of any such registration statements.

Professional Services and Director Compensation

The Company remunerates Caroline Harding for professional services rendered to our Company in her role as chief financial officer at the rate of $10,000 per month, and for her service on our board of directors at the rate of $15,000 per year plus an incremental hourly fee in certain circumstances of $500. Additionally, Ms. Harding received a $50,000 payment on March 21, 2021 in contemplation of her services to Aurora and will receive a $75,000 payment on the earlier of March 21, 2023 or the date on which Aurora is liquidated. As of December 31, 2022 and 2021, $87,875 and $100,000 was accrued and for the years ended December 31, 2022 and 2021, $222,875 and $390,000 was expensed for these services. If we do not have sufficient funds to make the payments due to Ms. Harding as set forth herein professional services provided by her, we may borrow funds from our sponsor or an affiliate of the initial shareholders or certain of our directors and officers to enable us to make such payments.

On October 15, 2021, Merger Sub entered into a Director’s Services Agreement (the “DSA”) by and among Merger Sub, Caroline Jane Harding (the “Director”), and the Company, effective as of May 10, 2021. On October 29, 2021, the DSA was amended, and the amended DSA was ratified by the Compensation Committee on November 3, 2021. Under the terms of the DSA, the Director is to provide services to Merger Sub, which include acting as a non-executive director and president and secretary of Merger Sub. The Director will receive $50,000 in annual payments (and in certain circumstances an incremental hourly fee of $500). For the years ended December 31, 2022 and 2021, the Company recognized $50,000 of expense related to the amended DSA. As of December 31, 2022 and 2021, there were no unpaid amounts related to the amended DSA.

Merger Agreement

On August 26, 2022, Aurora, Merger Sub and Better entered into Amendment No.4 to the Merger Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Merger Agreement) from September 30, 2022  to March 8, 2023. In consideration of extending the Agreement End Date, Better will reimburse Aurora for certain reasonable and documented expenses in an aggregate sum not to exceed $15,000,000. The reimbursement payments are structured in three tranches. The first payment of $7,500,000 was made within 5 business days after the execution of Amendment No. 4, the second payment of $3,750,000 was made on February 6, 2023 and the third payment of up to $3,750,000 will be paid on April 1, 2023. Aurora, Merger Sub and Better also agreed to amend the Merger Agreement to provide a waiver from the exclusivity provisions thereof to allow Better to discuss alternative financing structures with SB Northstar LP. On February 24, 2023, Aurora, Merger Sub and Better entered into Amendment No. 5 to the Merger Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Merger Agreement) from March 8, 2023 to September 30, 2023.

On February 7, 2023, Aurora, Better and the Sponsor entered into a letter agreement through which, among other things, Better agreed to partially reimburse Aurora for certain expenses in connection with regulatory matters arising out of or relating to the transactions contemplated by the Merger Agreement on or after February 7, 2023 and that the final payment of the Acquiror Interim Expenses (as defined in the Merger Agreement) shall be paid on April 1, 2023.

Related Party Note and Advances

On May 10, 2021, Aurora issued the Note to the Payee, pursuant to which Aurora could borrow up to an aggregate principal amount of $2,000,000. The Note was non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by Aurora to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note. This Note amended and restated in its entirety that certain promissory note dated as of December 9, 2020 (the “Prior Note”) issued by Aurora to the Payee in the principal amount of $300,000. On February 23, 2022 this note was again amended and restated pursuant to which Aurora could borrow up to an aggregate principal amount of $4,000,000.

If Aurora’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the Note, the Sponsor will increase the amount available under the Note to cover such costs, subject to an aggregate principal amount cap of $12,000,000. This amount was reflective of estimated total costs of the Company through November 15, 2023 in relation to the business combination, in the event the business combination is unsuccessful. Aurora, Merger Sub and Better entered into Amendment No. 4 whereby Better has also agreed to reimburse Aurora for reasonable transaction expenses as defined in the Merger Agreement, an aggregate amount not to exceed $15,000,000. In the event that Aurora does not consummate a business combination by September 30, 2023, the Company can seek a further extension (with no limit to such extension) provided the Company has shareholder approval. As of December 31, 2022 and 2021 the amount outstanding under the Note was $2,812,395 and $1,412,295. On February 8, 2023, Aurora repaid an aggregate principal amount of $2.4 million under the Note. After giving effect to this repayment, the amount outstanding under the Note is approximately $412,395

Prior to Aurora’s initial business combination, Aurora’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on Aurora’s behalf, although no such reimbursements will be made from the proceeds of Aurora’s initial public offering held in the Trust Account prior to the completion of Aurora’s initial business combination.

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

Pre-Closing Bridge Notes

On November 2, 2021, Aurora entered into a convertible bridge note purchase agreement (the “Bridge Note Purchase Agreement”), dated as of November 30, 2021, with Better, SB Northstar LP and the Sponsor (SB Northstar LP and the Sponsor, together, the “Purchasers”). Under the Bridge Note Purchase Agreement, Better issued $750,000,000 of bridge notes that convert to shares of Class A common stock of Aurora (post-Proposed Business Combination and domestication) in connection with the closing of the Proposed Business Combination, with SB Northstar LP and the Sponsor, as Purchasers, purchasing $650 million and $100 million, respectively, of such bridge notes.

The Bridge Note Purchase Agreement will result in the issuance of either Better Class A common stock, a new series of preferred stock of Better (as described below), or Better common stock (together, the “Bridge Conversion Shares”, as applicable) as follows: (i) upon closing of the Proposed Business Combination, the bridge notes will convert into shares of Better Class A common stock at a conversion rate of one share per $10 of consideration; (ii) if the closing of the Proposed Business Combination does not occur by the September 30, 2023, or in the event of a Corporate Transaction or Merger Withdrawal (each as defined in the Bridge Note

Purchase Agreement) prior to September 30, 2023 or prior to the time when a bridge note may otherwise be converted pursuant to the Bridge Note Purchase Agreement, the bridge notes will convert into a new series of preferred stock of Better, which series will be identical to Better’s Series D Preferred Stock, provided that the ratchet adjustment provisions relating to Better’s Series D Preferred Stock will not apply, and such series will vote together with Better’s Series D Preferred Stock as a single class on all matters; or (iii) in the event of a termination of the Merger Agreement (a) by Better, arising out of or resulting from breaches on the part of Aurora or the Sponsor, (b) by Better, arising out of or resulting from breaches on the part of Aurora or any Subscriber in connection with any Subscription Agreement or (c) arising out of or resulting from breaches on the part of Aurora, SB Northstar LP or the Sponsor in connection with the Bridge Note Purchase Agreement or any ancillary agreement, the bridge notes will convert into shares of Better common stock.

On August 26, 2022, Aurora, Better and Novator entered into a letter agreement to, among other things, extend the maturity date of the bridge notes held by the Sponsor to March 8, 2023, subject to SB Northstar LP consenting to extending the maturity of its bridge notes accordingly. On February 7, 2023, Aurora, Better and the Sponsor entered into a further letter agreement, pursuant to which, subject to Better receiving requisite approval therefor (which Better has agreed to use reasonable best efforts to obtain), the parties agreed that, if the Proposed Business Combination has not been consummated by the maturity date of the bridge notes, the Sponsor will have the option, without limiting its rights under the Bridge Note Purchase Agreement to alternatively exchange its bridge notes on or before the maturity date as follows: (x) for a number of shares of Better preferred stock at a conversion price that represents a 50% discount to the $6.9 billion pre-money equity valuation of Better or (y) for a number of shares of the Company’s Class B common stock at a price per share that represents a 75% discount to the $6.9 billion pre-money equity valuation of Better. On the same date, the Sponsor and Better agreed to defer the maturity date of the bridge notes until September 30, 2023.

Limited Waiver

On February 23, 2023, we, the Sponsor, the Insiders and Better entered into the Limited Waiver to the Amended and Restated Letter Agreement. Pursuant to the Limited Waiver, the Company and the Insiders agreed to waive the Redemption Restriction as it applies to the Sponsor to the limited extent required to allow the redemption of up to an aggregate of $17 million worth of Novator Private Placement Shares held by it in connection with the shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association held on February 24, 2023.

As consideration for the Limited Waiver, the Sponsor agreed: (a) if the Proposed Business Combination is completed on or before September 30, 2023, to subscribe for and purchase Better Common Stock for aggregate cash proceeds to Better equal the Sponsor Redeemed Amount at a purchase price of $10.00 per share of Better Common Stock on the closing date of the Proposed Business Combination; or (b) if the Proposed Business Combination is not completed on or before September 30, 2023, to subscribe for and purchase for $35 million aggregate cash proceeds to Better, at the Sponsor’s election, (x) a number of newly issued shares of Better’s Company Series D Equivalent Preferred Stock at a price per share that represents a 50% discount to the Pre-Money Valuation or (y) for a number of shares of Better’s Class B common stock at a price per share that represents a 75% discount to the Pre-Money Valuation.

As further consideration for the Limited Waiver, the Sponsor agreed to reimburse the Company for reasonable and documented expenses incurred by the Company in connection with the Proposed Business Combination, up to the Sponsor Redeemed Amount, to the extent such expenses are not otherwise subject to reimbursement by Better pursuant to the Merger Agreement.

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

Aurora’s board of directors has determined that each of Shravin Mittal, Sangeeta Desai and Michael Edelstein is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

Aurora’s independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid to Marcum, for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $242,579 and $138,586, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum any audit-related fees for the years ended December 31, 2022 and 2021.

Tax Fees

We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2022 and 2021.

All Other Fees

We did not pay Marcum for other services for the years ended December 31, 2022 and 2021.

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

2.6

Amendment No. 4 to the Agreement and Plan of Merger, dated as of August 26, 2022, by and among the Registrant, Aurora Merger Sub I, Inc., and Better Holdco, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40143) filed on August 29, 2022).

2.7

Amendment No. 5 to the Agreement and Plan of Merger, dated as of February 24, 2023, by and among the Registrant, Aurora Merger Sub I, Inc., and Better Holdco, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40143) filed on March 2, 2023).

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

4.5

Specimen Class A Common Stock Certificate of Better Home & Finance Holding Company (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S 4/A (File No. 333 253106), filed on a April 25, 2022).

4.6

Specimen Class B Common Stock Certificate of Better Home & Finance Holding Company (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S 4/A (File No. 333 253106), filed on April 25, 2022).

4.7

Specimen Class C Common Stock Certificate of Better Home & Finance Holding Company (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S 4/A (File No. 333 253106), filed on April 25, 2022).

4.8	Description of Registrant’s Securities.
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

10.3

Form of Better Holder Voting and Support Agreement by and among the Registrant, Better Holdco, Inc. and the persons set forth on Schedule I thereto (Incorporated by reference to Annex R to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).

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
10.16

Founder Side Letter, dated as of May 10, 2021, by and between the Registrant and Vishal Garg (Incorporated by reference to Annex M to the Company’s Registration Statement on Form S-4/A (File No. 333-258423), filed on July 14, 2022).).

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

10.33

Letter Agreement, dated February 7, 2023 by and among Aurora Acquisition Corp., Better HoldCo, Inc., and Novator Capital Sponsor Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40143) filed on February 7, 2023).

10.34

Limited Waiver to Amended and Restated Letter Agreement, dated February 23, 2023 by and among Aurora Acquisition Corp., Novator Capital Sponsor Ltd., certain individuals and Better HoldCo, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40143) filed on February 23, 2023).

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

*101.INS	XBRL Instance Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

# Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURORA ACQUISITION CORP.

Date: April 17, 2023	By:	/s/ Arnaud Massenet
Arnaud Massenet
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnaud Massenet	Chief Executive Officer (Principal Executive Officer)	April 17, 2023
Arnaud Massenet

/s/ Caroline Harding	Chief Financial Officer and Director (Principal Financial and Principal Accounting Officer)	April 17, 2023
Caroline Harding

/s/ Thor Björgólfsson	Chairman	April 17, 2023
Thor Björgólfsson

/s/ Shravin Mittal	Director	April 17, 2023
Shravin Mittal

/s/ Sangeeta Desai	Director	April 17, 2023
Sangeeta Desai

/s/ Michael Edelstein	Director	April 17, 2023
Michael Edelstein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Aurora Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aurora Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2022 and 2021 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. The Company has also determined that the mandatory liquidation date is September 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

April 17, 2023

AURORA ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$285,307	$37,645
Accounts receivable	—	502,956
Prepaid expenses and other current assets	133,876	526,674
Total Current Assets	419,183	1,067,275
Cash held in Trust Account	282,284,619	278,022,397
Total Assets	$282,703,802	$279,089,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued offering costs	$4,711,990	$5,682,639
Related party loans	2,812,395	1,412,295
Deferred credit liability	7,500,000	—
Total Current Liabilities	15,024,385	7,094,934
Warrant liability	472,512	13,340,717
Deferred underwriting fee payable	—	8,505,100
Total Liabilities	15,496,897	28,940,751

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 24,300,287 shares at redemption value of $10.15 and $10.00 per share as of December 31, 2022 and December 31, 2021, respectively	246,628,487	243,002,870

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,500,000 shares issued and outstanding (excluding 24,300,287 shares subject to possible redemption) as of December 31, 2022 and 2021	350	350
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized and issued; 6,950,072 as of December 31, 2022 and 2021	695	695
Additional paid-in capital	18,389,006	13,692,181
Retained Earnings (Accumulated Deficit)	2,188,367	(6,547,175)
Total Shareholders’ Equity	20,578,418	7,146,051
Total Liabilities and Shareholders’ Equity	$282,703,802	$279,089,672

The accompanying notes are an integral part of the consolidated financial statements.

AURORA ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Formation and operating costs	$8,577,543	$8,120,280
Loss from operations	(8,577,543)	(8,120,280)

Other income (expense):
Interest earned (expense) on marketable securities held in Trust Account	4,262,222	19,527
Change in fair value of warrants	12,868,205	1,576,196
Change in fair value of over-allotment option liability	—	296,905
Offering costs allocated to warrants liability	—	(299,523)
Gain on deferred underwriting fee	182,658	—
Net Income (loss)	$8,735,542	$(6,527,175)
Weighted average shares outstanding, subject to possible redemption	24,300,287	19,827,082
Basic and diluted gain (loss) per share, Class A ordinary shares subject to possible redemption	$0.25	$(0.22)
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B ordinary shares	10,450,072	9,590,182
Basic and diluted gain (loss) per share, Non-Redeemable Class A and Class B ordinary shares	$0.25	$(0.22)

The accompanying notes are an integral part of the consolidated financial statements.

AURORA ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDING DECEMBER 31, 2022 AND DECEMBER 31, 2021

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance – January 1, 2022	3,500,000	$350	6,950,072	$695	$13,692,181	$(6,547,175)	$7,146,051
Remeasurement for Class A ordinary shares subject to redemption amount					(3,625,617)		(3,625,617)
Derecognition of deferred underwriting fee					8,322,442		8,322,442
Net income						8,735,542	8,735,542
Balance - December 31, 2022	3,500,000	$350	6,950,072	$695	$18,389,006	$2,188,367	$20,578,418

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance – January 1, 2021	—	$—	7,200,000	$720	$24,280	$(20,000)	$5,000
Sale of 24,300,287 Units, net of underwriting discounts and offering expenses	24,300,287	2,430	—	—	214,436,408	—	214,438,838
Sale of 3,500,000 Private Placement Units	3,500,000	350	—	—	34,999,650	—	35,000,000
Sale of Private Placement Warrants	—	—	—	—	6,860,057	—	6,860,057
Ordinary shares subject to redemption (as restated)	(24,300,287)	(2,430)	—	—	(243,000,440)	—	(243,002,870)
Surrender and cancellation of Founder Shares	—	—	(249,928)	(25)	25	—	—
Over-allotment option liability	—	—	—	—	(296,905)	—	(296,905)
Expenses paid by the Sponsor					669,106		669,106
Net loss	—	—	—	—	—	(6,527,175)	(6,527,175)
Balance - December 31, 2021	3,500,000	$350	6,950,072	$695	$13,692,181	$(6,547,175)	$7,146,051

The accompanying notes are an integral part of the consolidated financial statements.

AURORA ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$8,735,542	$(6,527,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(12,868,205)	(1,576,196)
Offering cost allocated to warrant liability	—	299,523
Expenses paid by the Sponsor	—	669,106
Interest earned on marketable securities held in Trust Account	(4,262,222)	(19,527)
Gain on Deferred Underwriting Fee	(182,658)	—
Change in fair value of over-allotment option liability	—	(296,905)
Changes in operating assets and liabilities:
Related party receivable	502,956	(502,956)
Prepaid expenses and other current assets	392,798	(521,674)
Accounts payable and accrued offering costs	(970,649)	5,232,795
Deferred credit liability	7,500,000	—
Net cash used in operating activities	(1,152,438)	(3,243,009)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(278,002,870)
Net cash used in investing activities	—	(278,002,870)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	238,142,813
Proceeds from sale of Private Placement Units	—	35,000,000
Proceeds from sale of Private Placement Warrants	—	6,860,057
Proceeds from promissory note – related party	1,400,100	1,280,654
Net cash provided by financing activities	1,400,100	281,283,524

Net Change in Cash	247,662	37,645
Cash — Beginning of period	37,645	—
Cash — End of period	285,307	37,645

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred Offering Cost	—	557,663
Proceeds from Promissory Note with Related Party for Offering Cost	—	105,927
Initial classification of Class A ordinary share subject to possible redemption	—	243,002,870
Deferred underwriting fee payable	8,322,442	8,505,100
Initial Classification of Warrant liability	—	14,916,913
Remeasurement for Class A ordinary shares subject to redemption amount	3,625,617	—

The accompanying notes are an integral part of the consolidated financial statements.

AURORA ACQUISITION CORP.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aurora Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 7, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Transaction”).

Although the Company is not limited to a particular industry or geographic region for purposes of completing a Transaction. The Company is an early stage and emerging growth company, and as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On May 10, 2021, Aurora Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Better HoldCo, Inc., a Delaware corporation (“Better”). The Company will present their financial statements on a consolidated basis, which includes the Merger Sub, as the Company its sole shareholder. The consolidated activity of the Merger Sub includes only transactions related to governance and Director fees under the Director Services Agreement, which is described in Note 5. All activity for the period from October 7, 2020 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and activities in connection with entering into the Merger Agreement. Since our Initial Public Offering, our only costs have been identifying a target for our initial Transaction, negotiating the transaction with Better, and maintaining our Company and SEC reporting. We do not expect to generate any operating revenues until after completion of our initial Business Combination (“Business Combination”). We generate non-operating income in the form of interest income on cash and cash equivalents. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Transaction candidates.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,500,000 private placement units (the “Novator Private Placement Units”), consisting of one Class A ordinary shares (the “Novator Private Placement Shares”) and one-quarter of one redeemable warrant (each whole warrant exercisable for one Class A ordinary share) (the “Novator Private Placement Warrants”), at a price of $10.00 per Novator Private Placement Unit in a private placement to Novator Capital Sponsor Ltd., or Novator, an affiliate of Novator Capital Ltd. (the “Sponsor”), directors, and executive officers of the Company, generating gross proceeds of $35,000,000 . In addition, the Company consummated the sale of 4,266,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor and certain of the Company’s directors and executive officers, generating gross proceeds of $6,400,000, which is described in Note 4.

Transaction costs amounted to $13,946,641 consisting of $4,860,057 of underwriting fees, $8,505,100 of deferred underwriting fees (see Note 6) and $581,484 of other offering costs.

Following the closing of Aurora’s Initial Public Offering on March 8, 2021, an amount equal to $255,000,000 ($10.00 per unit) (see Note 7) from the net proceeds from Aurora’s Initial Public Offering and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”). Additionally, the cash held in the Trust Account comprises of gross proceeds from the Initial Public Offering of $220,000,000, $23,002,870 from the proceeds of the Underwriters over-allotment, $35,000,000 from 3,500,000 units at a price $10.00 per unit and interest income of $4,262,222 for the year ended December 31, 2022. As of December 31, 2022, funds in the Trust Account totaled $282,284,619 and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Transaction and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the sale of the Novator Private Placement Units, the sale of the Private Placement Warrants and the partial exercise of the underwriters’ over-allotment option, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination and to pay the deferred portion of the underwriters’ discounts associated with the Initial Public Offering and partial exercise of the underwriters’ over-allotment options. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares, with the exception of the founder shares and Novator Private Placement Shares, upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Sponsor and the Company’s directors and officers have agreed (a) to waive their redemption rights with respect to any Founder Shares, Novator Private Placement Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination by September 30, 2023 (unless further extended with shareholder approval) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company had until 24 months from the closing of the Initial Public Offering to complete a Business Combination. On February 24, 2023, the Company obtained shareholder approval to extend the date by which the Company must complete the Initial Business Combination to September 30, 2023. In the event that the Company does not consummate a Business Combination within this timeline, the Company can seek an extension (with no limit to such extension) provided it has shareholder approval. If the Company is unable to complete a Business Combination by September 30, 2023 (unless further extended with shareholder approval), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares and Novator Private Placement Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares and Novator Private Placement Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s directors and officers have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by September 30, 2023 (unless further extended with shareholder approval). However, any Public Shares acquired by the Sponsor or the Company’s directors and officers and Novator Private Placement Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination by September 30, 2023 (unless further extended with shareholder approval). The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination by September 30, 2023 (unless further extended with shareholder approval) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares and Novator Private Placement Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Management’s Plan

As of December 31, 2022, the Company had $285,307 in its operating bank account, and a working capital deficit of $14,605,202.

The Company issued an unsecured promissory note (the “Note”) to the Sponsor (“Payee”) pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000. Should the Company’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $12,000,000. This amount was reflective of estimated total costs of the Company through November 15, 2023 in relation to the business combination, in the event the business combination is unsuccessful. Aurora, Merger Sub and Better entered into Amendment No. 4 whereby Better has also agreed to reimburse the Company, for reasonable transaction expenses as defined in the Merger Agreement, an aggregate amount not to exceed $15,000,000. In the event that the Company does not consummate a Business Combination by September 30, 2023, the Company can seek an extension (with no limit to such extension) provided we have our shareholder approval. The Note is non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note. Within five business days of the day of Amendment No.4, Better paid Aurora a sum of $7,500,000 and, on February 6, 2023, Better paid Aurora an additional sum of $3,750,000, each as part of Better’s agreement to reimburse Aurora for transaction expenses as defined in the Merger Agreement. Accordingly, management has evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of a Business Combination or one year from the date of this filing.

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until September 30, 2023 to consummate a Business Combination. The Company’s mandatory liquidation date, if a Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the allocated amount towards the Public Shares (in this case, not including the existing Novator Private Placement Shares) then on deposit in the Trust Account including the allocated interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in conformity in U.S. dollars with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, a significant accounting estimate included in these financial statements is the valuation of the warrant liability and valuation of Class B ordinary shares. Such estimates may be subject to change as more current information becomes available.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account are money market funds which are invested primarily in U.S. Treasury Securities.

Deferred offering costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

On June 22, 2022, Barclays resigned from its role as underwriter and financial advisor to Aurora. In connection with such resignation, Barclays waived its entitlement to a deferred underwriting fee of approximately $8.5 million that would be payable at the close of the Business Combination. Accordingly, the Company derecognized the liability for the deferred underwriting fee in the quarter ending June 30, 2022 that was accrued as of December 31, 2021. As of December 31, 2022, there is no liability for the deferred underwriting fee.

Class A ordinary shares subject to possible redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Accordingly, at December 31, 2022 and 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2022 and 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption
Gross proceeds	$243,002,870
Less:
Proceeds allocated to Public Warrants	(299,536)
Class A ordinary shares issuance costs	(13,647,105)
Plus:
Accretion of carrying value to redemption value	12,681,484
Accretion of carrying value to redemption value – Over-Allotment	1,265,157
Class A ordinary shares subject to redemption – December 31, 2021	243,002,870
Remeasurement of Class A ordinary shares subject to redemption:	3,625,617
Class A ordinary shares subject to redemption – December 31, 2022	$246,628,487

Warrant Liability

At December 31, 2022 and 2021, there were 6,075,052 Public Warrants and 5,448,372 Private Placement Warrants outstanding (including warrants included in the Novator Private Placement Units). The Company accounts for the Public Warrants and Private Placement Warrants (including warrants included in the Novator Private Placement Units) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $13,946,641 as a result of the Initial Public Offering (consisting of a $4,860,057 underwriting fee, $8,505,100 of deferred underwriting fees and $581,484 of other offering costs). The Company recorded $13,647,118 of offering costs as a reduction of equity in connection with the Class A ordinary shares included in the Units. The Company immediately expensed $299,523 of offering costs in connection with the Public Warrants included in the Units that were classified as liabilities within the nine months ended September, 2021. For the years ended December 31, 2022 and 2021, the Company recorded a gain of $182,658 and $0, respectively, relating to offering costs allocated to the warrant liability due to Barclays waiving its entitlement to a deferred underwriting fee of $8,505,100 that would be payable at the close of the Business Combination. There was no gain due to the waiver of underwriting fees for the year ended December 31, 2021.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 or December 31,2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

The Company’s statement of operations includes a presentation of income (loss) per share subject to possible redemption in a manner similar to the two-class method of income per share. According to SEC guidance, shares that are redeemable based on a specified formula are considered to be redeemable at fair value if the formula is designed to equal or reasonably approximate fair value. When deemed to be redeemable at fair value, the weighted average redeemable shares would be included with the non-redeemable shares in the denominator of the calculation and initially calculated as if they were a single class of ordinary shares.

The following table reflects the calculation of basic and diluted net earnings (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended
	December 31, 2022	December 31, 2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings (losses) attributable to Class A ordinary shares subject to possible redemption	$6,108,604	$(4,399,283)
Net earnings (losses) attributable to Class A ordinary shares subject to possible redemption	$6,108,604	$(4,399,283)

Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	24,300,287	19,827,082
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.25	$(0.22)

Non-Redeemable Class A and Class B ordinary shares
Numerator: Net income (loss) minus net earnings
Net income (loss)	$2,626,938	$(2,127,892)
Less: Net earnings (losses) attributable to Class A ordinary shares subject to possible redemption	—	—
Non-redeemable net income (loss)	$2,626,938	$(2,127,892)

Denominator: Weighted average Non-Redeemable Class A and Class B ordinary shares
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B ordinary shares	10,450,072	9,590,182
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B ordinary shares	$0.25	$(0.22)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000 and up to £85,000 by the Financial Services Compensation Scheme per financial institution in the United Kingdom. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on these accounts.

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

NOTE 4. PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor, and certain of the Company’s directors and officers purchased an aggregate of 4,266,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $6,400,000 from the Company. The Sponsor and certain of the Company’s directors and officers also agreed to purchase up to an additional 440,000 Private Placement Warrants, for an aggregate purchase price of an additional $660,000, if the over-allotment option is exercised in full or in part by the underwriters. On March 10, the Sponsor and certain of the Company’s directors and officers purchased 306,705 Private Placement Warrants for an additional aggregate purchase price of $460,057 in connection with the partial exercise of the underwriter’s over-allotment option. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination by September 30, 2023 (unless further extended with shareholder approval), the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares and the shares included in the Novator Private Placement Units (subject to the requirements of applicable law) and the Private Placement Warrants will expire, and no amount will be due to holders.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 9, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 shares of Class B ordinary shares (the “Founder Shares”). During February 2021, the Company effectuated a share dividend of 1,006,250 Class B ordinary shares and subsequently issued a cancellation for 131,250 Class B ordinary shares, resulting in an aggregate of 6,625,000 founder shares issued and outstanding. In March 2021, the Company effectuated a share dividend of 575,000 shares. On May 10, 2021, as a result of the underwriters’ election to partially exercise their over-allotment option, a total of 249,928 Founder Shares were irrevocably surrendered for cancellation and no consideration, so that the number of Founder Shares collectively represented 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering and Novator Private Placement. All share and per-share amounts have been retroactively restated to reflect the share dividend and related cancellation. A portion of the founder shares issued and outstanding were transferred to certain directors of the Company but remain subject to the same conditions and restrictions as apply to those founder shares as held by the Sponsor which are set out in greater detail below.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares (or Novator Private Placement Shares) until the earlier to occur of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations, or other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,500,000 Novator Private Placement Units at a price of $10.00 per Novator Private Placement Unit in a private placement to the Sponsor, directors, and executive officers of the Company, generating gross proceeds of $35,000,000. In addition, the Company consummated the sale of 4,266,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor and certain of the Company’s directors and executive officers, generating gross proceeds of $6,400,000, which is described in Note 4.

On March 2, 2021, the Sponsor transferred 1,407,813 Class B ordinary shares to the executive officers and directors. The agreement with the Sponsor provides that membership interests only be transferred to the executive officers or directors or other persons affiliated with the Sponsor, or in connection with estate planning transfers. The fair value of the shares on the date they were transferred to the independent directors was estimated to be approximately $6,955,000, recognition of compensation cost is deferred until consummation of the business combination. This position is based on the principle established in the guidance on business combinations in ASC 805-20-55-50 and 55-51. The Company believes a similar approach should be applied under ASC 718 and that a contingent event for realization of the compensation expense is the business combination.

Pre-Closing Bridge Notes

On November 2, 2021, Aurora entered into a convertible bridge note purchase agreement (the “Bridge Note Purchase Agreement”), dated as of November 30, 2021, with Better, SB Northstar LP and the Sponsor (SB Northstar LP and the Sponsor, together, the “Purchasers”). Under the Bridge Note Purchase Agreement, Better issued $750,000,000 of bridge notes that convert to shares of Class A common stock of Aurora (post-Proposed Busness Combination and domestication) in connection with the closing of the Proposed Business Combination, with SB Northstar LP and the Sponsor, as Purchasers, purchasing $650 million and $100 million, respectively, of such bridge notes.

The Bridge Note Purchase Agreement will result in the issuance of either Better Class A common stock, a new series of preferred stock of Better (as described below), or Better common stock (together, the “Bridge Conversion Shares”, as applicable) as follows: (i) upon closing of the Proposed Business Combination, the bridge notes will convert into shares of Better Class A common stock at a conversion rate of one share per $10 of consideration; (ii) if the closing of the Proposed Business Combination does not occur by the September 30, 2023, or in the event of a Corporate Transaction or Merger Withdrawal (each as defined in the Bridge Note Purchase Agreement) prior to September 30, 2023 or prior to the time when a bridge note may otherwise be converted pursuant to the Bridge Note Purchase Agreement, the bridge notes will convert into a new series of preferred stock of Better, which series will be identical to Better’s Series D Preferred Stock, provided that the ratchet adjustment provisions relating to Better’s Series D Preferred Stock will not apply, and such series will vote together with Better’s Series D Preferred Stock as a single class on all matters; or (iii) in the event of a termination of the Merger Agreement (a) by Better, arising out of or resulting from breaches on the part of Aurora or the Sponsor, (b) by Better, arising out of or resulting from breaches on the part of Aurora or any Subscriber in connection with any Subscription Agreement or (c) arising out of or resulting from breaches on the part of Aurora, SB Northstar LP or the Sponsor in connection with the Bridge Note Purchase Agreement or any ancillary agreement, the bridge notes will convert into shares of Better common stock.

On August 26, 2022, Aurora, Better and Novator entered into a letter agreement to, among other things, extend the maturity date of the bridge notes held by the Sponsor to March 8, 2023, subject to SB Northstar LP consenting to extending the maturity of its bridge notes accordingly. On February 7, 2023, Aurora, Better and the Sponsor entered into a further letter agreement, pursuant to which, subject to Better receiving requisite approval therefor (which Better has agreed to use reasonable best efforts to obtain), the parties agreed that, if the Proposed Business Combination has not been consummated by the maturity date of the bridge notes, the Sponsor will have the option, without limiting its rights under the Bridge Note Purchase Agreement to alternatively exchange its bridge notes on or before the maturity date as follows: (x) for a number of shares of Better preferred stock at a conversion price that represents a 50% discount to the $6.9 billion pre-money equity valuation of Better or (y) for a number of shares of the Company’s Class B common stock at a price per share that represents a 75% discount to the $6.9 billion pre-money equity valuation of Better. On the same date, the Sponsor and Better agreed to defer the maturity date of the bridge notes until September 30, 2023.

Director Services Agreement

On October 15, 2021, Merger Sub entered into a Director’s Services Agreement (the “DSA”) by and among Merger Sub, Caroline Jane Harding (the “Director”), and the Company, effective as of May 10, 2021. On October 29, 2021, the DSA was amended, and the amended DSA was ratified by the Compensation Committee on November 3, 2021. Under the terms of the DSA, the Director is to provide services to Merger Sub, which include acting as a non-executive director and president and secretary of Merger Sub. The Director will receive $50,000 in annual payments (and in certain circumstances an incremental hourly fee of $500). For the years ended December 31, 2022 and 2021, the Company recognized $50,000 of expense related to the amended DSA. As of December 31, 2022 and 2021, there were no unpaid amounts related to the amended DSA.

In addition, our Company remunerates the Director $10,000 per month for professional services rendered to our Company in her role as chief financial officer and $15,000 per year and an incremental hourly fee of $500 in certain circumstances for her service on our board of directors.  Additionally, Ms. Harding received a $50,000 payment on March 21, 2021 in contemplation of her services to Aurora and will receive a $75,000 payment on the earlier of March 21, 2023 or the date on which Aurora is liquidated. As of December 31, 2022 and 2021, $87,875 and $100,000 was accrued and for the years ended December 31, 2022 and 2021, $222,875 and $390,000 was expensed for these services. If we do not have sufficient funds to make the payments due to Ms. Harding as set forth herein professional services provided by her, we may borrow funds from our sponsor or an affiliate of the initial shareholders or certain of our directors and officers to enable us to make such payments.

Related Party Merger Agreement and Promissory Note

On August 26, 2022, Aurora, Merger Sub and Better entered into Amendment No.4 to the Merger Agreement, pursuant to which the parties agreed to extend the Agreement End Date from September 30, 2022 (as defined in the Merger Agreement) to March 8, 2023. On February 24, 2023, Aurora, Merger Sub and Better entered into Amendment No. 5 to the Merger Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Merger Agreement) from March 8, 2023 to September 30, 2023.

In consideration of extending the Agreement End Date, Better will reimburse Aurora for certain reasonable and documented expenses in an aggregate sum not to exceed $15,000,000. The reimbursement payments are structured in three tranches. The first payment of $7,500,000 was made within 5 business days after the execution of Amendment No. 4, the second payment of $3,750,000 was made on February 6, 2023 and the third payment of up to $3,750,000 will be paid on April 1, 2023. Aurora, Merger Sub and Better also agreed to amend the Merger Agreement to provide a waiver from the exclusivity provisions thereof to allow Better to discuss alternative financing structures with SB Northstar LP.

On May 10, 2021, the Company issued an unsecured promissory note (the “Note”) to the Sponsor (“Payee”), pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. The Note is non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note. This Note amended and restated in its entirety that certain Promissory Note dated as of December 9, 2020 (the “Prior Note”) issued by the Company to the Payee in the principal amount of $300,000. On February 23, 2022 this note was again amended and restated pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000.

Should the Company’s operating costs, in relation to its proposed business combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the promissory note to cover such costs, subject to an aggregate cap of $12,000,000. This amount was reflective of estimated total costs of the Company through November 15, 2023 in relation to the business combination, in the event the business combination is unsuccessful. In the event that the Company does not consummate a Business Combination by September 30, 2023, we can seek a further extension (with no limit to such extension) provided we have our shareholder approval. As of December 31, 2022 and 2021 the amount outstanding under the Note was $2,812,395 and $1,412,295.

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

On June 22, 2022, Barclays resigned from its role as underwriter and financial advisory to the Company. In connection with such resignation, Barclays waived its entitlement to a deferred underwriting fee of $8,505,100 that would be payable at the close of the Business Combination. Accordingly, the Company did not recognize the liability for the deferred underwriting fee as of June 30, 2022. As of December 31, 2022, there is no liability for the deferred underwriting fee.

Pre-Closing Bridge Notes

On November 2, 2021, Aurora entered into a convertible bridge note purchase agreement (the “Bridge Note Purchase Agreement”), dated as of November 30, 2021, with Better, SB Northstar LP and the Sponsor (SB Northstar LP and the Sponsor, together, the “Purchasers”). Under the Bridge Note Purchase Agreement, Better issued $750,000,000 of bridge notes that convert to shares of Class A common stock of Aurora (post-Proposed Busness Combination and domestication) in connection with the closing of the Proposed Business Combination, with SB Northstar LP and the Sponsor, as Purchasers, purchasing $650 million and $100 million, respectively, of such bridge notes.

The Bridge Note Purchase Agreement will result in the issuance of either Better Class A common stock, a new series of preferred stock of Better (as described below), or Better common stock (together, the “Bridge Conversion Shares”, as applicable) as follows: (i) upon closing of the Proposed Business Combination, the bridge notes will convert into shares of Better Class A common stock at a conversion rate of one share per $10 of consideration; (ii) if the closing of the Proposed Business Combination does not occur by the September 30,

2023, or in the event of a Corporate Transaction or Merger Withdrawal (each as defined in the Bridge Note Purchase Agreement) prior to September 30, 2023 or prior to the time when a bridge note may otherwise be converted pursuant to the Bridge Note Purchase Agreement, the bridge notes will convert into a new series of preferred stock of Better, which series will be identical to Better’s Series D Preferred Stock, provided that the ratchet adjustment provisions relating to Better’s Series D Preferred Stock will not apply, and such series will vote together with Better’s Series D Preferred Stock as a single class on all matters; or (iii) in the event of a termination of the Merger Agreement (a) by Better, arising out of or resulting from breaches on the part of Aurora or the Sponsor, (b) by Better, arising out of or resulting from breaches on the part of Aurora or any Subscriber in connection with any Subscription Agreement or (c) arising out of or resulting from breaches on the part of Aurora, SB Northstar LP or the Sponsor in connection with the Bridge Note Purchase Agreement or any ancillary agreement, the bridge notes will convert into shares of Better common stock.

On August 26, 2022, Aurora, Better and Novator entered into a letter agreement to, among other things, extend the maturity date of the bridge notes held by the Sponsor to March 8, 2023, subject to SB Northstar LP consenting to extending the maturity of its bridge notes accordingly. On February 7, 2023, Aurora, Better and the Sponsor entered into a further letter agreement, pursuant to which, subject to Better receiving requisite approval therefor (which Better has agreed to use reasonable best efforts to obtain), the parties agreed that, if the Proposed Business Combination has not been consummated by the maturity date of the bridge notes, the Sponsor will have the option, without limiting its rights under the Bridge Note Purchase Agreement to alternatively exchange its bridge notes on or before the maturity date as follows: (x) for a number of shares of Better preferred stock at a conversion price that represents a 50% discount to the $6.9 billion pre-money equity valuation of Better or (y) for a number of shares of the Company’s Class B common stock at a price per share that represents a 75% discount to the $6.9 billion pre-money equity valuation of Better. On the same date, the Sponsor and Better agreed to defer the maturity date of the bridge notes until September 30, 2023.

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

In the second quarter of 2022, Aurora received a voluntary request for documents from the Division of Enforcement of the SEC indicating that it is conducting an investigation relating to Aurora and Better to determine if violations of the federal securities laws have occurred. The SEC has requested that Better and Aurora provide the SEC with certain information and documents. Aurora is cooperating with the SEC. As the investigation is ongoing, Aurora is unable to predict how long it will continue or whether, at its conclusion, the SEC will bring any enforcement actions and, if it does, what remedies it may seek.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 3,500,000 Class A ordinary shares issued and outstanding, excluding 24,300,287 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were

6,950,072 Class B ordinary shares issued and outstanding of which an aggregate of 249,928 Class B ordinary shares were forfeited in connection with the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

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

The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination by September 30, 2023 (unless further extended with shareholder approval) and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

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

At December 31, 2022, investments held in the Trust Account were comprised of $282,284,619 in money market funds which are invested primarily in U.S. Treasury Securities. As of December 31, 2022, the Company did not withdraw any interest income from the Trust Account.

The Company utilizes a Modified Black Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement for the years ended December 31, 2022 and 2021, and the Company had no transfers out of Level 3 for the years ended December 31, 2022 and 2021.

The fair value of the Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account – money market funds	$282,284,619	$—	$—
Liabilities:
Derivative public warrant liabilities	91,126	—	—
Derivative private warrant liabilities	—	—	381,386
Total Fair Value	$282,375,745	$—	$381,386

The following table provides the significant unobservable inputs used in the Modified Black Scholes model to measure the fair value of the Private Placement Warrants(1):

	At March 8, 2021 (Initial	As of December 31,	As of December 31,
	Measurement)	2021	2022
Stock price	10.02	9.90	10.09
Strike price	11.50	11.50	11.50
Probability of completing a Business Combination	90.0%	100%	40%
Remaining term (in years)	5.5	5.0	2.89
Volatility	15.00%	22.00%	3.00%
Risk-free rate	0.96%	1.26%	4.20%
Fair value of warrants	0.86	1.59	0.07

(1) The expected term of the Private Placement Warrants has been adjusted to 2.89 as of December 31, 2022 due to multiple factors, including an expected additional 3-6 months duration of the Private Placement Warrants as a result of the extension of the date by which the Company has to consummate a business combination from March 8, 2023 to September 30, 2023. Additionally, weighted probability factors contribute to the decrease in term from the remaining 5 years per the previous date valued at December 31, 2021.

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Level 3	Level 1	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement at March 8, 2021	9,152,167	4,730,000	13,882,167
Initial measurement of over-allotment warrants	545,935	488,811	1,034,746
Change in valuation inputs or other assumptions	(1,035,190)	(541,006)	(1,576,196)
Fair value as of December 31, 2021	8,662,912	4,677,805	13,340,717
Change in valuation inputs or other assumptions	(8,281,526)	(4,586,679)	(12,868,205)
Fair value as of December 31, 2022	$381,386	$91,126	$472,512

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to April 17, 2023, the date that the financial statement was issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On January 9, 2023, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that the Company failed to hold an annual meeting of shareholders within 12 months after its fiscal year ended December 31,

2021, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company submitted a plan to regain compliance on February 17, 2023. The Company believes the combined annual and extraordinary general meeting it held on February 24, 2023 will satisfy this requirement under Nasdaq rules.

On February 7, 2023, the Company, Better and the Sponsor entered into a letter agreement, pursuant to which, subject to Better receiving requisite approval therefor (which Better has agreed to use reasonable best efforts to obtain), the parties agreed that, if the proposed Business Combination has not been consummated by the maturity date of the bridge notes, the Sponsor will have the option, without limiting its rights under the bridge note purchase agreement to alternatively exchange its bridge notes on or before the maturity date as follows: (x) for a number of shares of Better preferred stock at a conversion price that represents a 50% discount to the $6.9 billion pre-money equity valuation of Better or (y) for a number of shares of the Company’s Class B common stock at a price per share that represents a 75% discount to the $6.9 billion pre-money equity valuation of Better. On the same date, the Sponsor and Better agreed to defer the maturity date of the bridge notes until September 30, 2023.

On February 8, 2023, the Company repaid an aggregate principal amount of $2.4 million under the Note. After giving effect to this repayment, the amount outstanding under the Note is approximately $412,395.

On February 23, 2023, the Company, the Sponsor, certain individuals, each of whom is a member of our board of directors and/or management team (the “Insiders”), and Better entered into a limited waiver (the “Limited Waiver”) to the Amended and Restated Letter Agreement (the “A&R Letter Agreement”), dated as of May 10, 2021, by and among us, the Sponsor and the Insiders. In the A&R Letter Agreement, the Sponsor and each Insider waived, with respect to any shares of Capital Stock (as defined in the A&R Letter Agreement) held by it, him or her, if any, any redemption rights it, he or she may have in connection with (i) a shareholder vote to approve the Business Combination (as defined in the A&R Letter Agreement), or (ii) a shareholder vote to approve certain amendments to the Company’s amended and restated articles of association (the “Redemption Restriction”).

Pursuant to the Limited Waiver, the Company and the Insiders agreed to waive the Redemption Restriction as it applies to the Sponsor to the limited extent required to allow the redemption of up to an aggregate of $17 million worth of Novator Private Placement Shares held by it in connection with the shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association held on February 24, 2023

As consideration for the Limited Waiver, the Sponsor agreed: (a) if the proposed Business Combination is completed on or before September 30, 2023, to subscribe for and purchase common stock of Better Home & Finance (the “Better Common Stock”), for aggregate cash proceeds to Better equal to the actual aggregate amount of Novator Private Placement Shares redeemed by it in connection with the Limited Waiver (the “Sponsor Redeemed Amount”) at a purchase price of $10.00 per share of Better Common Stock on the closing date of the proposed Business Combination; or (b) if the proposed Business Combination is not completed on or before September 30, 2023, to subscribe for and purchase for $35 million aggregate cash proceeds to Better, at the Sponsor’s election, (x) a number of newly issued shares of Better’s Company Series D Equivalent Preferred Stock (as defined in the bridge note purchase agreement) at a price per share that represents a 50% discount to the Pre-Money Valuation (as defined below) or (y) for a number of shares of Better’s Class B common stock at a price per share that represents a 75% discount to the Pre-Money Valuation. “Pre-Money Valuation” means the $6.9 billion pre-money equity valuation of Better based on the aggregate amount of fully diluted shares of Better’s common stock on an as-converted basis.

As further consideration for the Limited Waiver, the Sponsor agreed to reimburse the Company for reasonable and documented expenses incurred by the Company in connection with the proposed Business Combination, up to the Sponsor Redeemed Amount, to the extent such expenses are not otherwise subject to reimbursement by Better pursuant to the Merger Agreement.

On February 24, 2023, Aurora, Merger Sub and Better entered into Amendment No. 5 to the Merger Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Merger Agreement) from March 8, 2023 to September 30, 2023.

The Company held a combined annual and extraordinary general meeting on February 24, 2023, and extended the date by which the Company has to consummate a business combination from March 8, 2023 to September 30, 2023. As part of the meeting, public shareholders redeemed 24,087,689 ordinary shares and the Sponsor redeemed 1,663,760 ordinary shares for an aggregate cash balance of approximately $263,123,592.