Form 10-Q
period 2023-03-31
Aurora Acquisition Corp.
filed 2023-05-12
CIK 1835856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 2,048,838 Class A ordinary shares and 6,950,072 Class B ordinary shares of the registrant issued and outstanding.

AURORA ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

AURORA ACQUISITION CORP.

UNAUDITED AND AUDITED CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$991,566	$285,307
Prepaid expenses and other current assets	52,500	133,876
Total Current Assets	1,044,066	419,183
Cash held in Trust Account	21,124,955	282,284,619
Total Assets	$22,169,021	$282,703,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued offering costs	$5,817,528	$4,711,990
Related party loans	412,395	2,812,395
Deferred credit liability	11,250,000	7,500,000
Total Current Liabilities	17,479,923	15,024,385
Warrant Liability	733,739	472,512
Total Liabilities	18,213,662	15,496,897

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 212,598 and 24,300,287 shares at redemption value of $10.26 and $10.15 per share as of March 31, 2023 and December 31, 2022	2,181,658	246,628,487
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,836,240 and 3,500,000 shares issued and outstanding (excluding 212,598 and 24,300,287 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	184	350
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,950,072 and 6,950,072 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	695	695
Additional paid-in capital	74,805	18,389,006
Retained earnings	1,698,017	2,188,367
Total Shareholders’ Equity	1,773,701	20,578,418
Total Liabilities and Shareholders’ Equity	$22,169,021	$282,703,802

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Formation and operating costs	$1,830,656	$1,091,289
Loss from operations	(1,830,656)	(1,091,289)
Other income (expense):
Interest earned on marketable securities held in Trust Account	1,963,928	23,262
Change in fair value of warrants	(261,227)	2,078,067
Net income (loss)	$(127,955)	$1,010,040
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	14,951,315	24,300,287
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$(0.01)	$0.03
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,784,592	10,450,072
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$(0.01)	$0.03

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDING MARCH 31, 2023 AND MARCH 31, 2022

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance - January 1, 2023	3,500,000	$350	6,950,072	$695	$18,389,006	$2,188,367	$20,578,418
Interest adjustment to redemption value	—	—	—	—	(1,676,767)	—	(1,676,767)
Redemption of Class A ordinary shares	(1,663,760)	(166)	—	—	(16,637,434)	(362,395)	(16,999,995)
Net loss	—	—	—	—	—	(127,955)	(127,955)
Balance - March 31, 2023	1,836,240	$184	6,950,072	$695	$74,805	$1,698,017	$1,773,701

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance - January 1, 2022	3,500,000	$350	6,950,072	$695	$13,692,181	$(6,547,175)	$7,146,051
Net income	—	—	—	—	—	1,010,040	1,010,040
Balance - March 31, 2022	3,500,000	$350	6,950,072	$695	$13,692,181	$(5,537,135)	$8,156,091

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDING MARCH 31, 2023 AND MARCH 31, 2022

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(127,955)	$1,010,040
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,963,928)	—
Change in fair value of warrant liability	261,227	(2,078,067)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	81,376	108,125
Accounts receivable	—	14,240
Accounts payable and accrued offering costs	1,105,539	567,745
Deferred credit liability	3,750,000	—
Net cash used in operating activities	3,106,259	(377,917)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(23,262)
Cash withdrawn from Trust Account in connection with redemption	263,123,592	—
Net cash used in investing activities	263,123,592	(23,262)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	400,000
Repayment of promissory note – related party	(2,400,000)	—
Redemption of Class A ordinary shares	(263,123,592)	—
Net cash provided by (used in) financing activities	(265,523,592)	400,000

Net Change in Cash	706,259	(1,179)
Cash — Beginning of period	285,307	37,645
Cash — End of period	$991,566	$36,467

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Adjustment to redemption value	16,999,995	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2023

AURORA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aurora Acquisition Corp. (the “Company” or “Aurora”) is a blank check company incorporated as a Cayman Islands exempted company on October 7, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination, the Company is an early stage and emerging growth company, and as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of May 10, 2021, the Company entered into an Agreement and Plan of Merger (as subsequently amended, the “Merger Agreement”) with Aurora Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Better HoldCo, Inc., a Delaware corporation (“Better”). All activity for the period from October 7, 2020 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and activities in connection with entering into the Merger Agreement. Since our Initial Public Offering, our only costs have been identifying a target for our initial Business Combination, negotiating the transaction with Better, and maintaining our Company and SEC reporting. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses incurred by conducting due diligence on prospective Business Combination candidates, including Better.

The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 3, 2021. On March 8, 2021, the Company consummated the Initial Public Offering of 22,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $220,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,500,000 private placement units (the “Novator Private Placement Units”), consisting of one Class A ordinary shares (the “Novator Private Placement Shares”) and one-quarter of one redeemable warrant (each whole warrant exercisable for one Class A ordinary share) (the “Novator Private Placement Warrants”), at a price of $10.00 per Novator Private Placement Unit in a private placement to Novator Capital Sponsor Ltd., an affiliate of Novator Capital Ltd. (the “Sponsor”), directors, and executive officers of the Company, generating gross proceeds of $35,000,000. In addition, the Company consummated the sale of 4,266,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor and certain of the Company’s directors and executive officers, generating gross proceeds of $6,400,000, which is described in Note 3.

Transaction costs amounted to $13,946,641 consisting of $4,860,057 of underwriting fees, $8,505,100 of deferred underwriting fees (see Note 5) and $581,484 of other offering costs.

Following the closing of Aurora’s Initial Public Offering on March 8, 2021, an amount equal to $255,000,000 ($10.00 per unit) (see Note 6) from the net proceeds from Aurora’s Initial Public Offering and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”). Additionally, the cash held in the Trust Account comprised of gross proceeds from the Initial Public Offering of $220,000,000, $23,002,870 from the proceeds of the partial exercise of the Underwriters over-allotment option, $35,000,000 from 3,500,000 units at a price $10.00 per unit and interest income of $4,262,222 for the year ended December 31, 2022. As of March 31, 2023, funds in the Trust Account totaled approximately $21,124,955 and, since on or about February 24, 2023 are held in a cash and cash equivalents account that will likely receive minimal, if any, interest, until the earlier of: (i) the completion of a Transaction and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The funds held in the Trust Account were, since our IPO until on or about February 24, 2023, held only invested in U.S. “government securities” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), in connection with the extraordinary general meeting held to approve the Extension, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and now hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the completion of a business combination or our liquidation.

The Company’s management has broad discretion with respect to the specific uses of the funds in the Trust Account, although substantially all of the funds are intended to be applied generally toward completing a Business Combination and to pay the deferred portion of the underwriters’ discount associated with the Initial Public Offering and partial exercise of the underwriters’ over-allotment option. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

Following such liquidation of the assets in the Trust Account, we have and will continue to receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government treasury obligations or money market funds. The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares, with the exception of the Founder Shares (as defined in Note 4) and Novator Private Placement Shares, upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval in connection with a Business Combination, it will need to receive an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company (assuming a quorum is present). If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote their Class B ordinary shares (the “Founder Shares”), Novator Private Placement Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Company had until 24 months from the closing of the Initial Public Offering to complete a Business Combination. On February 24, 2023, the Company obtained shareholder approval to extend the date by which the Company must complete the Initial Business Combination to September 30, 2023 (the “Combination Period”). In the event that the Company does not consummate a Business Combination within this timeline, the Company can seek a further extension, provided it has shareholder approval. If the Company is unable to complete a Business Combination by September 30, 2023 (unless further extended with shareholder approval), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares and Novator Private Placement Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares and Novator Private Placement Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s directors and officers have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, any Public Shares acquired by the Sponsor or the Company’s directors and officers and Novator Private Placement Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination by September 30, 2023 (unless further extended with shareholder approval). The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination by September 30, 2023 (unless further extended with shareholder approval) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares and Novator Private Placement Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Recent Developments

On August 26, 2022, Aurora, Better and the Sponsor entered into a letter agreement (the “First Novator Letter Agreement”) to, among other things, defer the maturity date of the Pre-Closing Bridge Notes (as defined below) held by the Sponsor to March 8, 2023, subject to SoftBank consenting to extending the maturity of its Pre-Closing Bridge Notes accordingly. On February 7, 2023, Aurora, Better and the Sponsor entered into a letter agreement (the “Second Novator Letter Agreement”) to defer the maturity date of the Pre-Closing Bridge Notes held by the Sponsor until September 30, 2023. Furthermore, pursuant to the Second Novator Letter Agreement, subject to Better receiving requisite approval therefor (which Better has agreed to use reasonable best efforts to obtain), the parties agreed that, if the proposed Business Combination has not been consummated by the maturity date of the Pre-Closing Bridge Note, the Sponsor will have the option, without limiting its rights under the Pre-Closing Bridge Note Purchase Agreement (as defined below) to alternatively exchange its Pre-Closing Bridge Notes on or before the maturity date as follows: (x) for a number of shares of Better preferred stock at a conversion price that represents a 50% discount to the $6.9 billion pre-money equity valuation of Better or (y) for a number of shares of the Company’s Class B common stock at a price per share that represents a 75% discount to the $6.9 billion pre-money equity valuation of Better. In addition, under the Second Novator Letter Agreement, Better agreed to reimburse Aurora for one-half of its reasonable and documented fees and expenses in connection with regulatory matters arising out of or relating to the transactions contemplated by the Merger Agreement on or after the date thereof, in an aggregate amount not to exceed $2,500,000, structured in two tranches to be paid on each of June 1, 2023 and September 1, 2023.

On January 9, 2023, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company failed to hold an annual meeting of shareholders within 12 months after its fiscal year ended December 31, 2021, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), Aurora submitted a plan to regain compliance on February 17, 2023. We believe the combined annual and extraordinary general meeting the Company held on February 24, 2023 will satisfy this requirement under Nasdaq Listing Rules.

On February 8, 2023, the Company repaid an aggregate principal amount of $2.4 million under the unsecured promissory note (as amended and restated on February 23, 2022, the “Note”) issued to the Sponsor (“Payee”) on May 10, 2021 and as amended and restated on February 23, 2022. After giving effect to this repayment, the amount outstanding under the Note is $412,395.

On February 23, 2023, Aurora, the Sponsor, certain individuals, each of whom is a member of our board of directors and/or management team (the “Insiders”), and Better entered into a limited waiver (the “Limited Waiver”) to the Amended and Restated Letter Agreement (the “A&R Letter Agreement”), dated as of May 10, 2021, by and among us, the Sponsor and the Insiders. In the A&R Letter Agreement, the Sponsor and each Insider waived, with respect to any shares of Capital Stock (as defined in the A&R Letter Agreement) held by it, him or her, if any, any redemption rights it, he or she may have in connection with (i) a shareholder vote to approve the Business Combination (as defined in the A&R Letter Agreement), or (ii) a shareholder vote to approve certain amendments to the Company’s amended and restated articles of association (the “Redemption Restriction”).

Pursuant to the Limited Waiver, the Company and the Insiders agreed to waive the Redemption Restriction as it applies to the Sponsor to the limited extent required to allow the redemption of up to an aggregate of $17 million worth of Novator Private Placement Shares held by the Sponsor in connection with the shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association held on February 24, 2023. The Limited Waiver resulted in 1,663,760 Class A ordinary shares being reclassed from permanent to temporary equity. This resulted in an increase of temporary equity by $16,999,995 and a corresponding reduction of Class A Ordinary Share, Additional Paid in Capital, and Accumulated Deficit of $166, $16,637,434, and 362,395 respectively. These shares were subsequently redeemed as described below.

As consideration for the Limited Waiver, the Sponsor agreed: (a) if the proposed Business Combination is completed on or before September 30, 2023, to subscribe for and purchase common stock of Better Home & Finance (the “Better Common Stock”), for aggregate cash proceeds to Better equal to the actual aggregate amount of Novator Private Placement Shares redeemed by it in connection with the Limited Waiver (the “Sponsor Redeemed Amount”) at a purchase price of $10.00 per share of Better Common Stock on the closing date of the proposed Business Combination; or (b) if the proposed Business Combination is not completed on or before September 30, 2023, to subscribe for and purchase for $35 million aggregate cash proceeds to Better, at the Sponsor’s election, (x) a number of newly issued shares of Better’s Company Series D Equivalent Preferred Stock (as defined in the Pre-Closing Bridge Note Purchase Agreement (as defined below)) at a price per share that represents a 50% discount to the Pre-Money Valuation (as defined below) or (y) for a number of shares of Better’s Class B common stock at a price per share that represents a 75% discount to the Pre-Money Valuation. “Pre-Money Valuation” means the $6.9 billion pre-money equity valuation of Better based on the aggregate amount of fully diluted shares of Better’s common stock on an as-converted basis.

As further consideration for the Limited Waiver, the Sponsor agreed to reimburse the Company for reasonable and documented expenses incurred by the Company in connection with the proposed Business Combination, up to the Sponsor Redeemed Amount, to the extent such expenses are not otherwise subject to reimbursement by Better pursuant to the Merger Agreement.

On February 24, 2023, we held a combined annual and extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which Aurora had to complete a business combination from March 8, 2022 to September 30, 2022 (the “Extension”). In connection with the approval of the Extension, public shareholders elected to redeem an aggregate of 24,087,689 Class A ordinary shares and the Sponsor elected to redeem an aggregate of 1,663,760 Class A ordinary shares. As a result, an aggregate of $263,123,592 (or approximately $10.2178 per share) was released from the Trust Account to pay such shareholders and the Sponsor and 2,048,838 Class A ordinary shares were issued and outstanding as of March 31, 2023.

Also on February 24, 2023, Aurora, Merger Sub and Better entered into Amendment No. 5 to the Merger Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Merger Agreement) from March 8, 2023 to September 30, 2023.

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

Liquidity and Management’s Plan

As of March 31, 2023, the Company had $991,566 in its operating bank account, and a working capital deficit of $16,435,857.

Aurora, Merger Sub and Better entered into Amendment No. 4 whereby Better agreed to reimburse the Company, for reasonable transaction expenses as defined in the Merger Agreement, up to an aggregate amount not to exceed $15,000,000. As at March 31, 2023 $11,250,000 had been received in two tranches from Better, and, on April 4, 2023, Better transferred the third tranche of $3,750,000 (net of the accounts payable amount that was owed to a third party provider on behalf of Aurora), each as part of Better’s agreement to reimburse Aurora for transaction expenses as defined in the Merger Agreement.

In addition, under the Second Novator Letter Agreement, Better agreed to reimburse Aurora for one-half of its reasonable and documented fees and expenses in connection with regulatory matters arising out of or relating to the transactions contemplated by the Merger Agreement on or after the date thereof, in an aggregate amount not to exceed $2,500,000, structured in two tranches to be paid on each of June 1, 2023 and September 1, 2023.

In addition, the Company issued the Note to the Sponsor (“Payee”) pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000. Should the Company’s operating costs, in relation to its proposed Business Combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the Note to cover such costs, subject to an aggregate cap of $12,000,000. This amount was reflective of estimated total costs of the Company through May 15, 2024. As of March 31, 2023, the amount outstanding under the Note was $412,395.

In addition, as consideration for the Limited Waiver, the Sponsor agreed to reimburse the Company for reasonable and documented expenses incurred by the Company in connection with the proposed Business Combination, up to the Sponsor Redeemed Amount, to the extent such expenses are not otherwise subject to reimbursement by Better pursuant to the Merger Agreement.

In the event that the Company does not consummate a Business Combination by September 30, 2023, the Company can seek a further extension, provided we have our shareholder approval.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in the Trust Account

On or around February 24, 2023, the Company liquidated its funds in the Trust Account and moved them to a cash and cash equivalent account that will likely receive minimal, if any, interest. Prior to this date and as of December 31, 2022, all assets in the Trust Account were money market funds which were invested primarily in U.S. Treasury Securities.

Deferred offering costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

On June 22, 2022, Barclays Capital Inc. (“Barclays”), resigned from its role as underwriter and financial advisor to Aurora. In connection with such resignation, Barclays waived their entitlement to certain fees which would be owed upon completion of the proposed Business Combination, which was comprised of approximately $8.5 million as a deferred underwriting fee and financial advisory fee. Accordingly, the Company derecognized the liability for the deferred underwriting and financial advisory fee in the quarter ending June 30, 2022 that was accrued as of December 31, 2021. As of March 31, 2023, there is no liability for the deferred underwriting or financial advisory fee.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption would be classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Class A ordinary shares subject to possible redemption
Class A ordinary shares subject to redemption – December 31, 2022	$246,628,487
Plus:
Reclass of permanent equity to temporary equity	16,999,995
Interest adjustment to redemption value	1,676,767
Less:
Shares redeemed by public	(246,123,596)
Shares redeemed by Sponsor	(16,999,995)
Class A ordinary shares subject to redemption – March 31, 2023	$2,181,658

Warrant Liability

At March 31, 2023 and December 31, 2022, there were 6,075,050 Public Warrants and 5,448,372 Private Placement Warrants outstanding (including warrants included in the Novator Private Placement Units). The Company accounts for the Public Warrants and Private Placement Warrants (including warrants included in the Novator Private Placement Units) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the Warrants sold in the Public Offering and Private Placement Warrants to purchase an aggregate of 11,523,422 shares in the calculation of diluted loss per share in connection with the Novator Private Placement Units, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

	Three Months Ended
	March 31, 2023	March 31, 2022
Class A Common Stock subject to possible redemption
Numerator: Earnings (losses) attributable to Class A Common Stock subject to possible redemption	$(77,341)	$706,302
Net earnings (losses) attributable to Class A Common Stock subject to possible redemption	$(77,341)	$706,302

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	14,951,315	24,300,287
Basic and diluted net income (loss) per share, Class A Common Stock subject to possible redemption	$(0.01)	$0.03

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income (loss) minus net earnings
Net income (loss)	$(50,614)	$303,738
Less: Net earnings (losses) attributable to Class A Common Stock subject to possible redemption	—	—
Non-redeemable net income (loss)	$(50,614)	$303,738

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,784,592	10,450,072
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$(0.01)	$0.03

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

NOTE 3. PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor, and certain of the Company’s directors and officers purchased an aggregate of 4,266,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $6,400,000 from the Company. The Sponsor and certain of the Company’s directors and officers have agreed to purchase up to an additional 440,000 Private Placement Warrants, for an aggregate purchase price of an additional $660,000, if the over-allotment option is exercised in full or in part by the underwriters. On March 10, the Sponsor and certain of the Company’s directors and officers purchased 306,705 Private Placement Warrants for an additional aggregate purchase price of $460,057 in connection with the partial exercise of the underwriter’s over-allotment option. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares and the shares included in the Novator Private Placement Units (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

The Sponsor and certain of the Company’s directors and officers also purchased 3,500,000 Novator Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $35,000,000. Each Private Placement Unit consists of one Novator Private Placement Share and one-quarter of one warrant (“Private Placement Warrant”). Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6). If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s directors and officers have agreed to vote their Founder Shares, Novator Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination.

On February 24, 2023, we held a combined annual and extraordinary general meeting pursuant to which the Company’s shareholders approved the Extension. In connection with the approval of the Extension, public shareholders elected to redeem an aggregate of 24,087,689 Class A ordinary shares and the Sponsor elected to redeem an aggregate of 1,663,760 Class A ordinary shares. As a result, an aggregate of $263,123,592 (or approximately $10.2178 per share) was released from the Trust Account to pay such shareholders and the Sponsor and 2,048,838 Class A ordinary shares were issued and outstanding at March 31, 2023.

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,500,000 Novator Private Placement Units at a price of $10.00 per Novator Private Placement Unit in a private placement to the Sponsor, directors, and executive officers of the Company, generating gross proceeds of $35,000,000. In addition, the Company consummated the sale of 4,266,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor and certain of the Company’s directors and executive officers, generating gross proceeds of $6,400,000, which is described in Note 3.

Prior to the closing of Aurora’s Initial Public Offering, the Sponsor sold an aggregate of 1,407,813 Class B ordinary shares (Founder Shares) to certain independent directors. All Founder Shares are subject to transfer restrictions which limit the ability of the independent directors to transfer or otherwise deal with such shares, except in certain limited circumstances such as transfers to affiliates and the gifting to immediate family members. The Founder Shares were effectively sold to the independent directors subject to a performance condition - i.e., the consummation of a business combination, which is subject to certain conditions to closing, such as, for example, approval by the Company’s shareholders.

The fair value of the shares on the date they were transferred to the independent directors was estimated to be approximately $6,955,000, however if the performance condition is not satisfied the fair value of the shares transferred is zero.

Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature, hence recognition of compensation cost is deferred until consummation of the business combination. This position is based on the principle established in the guidance on business combinations in ASC 805-20-55-50 and 55-51. The Company believes a similar approach should be applied under ASC 718 and that a contingent event for realization of the compensation expense is the business combination.

Pre-Closing Bridge Notes

On November 2, 2021, Aurora entered into a convertible bridge note purchase agreement (the “Pre-Closing Bridge Note Purchase Agreement”), dated as of November 30, 2021, with Better, SB Northstar LP and the Sponsor (SB Northstar LP and the Sponsor, together, the “Purchasers”). Under the Pre-Closing Bridge Note Purchase Agreement, Better issued $750,000,000 of bridge notes (the “Pre-Closing Bridge Notes”) that convert to shares of Class A common stock of Aurora (post-proposed Business Combination and domestication) in connection with the closing of the proposed Business Combination, with SB Northstar LP and the Sponsor, as Purchasers, purchasing $650 million and $100 million, respectively, of such Pre-Closing Bridge Notes.

The Pre-Closing Bridge Note Purchase Agreement will result in the issuance of either Better Class A common stock, a new series of preferred stock of Better (as described below), or Better common stock (together, the “Pre-Closing Bridge Conversion Shares”, as applicable) as follows: (i) upon closing of the proposed Business Combination, the Pre-Closing Bridge Notes will convert into shares of Better Class A common stock at a conversion rate of one share per $10 of consideration; (ii) if the closing of the proposed Business Combination does not occur by the September 30, 2023, or in the event of a Corporate Transaction or Merger Withdrawal (each as defined in the Pre-Closing Bridge Note Purchase Agreement) prior to September 30, 2023 or prior to the time when a Pre-Closing Bridge Note may otherwise be converted pursuant to the Pre-Closing Bridge Note Purchase Agreement, the Pre-Closing Bridge Notes will convert into a new series of preferred stock of Better, which series will be identical to Better’s Series D Preferred Stock, provided that the ratchet adjustment provisions relating to Better’s Series D Preferred Stock will not apply, and such series will vote together with Better’s Series D Preferred Stock as a single class on all matters; or (iii) in the event of a termination of the Merger Agreement (a) by Better, arising out of or resulting from breaches on the part of Aurora or the Sponsor, (b) by Better, arising out of or resulting from breaches on the part of Aurora or any Subscriber in connection with any Subscription Agreement or (c) arising out of or resulting from breaches on the part of Aurora, SB Northstar LP or the Sponsor in connection with the Pre-Closing Bridge Note Purchase Agreement or any ancillary agreement, the bridge notes will convert into shares of Better common stock.

On August 26, 2022, Aurora, Better and Novator entered into the First Novator Letter Agreement to, among other things, extend the maturity date of the Pre-Closing Bridge Notes held by the Sponsor to March 8, 2023, subject to SB Northstar LP consenting to extending the maturity of its Pre-Closing Bridge Notes accordingly. On February 7, 2023, Aurora, Better and the Sponsor entered into the Second Novator Letter Agreement, pursuant to which, subject to Better receiving requisite approval therefor (which Better has agreed to use reasonable best efforts to obtain), the parties agreed that, if the proposed Business Combination has not been consummated by the maturity date of the Pre-Closing Bridge Notes, the Sponsor will have the option, without limiting its rights under the Pre-Closing Bridge Note Purchase Agreement to alternatively exchange its Pre-Closing Bridge Notes on or before the maturity date as follows: (x) for a number of shares of Better preferred stock at a conversion price that represents a 50% discount to the $6.9 billion pre-money equity valuation of Better or (y) for a number of shares of the Company’s Class B common stock at a price per share that represents a 75% discount to the $6.9 billion pre-money equity valuation of Better. On the same date, the Sponsor and Better agreed to defer the maturity date of the Pre-Closing Bridge Notes until September 30, 2023.

Director Services Agreement and Director Compensation

On October 15, 2021, Merger Sub entered into a Director’s Services Agreement (the “DSA”) by and among Merger Sub, Caroline Jane Harding, and the Company, effective as of May 10, 2021. On October 29, 2021, the DSA was amended, and the amended DSA was ratified by the Compensation Committee on November 3, 2021. Under the terms of the DSA, Ms. Harding is to provide services to Merger Sub, which include acting as a non-executive director and president and secretary of Merger Sub. Ms. Harding will receive $50,000 in annual payments (and in certain circumstances an incremental hourly fee of $500). For the three months ended March 31, 2023 and 2022, the Company recognized no expense related to the amended DSA. As of March 31, 2023 and December 31, 2022, there were no unpaid amounts related to the amended DSA.

In addition, the Company remunerates the Ms. Harding $10,000 per month for professional services rendered to our Company in her role as chief financial officer and $15,000 per year and an incremental hourly fee of $500 in certain circumstances for her service on our board of directors. Additionally, in contemplation of her services to Aurora, Ms. Harding received a $50,000 payment on March 21, 2021, and was entitled to receive a $75,000 payment on March 21, 2023, which was paid on April 11, 2023. As of March 31, 2023 and December 31, 2022, $85,000 and $87,875 was accrued, respectively and for the three months ended March 31, 2023 and 2022, $105,000 and $30,000 was expensed for these services, respectively. If we do not have sufficient funds to make the payments due to Ms. Harding as set forth herein professional services provided by her, we may borrow funds from our sponsor or an affiliate of the initial shareholders or certain of our directors and officers to enable us to make such payments.

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

In consideration of extending the Agreement End Date, Better will reimburse Aurora for certain reasonable and documented expenses in an aggregate sum not to exceed $15,000,000. The reimbursement payments are structured in three tranches. The first payment of $7,500,000 was made within 5 business days after the execution of Amendment No. 4, the second payment of $3,750,000 was made on February 6, 2023 and, on April 4, 2023, Better transferred the third tranche of $3,750,000 (net of the accounts payable amount that was owed to a third party provider on behalf of Aurora). Aurora, Merger Sub and Better also agreed to amend the Merger Agreement to provide a waiver from the exclusivity provisions thereof to allow Better to discuss alternative financing structures with SB Northstar LP.

The Company has treated the inflow of cash with an offsetting liability that is considered the Deferred Credit Liability within the financial statements, in the way relevant fees are repaid by the Company before the IPO as this cash was not a capital contribution from the Sponsor, but merely a reimbursement from Better for expenses paid by the Company. As the merger has not yet occurred as of March 31, 2023, Better will be responsible for handling the equity effect once the merger occurs and reduce the liability of the combined entity. In the event of the merger or liquidation, the liability will be extinguished on Company’s financial statements.

In addition, on February 7, 2023, Aurora, the Sponsor and Better entered into the Second Novator Letter Agreement, whereby Better agreed to reimburse Aurora for one-half of its reasonable and documented fees and expenses in connection with regulatory matters arising out of or relating to the transactions contemplated by the Merger Agreement on or after the date thereof, in an aggregate amount not to exceed $2,500,000, structured in two tranches to be paid on each of June 1, 2023 and September 1, 2023.

Promissory Note from Related Party

On May 10, 2021, the Company issued the Note to the Sponsor (“Payee”), pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. The Note was non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by the Company to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note. Effective as of the date hereof, this Note amended and restated in its entirety that certain promissory note dated as of December 9, 2020 (the “Prior Note”) issued by the Company to the Payee in the principal amount of $300,000.

On February 23, 2022, the Note was again amended and restated pursuant to which Aurora could borrow an aggregate principal amount of to $4,000,000. Should the Company’s operating costs, in relation to its proposed Business Combination, exceed the amounts still available and not currently drawn under the Note, the Sponsor shall increase the amount available under the Note to cover such costs, subject to an aggregate cap of $12,000,000. This amount was reflective of estimated total costs of the Company through May 15, 2024 in relation to the Business Combination, in the event the Business Combination is unsuccessful. In the event that the Company does not consummate a Business Combination by September 30, 2023, we can seek a further extension, provided we have our shareholder approval.

On February 8, 2023, we repaid an aggregate principal amount of $2.4 million under the Note. After giving effect to this repayment, the amount outstanding under the Note is $412,395. As of March 31, 2023 and December 31, 2022 the amount outstanding under the Note was $412,395 and $2,812,395, respectively.

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

In connection with the IPO, the Company granted the underwriters a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments, if any, and on March 10, 2021, the Company issued 2,300,287 Units to the underwriters pursuant to such option, at the Initial Public Offering price, less the underwriting discounts and commissions. The Units sold pursuant to the underwriters’ partial exercise of such option were sold at a price of $10.00 per Unit, generating gross proceeds of $23,002,870 to the Company and net proceeds equal to $22,542,813 after the deduction of the 2% underwriting fee.

In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit (including the Units sold in connection with the underwriters’ partial exercise of their over-allotment option) from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On June 22, 2022, Barclays, resigned from its role as underwriter and financial advisor to Aurora In connection with such resignation, Barclays waived their entitlement to certain fees which would be owed upon completion of the proposed Business Combination, which was comprised of approximately $8.5 million as a deferred underwriting fee and financial advisory fee. Accordingly, the Company derecognized the liability for the deferred underwriting and financial advisory fees in the quarter ending June 30, 2022 that was accrued as of December 31, 2021. As of March 31, 2022, there is no liability for the deferred underwriting or financial advisory fee.

Pre-Closing Bridge Notes

On November 2, 2021, Aurora entered into the Pre-Closing Bridge Note Purchase Agreement, dated as of November 30, 2021, with Better and the Purchasers. Under the Pre-Closing Bridge Note Purchase Agreement, Better issued $750,000,000 of Pre-Closing Bridge Notes that convert to shares of Class A common stock of Aurora (post-proposed Business Combination and domestication) in connection with the closing of the proposed Business Combination, with SB Northstar LP and the Sponsor, as Purchasers, purchasing $650 million and $100 million, respectively, of such Pre-Closing Bridge Notes.

The Pre-Closing Bridge Note Purchase Agreement will result in the issuance of Pre-Closing Bridge Conversion Shares as follows: (i) upon closing of the proposed Business Combination, the Pre-Closing Bridge Notes will convert into shares of Better Class A common stock at a conversion rate of one share per $10 of consideration; (ii) if the closing of the proposed Business Combination does not occur by the September 30, 2023, or in the event of a Corporate Transaction or Merger Withdrawal (each as defined in the Pre-Closing Bridge Note Purchase Agreement) prior to September 30, 2023 or prior to the time when a Pre-Closing Bridge Note may otherwise be converted pursuant to the Pre-Closing Bridge Note Purchase Agreement, the Pre-Closing Bridge Notes will convert into a new series of preferred stock of Better, which series will be identical to Better’s Series D Preferred Stock, provided that the ratchet adjustment provisions relating to Better’s Series D Preferred Stock will not apply, and such series will vote together with Better’s Series D Preferred Stock as a single class on all matters; or (iii) in the event of a termination of the Merger Agreement (a) by Better, arising out of or resulting from breaches on the part of Aurora or the Sponsor, (b) by Better, arising out of or resulting from breaches on the part of Aurora or any Subscriber in connection with any Subscription Agreement or (c) arising out of or resulting from breaches on the part of Aurora, SB Northstar LP or the Sponsor in connection with the Pre-Closing Bridge Note Purchase Agreement or any ancillary agreement, the bridge notes will convert into shares of Better common stock.

On August 26, 2022, Aurora, Better and Novator entered into the First Novator Letter Agreement to, among other things, extend the maturity date of the Pre-Closing Bridge Notes held by the Sponsor to March 8, 2023, subject to SB Northstar LP consenting to extending the maturity of its Pre-Closing Bridge Notes accordingly. On February 7, 2023, Aurora, Better and the Sponsor entered into the Second Novator Letter Agreement, pursuant to which, subject to Better receiving requisite approval therefor (which Better has agreed to use reasonable best efforts to obtain), the parties agreed that, if the proposed Business Combination has not been consummated by the maturity date of the Pre-Closing Bridge Notes, the Sponsor will have the option, without limiting its rights under the Pre-Closing Bridge Note Purchase Agreement to alternatively exchange its Pre-Closing Bridge Notes on or before the maturity date as follows: (x) for a number of shares of Better preferred stock at a conversion price that represents a 50% discount to the $6.9 billion pre-money equity valuation of Better or (y) for a number of shares of the Company’s Class B common stock at a price per share that represents a 75% discount to the $6.9 billion pre-money equity valuation of Better. On the same date, the Sponsor and Better agreed to defer the maturity date of the Pre-Closing Bridge Notes until September 30, 2023.

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

NOTE 6. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31,2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share.

On February 23, 2023, we, the Sponsor, certain individuals, each of whom is a member of our board of directors and/or management team (the “Insiders”), and Better entered into the Limited Waiver to the A&R Letter Agreement. In the A&R Letter Agreement, the Sponsor and each Insider waived, with respect to any shares of Capital Stock (as defined in the A&R Letter Agreement) held by it, him or her, if any, any redemption rights it, he or she may have in connection with (i) a shareholder vote to approve the Business Combination (as defined in the A&R Letter Agreement), or (ii) a shareholder vote to approve certain amendments to the Company’s amended and restated articles of association (the “Redemption Restriction”).

Pursuant to the Limited Waiver, the Company and the Insiders agreed to waive the Redemption Restriction as it applies to the Sponsor to the limited extent required to allow the redemption of up to an aggregate of $17 million worth of Novator Private Placement Shares held by it in connection with the shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association held on February 24, 2023. The Limited Waiver resulted in 1,663,760 Class A ordinary shares being reclassed from permanent to temporary equity. This resulted in an increase of temporary equity by $16,999,995 and a corresponding reduction of Class A Ordinary Share, Additional Paid in Capital, and Accumulated Deficit of $166, $16,637,434, and 362,395 respectively. These shares were subsequently redeemed as described below.

As consideration for the Limited Waiver, the Sponsor agreed: (a) if the proposed Business Combination is completed on or before September 30, 2023, to subscribe for and purchase common stock of Better Home & Finance (the “Better Common Stock”), for aggregate cash proceeds to Better equal to the actual aggregate amount of Novator Private Placement Shares redeemed by it in connection with the Limited Waiver (the “Sponsor Redeemed Amount”) at a purchase price of $10.00 per share of Better Common Stock on the closing date of the proposed Business Combination; or (b) if the proposed Business Combination is not completed on or before September 30, 2023, to subscribe for and purchase for $35 million aggregate cash proceeds to Better, at the Sponsor’s election, (x) a number of newly issued shares of Better’s Company Series D Equivalent Preferred Stock (as defined in the Pre-Closing Bridge Note Purchase Agreement (as defined in Note 3)) at a price per share that represents a 50% discount to the Pre-Money Valuation (as defined below) or (y) for a number of shares of Better’s Class B common stock at a price per share that represents a 75% discount to the Pre-Money Valuation. “Pre-Money Valuation” means the $6.9 billion pre-money equity valuation of Better based on the aggregate amount of fully diluted shares of Better’s common stock on an as-converted basis.

As further consideration for the Limited Waiver, the Sponsor agreed to reimburse the Company for reasonable and documented expenses incurred by the Company in connection with the proposed Business Combination, up to the Sponsor Redeemed Amount, to the extent such expenses are not otherwise subject to reimbursement by Better pursuant to the Merger Agreement.

We held a combined annual and extraordinary general meeting on February 24, 2023, pursuant to which the Company’s shareholders approved the Extension. In connection with approval of the Extension, public shareholders redeemed an aggregate of 24,087,689 Class A ordinary shares and the Sponsor redeemed an aggregate of 1,663,760 Class A ordinary shares for an aggregate cash balance of approximately $263,123,592. At March 31, 2023 and December 31, 2022, there were 1,836,240 and 3,500,000 Class A ordinary shares issued and outstanding, respectively, excluding 212,598 and 24,300,287 Class A ordinary shares subject to possible redemption.

On February 24, 2023, Aurora, Merger Sub and Better entered into Amendment No. 5 to the Merger Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Merger Agreement) from March 8, 2023 to September 30, 2023.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 6,950,072 Class B ordinary shares issued and outstanding of which an aggregate of 249,928 Class B ordinary shares were forfeited in connection with the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

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

NOTE 7. FAIR VALUE MEASUREMENTS

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

At March 31, 2023, investments held in the Trust Account were comprised of $21,124,955 in cash and cash equivalents, which was transferred from a Trust Account comprised of money market funds that were invested primarily in U.S. Treasury Securities.

The Company utilizes a Modified Black Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The Company had no transfers out of Level 3 for the three months ended March 31, 2023 and March 31, 2022. The fair value of the Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account – cash and cash equivalents	$21,124,955	$—	$—
Liabilities:
Derivative public warrant liabilities	352,353	—	—
Derivative private warrant liabilities	—	—	381,386
Total Fair Value	$21,477,308	$—	$381,386

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

The following table provides the significant unobservable inputs used in the Modified Black Scholes model to measure the fair value of the Private Placement Warrants(1):

	At March 8, 2021 (Initial	As of December 31,	As of March 31,
	Measurement)	2022	2023
Stock price	10.02	10.09	10.11
Strike price	11.50	11.50	11.50
Probability of completing a Business Combination	90.0%	40.00%	40.00%
Remaining term (in years)	5.5	2.89	2.53
Volatility	15.00%	3.00%	3.00%
Risk-free rate	0.96%	4.20%	3.89%
Fair value of warrants	0.86	0.07	0.07

(1) The expected term of the Private Placement Warrants has been adjusted to 2.53 and 2.89 as of March 31, 2023 and December 31, 2022, respectively, due to multiple factors, including an expected additional 3-6 months duration of the Private Placement Warrants as a result of the extension of the date by which the Company has to consummate a business combination from March 8, 2023 to September 30, 2023. Additionally, weighted probability factors contribute to the decrease in term from the remaining 5.5 years per the previous date valued at March 8, 2021.

The following tables provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

As of March 31, 2023

	Level 1	Level 3	Warrant Liabilities
Fair value as of December 31, 2022	91,126	381,386	472,512
Change in valuation inputs or other assumptions	261,227	—	261,227
Fair value as of March 31, 2023	352,353	381,386	733,739

As of March 31, 2022

	Level 1	Level 3	Warrant Liabilities
Fair value as of December 31, 2021	4,677,805	8,662,912	13,340,717
Change in valuation inputs or other assumptions	(2,187,034)	108,967	(2,078,067)
Fair value as of March 31, 2022	2,490,771	8,771,879	11,262,650

NOTE 8. SUBSEQUENT EVENTS1

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 12, 2023, the date that the financial statement was issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On April 4, 2023, Better transferred the third tranche of $3,750,000 (net of the accounts payable amount that was owed to a third party provider on behalf of Aurora) that was part of Amendment No. 4 of the Merger Agreement. The funds were paid net of the accounts payable amount that was owed to a third party provider on behalf of Aurora.

On April 24, 2023,the Sponsor restated its commitment to increase the amount available under the Note, if required over the period of the next twelve (12) calendar months from the date thereof, subject to an aggregate cap of $12,000,000 to reflect the estimated total costs of Aurora through May 15, 2024 in relation to the business combination, in the event the business combination is unsuccessful.

On April 24, 2023, the Company received a letter (the “SEC Notice”) from the Listing Qualifications department of Nasdaq notifying the Company that the Company no longer meets the minimum 500,000 publicly held shares required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (the “Public Float Standard”). The SEC Notice states that the Company has until June 8, 2023 to provide Nasdaq with a specific plan to achieve and sustain compliance with all The Nasdaq Capital Market listing requirements, including the time frame for completion of this plan. The Notice is only a notification of deficiency, not of imminent delisting, and has no immediate effect on the listing or trading of the Company’s securities on The Nasdaq Capital Market.

The Company intends to provide Nasdaq with the Company’s plan to meet the Public Float Standard within the required timeframe and will evaluate available options to regain compliance with the Nasdaq continued listing standards, including potential arrangements to be made in connection with the Merger Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context required otherwise, all references in this report (the “Quarterly Report”) to “we,” “us,” “Aurora” or the “Company” refer to Aurora Acquisition Corp. prior to the consummation of the Business Combination. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Novator Capital Sponsor Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” for the purposes of federal securities laws. Such forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to: (a) our ability to complete our initial business combination with Better Holdco, Inc.(“Better”), or any other initial business combination; (b) our potential ability to obtain additional financing to complete our initial business combination; and (c) the potential liquidity and trading of our securities.. For more information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on October 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). In April 2021, we selected Better HoldCo, Inc. (“Better”) as a business combination target and initiated substantive discussions with Better with respect to an initial business combination with us. On May 11, 2021, we and Better, one of the fastest-growing digital homeownership platforms in the United States, announced that we have entered into a definitive merger agreement that will transform Better into a publicly-listed company. This transaction reflects an implied equity value for Better of approximately $6.9 billion and a post-money equity value of approximately $7.7 billion.

The issuance of additional shares in a Business Combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present executive officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are re insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt; and
●	other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful. In the event that the Company does not consummate a Business Combination by September 30, 2023, we can seek a further extension, provided we have our shareholder approval.

Recent Developments

On January 9, 2023, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company failed to hold an annual meeting of shareholders within 12 months after its fiscal year ended December 31, 2021, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we submitted a plan to regain compliance on February 17, 2023. We believe the combined annual and extraordinary general meeting we held on February 24, 2023 will satisfy this requirement under Nasdaq Listing Rules.

On February 7, 2023, Aurora, Better and the Sponsor entered into a letter agreement (the “Second Novator Letter Agreement”), pursuant to which, subject to Better receiving requisite approval therefor (which Better has agreed to use reasonable best efforts to obtain), the parties agreed that, if the Proposed Business Combination has not been consummated by the maturity date of the Pre-Closing Bridge Notes (as defined in Note 4, Related Party Transactions, to the accompanying financial statements) the Sponsor will have the option, without limiting its rights under the Pre-Closing Bridge Note Purchase Agreement (as defined in Note 4, Related Party Transactions, to the accompanying financial statements) to alternatively exchange its Pre-Closing Bridge Notes on or before the maturity date as follows: (x) for a number of shares of Better preferred stock at a conversion price that represents a 50% discount to the $6.9 billion pre-money equity valuation of Better or (y) for a number of shares of the Company’s Class B common stock at a price per share that represents a 75% discount to the $6.9 billion pre-money equity valuation of Better. On the same date, the Sponsor and Better agreed to defer the maturity date of the Pre-Closing Bridge Notes until September 30, 2023. In addition, under the Second Novator Letter Agreement, Better agreed to reimburse Aurora for one-half of its reasonable and documented fees and expenses in connection with regulatory matters arising out of or relating to the transactions contemplated by the Merger Agreement on or after the date thereof, in an aggregate amount not to exceed $2,500,000, structured in two tranches to be paid on each of June 1, 2023 and September 1, 2023. In addition, pursuant to the Second Novator Letter Agreement, the Sponsor has agreed to reimburse Aurora for reasonable and documented expenses incurred by Aurora in connection with the Business Combination, up a specified amount, to the extent such expenses are not otherwise subject to reimbursement by Better pursuant to the Merger Agreement.

On February 8, 2023, we repaid an aggregate principal amount of $2.4 million under the unsecured promissory note (as amended and restated on February 23, 2022, the “Note”) issued to the Sponsor (“Payee”) on May 10, 2021. After giving effect to this repayment, the amount outstanding under the Note is approximately $412,395.

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

On February 24, 2023, we held a combined annual and extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which Aurora had to complete a business combination from March 8, 2022 to September 30, 2022 (the “Extension”). In connection with the approval of the Extension, public shareholders elected to redeem an aggregate of 24,087,689 Class A ordinary shares and the Sponsor elected to redeem an aggregate of 1,663,760 Class A ordinary shares. As a result, an aggregate of $263,123,592 (or approximately $10.2178 per share) was released from the Trust Account to pay such shareholders and the Sponsor and 2,048,838 Class A ordinary shares were issued and outstanding at March 31, 2023.Also on February 24, 2023, Aurora, Merger Sub and Better entered into Amendment No. 5 to the Merger Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Merger Agreement) from March 8, 2023 to September 30, 2023.

Results of Operations

Our entire activity since inception through March 31, 2023 related to our formation, the preparation for our initial public offering (our “Initial Public Offering” or “IPO”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination and negotiating the transaction with Better, and maintaining our Company and SEC reporting. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023 and 2022, we had net gain (loss) of $(127,955) and $1,010,040, which consisted of a $(261,227) and $2,078,067 gain (loss) from changes in the fair value of derivative warrant liabilities, $1,963,928 and $23,262 earned interest on investments held in the trust account established in connection with the consummation of Company’s initial public offering (the “Trust Account”), $1,830,656 and $1,091,289 in general and administrative costs.

We classify the warrants issued in connection with our Initial Public Offering and the sale of the Novator Private Placement Units and the Private Placement Warrants (each as defined in Note 1, Description of Organization and Business Operations, to the financials statements contained in this Quarterly Report, to the accompanying financial statements) as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the three months ended March 31, 2023 and 2022, the change in fair value of warrants was a decrease of $261,227 and an increase of $2,078,067.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, as of March 31, 2023, we had a working capital deficiency of $16,435,857.

The net proceeds from (i) the sale of the units in the Initial Public Offering, after deducting offering expenses of $581,484 and underwriting commissions of $4,860,057 based on the underwriters’ partial exercise of their over-allotment option (excluding deferred underwriting commissions of $8,505,100); (ii) the sale of the private placement warrants for a purchase price of $1.50 which accounts for the underwriters’ partial exercise of their over-allotment option; and (iii) the Novator Private Placement Units equaled $278,002,870, which is held in the Trust Account and includes the deferred underwriting commissions described above. The proceeds held in the Trust Account were, since our IPO until February 24, 2023 held only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) in connection with the extraordinary general meeting held to approve the Extension, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and now hold all funds in the Trust Account in on-interest bearing cash and cash equivalents (i.e., in one or more bank accounts) until the earlier of the completion of a Business Combination or our liquidation.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay our income taxes, if any.

On February 24, 2023, we held a combined annual and extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which Aurora had to complete a business combination from March 8, 2023 to September 30, 2023 (the “Extension”). In connection with the approval of the Extension, public shareholders elected to redeem an aggregate of 24,087,689 Class A ordinary shares and the Sponsor elected to redeem an aggregate of 1,663,760 Class A ordinary shares. As a result, an aggregate of $263,123,592 (or approximately $10.2178 per share) was released from the Trust Account to pay such shareholders and the Sponsor and 2,048,838 Class A ordinary shares were issued and outstanding at March 31, 2023.Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used to repay such debt, as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, Aurora had $991,566 of cash held outside the Trust Account. The use of these funds is to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, prepare and make required securities filings, listing application and pay legal and professional fees.

We may have insufficient funds available to operate our business prior to the initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination or to fund certain other expenses (including officer expenses to the extent in excess of our estimates and expenses relating to payments due to one of our officers), our Sponsor or its affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. Should the Company’s operating costs, in relation to its proposed Business Combination, exceed the amounts still available and not currently drawn under the Note, the Sponsor shall increase the amount available under the Note to cover such costs, subject to an aggregate cap of $12,000,000. This amount would be reflective of estimated total costs of Aurora through May 15, 2024 in relation to the business combination, in the event the business combination is unsuccessful. The Note is non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by Aurora to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note.

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

On August 26, 2022, Aurora, Merger Sub and Better entered into Amendment No. 4 to the Merger Agreement whereby Better has also agreed to reimburse Aurora for reasonable transaction expenses as defined in the Merger Agreement, an aggregate amount not to exceed $15,000,000, structured in three tranches. Within five business days of the execution of Amendment No.4 to the Merger Agreement, Better paid Aurora the first tranche of $7,500,000 and, on February 6, 2023, Better paid Aurora the second tranche of $3,750,000, each as part of Better’s agreement to reimburse Aurora for transaction expenses as defined in the Merger Agreement. On April 4, 2023, Better transferred a third tranche of $3,750,000 (net of the accounts payable amount that was owed to a third party provider on behalf of Aurora). Further, on February 7, 2023, Aurora, the Sponsor and Better entered into the Second Novator Letter Agreement, whereby Better agreed to reimburse Aurora for one-half of its reasonable and documented fees and expenses in connection with regulatory matters arising out of or relating to the transactions contemplated by the Merger Agreement on or after the date thereof, in an aggregate amount not to exceed $2,500,000, structured in two tranches to be paid on each of June 1, 2023 and September 1, 2023.

The Company has treated the inflow of cash with an offsetting liability that is considered the Deferred Credit Liability within the financial statements, in the way relevant fees are repaid by the Company before the IPO as this cash was not a capital contribution from the Sponsor, but merely a reimbursement from Better for expenses paid by the Company. As the merger has not yet occurred as of March 31, 2023, Better will be responsible for handling the equity effect once the merger occurs and reduce the liability of the combined entity. In the event of the merger or liquidation, the liability will be extinguished on Company’s financial statements.

On February 24, 2023, Aurora, Merger Sub and Better entered into Amendment No. 5 to the Merger Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Merger Agreement) from March 8, 2023 to September 30, 2023.

In addition, pursuant to the Limited Waiver, the Sponsor has agreed to reimburse the Company for reasonable and documented expenses incurred by the Company in connection with the proposed Business Combination, up to the actual aggregate amount of Novator Private Placement Shares redeemed by it in connection with the Limited Waiver (the “Sponsor Redeemed Amount”), to the extent such expenses are not otherwise subject to reimbursement by Better pursuant to the Merger Agreement.

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

These amounts were estimates and differed materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the potential business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

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

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements - Going Concern, the Company has until September 30, 2023 to consummate a Business Combination. The Company’s mandatory liquidation date, if a Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These audited financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, Description of Organization and Business Operations, to the financials statements contained in this Quarterly Report, to the accompanying financial statements, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the allocated amount towards the Public Shares (in this case, not including the existing Novator Private Placement Shares) then on deposit in the Trust Account including the allocated interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

Related Party Transactions

On December 9, 2020, our Sponsor paid $25,000, or $0.004 per share, to cover certain offering and formation costs of the company in exchange for 5,750,000 shares of Class B ordinary shares (the “Founder Shares”). During February 2021, we effectuated a share dividend of 1,006,250 Class B ordinary shares and subsequently cancelled 131,250 Class B ordinary shares resulting in an aggregate of 6,625,000 founder shares being issued and outstanding. In March 2021, the Company effectuated a share dividend of 575,000. As of March 31, 2022, the total founder shares outstanding equaled 6,950,072 Class B ordinary shares due to the expiration of the 45 day window to exercise the full over-allotment, of which 249,928 Class B ordinary shares were cancelled. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering, the exercise of the underwriters’ over-allotment option, and the sale of the Novator Private Placement Units. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to our Company by the aggregate number of founder shares issued. If we increase or decrease the size of the offering we will effect a share dividend or a share contribution back to capital or other appropriate mechanism, as applicable, with respect to our Class B ordinary shares immediately prior to the consummation of the offering in such amount as to maintain the ownership of our initial shareholders at 20.0% of our issued and outstanding ordinary shares upon the consummation of this offering and the Novator private placement.

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

On February 23, 2023, Aurora, the Sponsor, certain individuals, each of whom is a member of our board of directors and/or management team (the “Insiders”), and Better entered into a limited waiver (the “Limited Waiver”) to the Amended and Restated Letter Agreement (the “A&R Letter Agreement”), dated as of May 10, 2021, by and among us, the Sponsor and the Insiders. In the A&R Letter Agreement, the Sponsor and each Insider waived, with respect to any shares of Capital Stock (as defined in the A&R Letter Agreement) held by it, him or her, if any, any redemption rights it, he or she may have in connection with (i) a shareholder vote to approve the Business Combination (as defined in the A&R Letter Agreement), or (ii) a shareholder vote to approve certain amendments to the Company’s amended and restated articles of association (the “Redemption Restriction”).

Pursuant to the Limited Waiver, the Company and the Insiders agreed to waive the Redemption Restriction as it applies to the Sponsor to the limited extent required to allow the redemption of up to an aggregate of $17 million worth of Novator Private Placement Shares held by the Sponsor in connection with the shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association held on February 24, 2023. The Limited Waiver resulted in 1,663,760 Class A ordinary shares being reclassed from permanent to temporary equity. This resulted in an increase of temporary equity by $16,999,995 and a corresponding reduction of Class A Ordinary Share, Additional Paid in Capital, and Accumulated Deficit of $166, $16,637,434, and 362,395 respectively. These shares were subsequently redeemed as described below.

Additionally, on February 23, 2022, our Sponsor amended the Note to increase the aggregate principal amount of the Note to $4,000,000 to be used for a portion of the expenses of our Initial Public Offering. As of March 31, 2023, $412,395 was outstanding under the Note and due to the Sponsor. Pursuant to a letter commitment from the Sponsor in relation to the Note dated April 24, 2023, should the Company’s operating costs, in relation to its proposed Business Combination, exceed the amounts still available and not currently drawn under the Note, the Sponsor shall increase the amount available under the Note to cover such costs, subject to an aggregate cap of $12,000,000.

On October 15, 2021, Merger Sub entered into a Director’s Services Agreement (the “DSA”) by and among Merger Sub, Caroline Jane Harding, and the Company, effective as of May 10, 2021. On October 29, 2021, the DSA was amended, and the amended DSA was ratified by the Compensation Committee on November 3, 2021. Under the terms of the DSA, Ms. Harding is to provide services to Merger Sub, which include acting as a non-executive director and president and secretary of Merger Sub. Ms. Harding will receive $50,000 in annual payments (and in certain circumstances an incremental hourly fee of $500). For the three months ended March 31, 2023 and 2022, the Company recognized no expense related to the amended DSA. As of March 31, 2023 and December 31, 2022, there were no unpaid amounts related to the amended DSA.

In addition, our Company remunerates Ms. Harding $10,000 per month for professional services rendered to our Company in her role as chief financial officer and $15,000 per year and an incremental hourly fee of $500 in certain circumstances for her service on our board of directors. Additionally, in contemplation of her services to Aurora, Ms. Harding received a $50,000 payment on March 21, 2021, and was entitled to receive a $75,000 payment on March 21, 2023, which was paid on April 11, 2023. As of March 31, 2023 and December 31, 2022, $85,000 and $87,875 was accrued, respectively, and for both the three months ended March 31, 2023 and 2022, $105,000 and $30,000 was expensed for these services, respectively. If we do not have sufficient funds to make the payments due to Ms. Harding as set forth herein professional services provided by her, we may borrow funds from our sponsor or an affiliate of the initial shareholders or certain of our directors and officers to enable us to make such payments.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus, as we have conducted no operations to date.

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

Accordingly, at March 31, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet. The Sponsor and the Company’s directors and officers have agreed to waive their redemption rights with respect to any Founder Shares, Novator Private Placement Shares and Public Shares held by them in connection with the completion of the business combination.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted-average number of shares of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 212,598 and 24,300,287 Class A ordinary shares subject to possible redemption on March 31, 2023 and December 31, 2022, respectively, have been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Aurora has not considered the effect of the warrants sold in our initial public offering (including the consummation of the over-allotment units) and private placement to purchase an aggregate of 11,523,444 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

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

Derivative Warrant Liabilities

The Company’s 6,075,050 public warrants and the 5,448,372 private warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Company’s public warrants issued in connection with our initial public offering was initially measured at fair value using a combination of Monte Carlo and Binomial Lattice models. The fair value of the Company’s private warrants issued in connection with our initial public offering was initially measured at fair value using a Black-Scholes Option Pricing Model and subsequently, the fair value of the Company’s private warrants has been estimated using a Black-Scholes Option Pricing Model each measurement date. The fair value of the Company’s public warrants issued in connection with our initial public offering has subsequently been measured based on the listed market price of such Company’s public warrants.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s: (i) accounting for complex financial instruments and unusual transactions, including in connection with the classification of the underwriters’ over-allotment option; and (ii) reconciliations surrounding expenses paid by related parties and accounts payable. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Remediation Efforts to Address Previously Identified Material Weaknesses in Internal Control over Financial Reporting

As described in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2022, in connection with the preparation of our financial statements as of and for the fiscal year December 31, 2022, management identified errors in certain of its historical financial statements related to the accounting for complex financial instruments and unusual transactions, including the accounting of the underwriters’ over-allotment option, and reconciliations surrounding expenses paid by related parties and accounts payable. These material weaknesses resulted in the restatement of our previously issued financial statements as of and for the fiscal year ended December 31, 2021 and the quarterly periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (collectively, the “Affected Periods”) to, among other things, report the reconciliations surrounding expenses. As a result, on April 17, 2023, the Company restated its: (i) Annual Report on Form 10-K for the year ended December 31, 2021, originally filed on March 25, 2022, on Form 10-K/A; and (ii) the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, originally filed on November 15, 2021, May 16, 2022, August 15, 2022 and November 14, 2022, respectively, on a Form 10-Q/A for each quarterly period.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors, except as noted below, since we last reported under Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

On April 24, 2023, we received the Notice from the Listing Qualifications department of Nasdaq notifying the Company that the Company no longer meets the minimum 500,000 publicly held shares required for continued listing on The Nasdaq Capital Market pursuant to Public Float Standard (provided for in Nasdaq Listing Rule 5550(a)(4)). The Notice states that the Company has until June 8, 2023 to provide Nasdaq with a specific plan to achieve and sustain compliance with all The Nasdaq Capital Market listing requirements, including the time frame for completion of this plan. The Company intends to provide Nasdaq with the Company’s plan to meet the Public Float Standard within the required timeframe and will evaluate available options to regain compliance with the Nasdaq continued listing standards, including potential arrangements to be made in connection with the Merger Agreement (as amended) with Better. We cannot assure you that we will be able to regain compliance with the Nasdaq continued listing requirements, including the Public Float Standard, or that our securities will continue to be listed on Nasdaq.

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

3.2

Extension Amendment, dated February 24, 2023, to the Amended and Restated Memorandum and Articles of Association of Aurora Acquisition Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40143) filed on March 2, 2023).

3.3

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

3.5

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

10.1

Letter Agreement, dated February 7, 2023 by and among Aurora Acquisition Corp., Better HoldCo, Inc., and Novator Capital Sponsor Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40143) filed on February 8, 2023).

10.2

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

AURORA ACQUISITION CORP.

Date: May 12, 2023		/s/ Arnaud Massenet
	Name:	Arnaud Massenet
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023		/s/ Caroline Harding
	Name:	Caroline Harding
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)