Form 10-Q
period 2023-06-30
Aurora Acquisition Corp.
filed 2023-08-04
CIK 1835856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, there were 2,048,838 Class A ordinary shares and 6,950,072 Class B ordinary shares of the registrant issued and outstanding.

AURORA ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

AURORA ACQUISITION CORP.

UNAUDITED AND AUDITED CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$1,228,847	$285,307
Accounts Receivable	1,250,000	—
Prepaid expenses and other current assets	75,959	133,876
Total Current Assets	2,554,806	419,183
Cash held in Trust Account	21,317,257	282,284,619
Total Assets	$23,872,063	$282,703,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued offering costs	$3,604,839	$4,711,990
Related party loans	412,395	2,812,395
Deferred credit liability	16,250,000	7,500,000
Total Current Liabilities	20,267,234	15,024,385
Warrant Liability	480,601	472,512
Total Liabilities	20,747,835	15,496,897

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 212,598 and 24,300,287 shares at redemption value of $10.36 and $10.15 per share as of June 30, 2023 and December 31, 2022	2,201,612	246,628,487
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,836,240 and 3,500,000 shares issued and outstanding (excluding 212,598 and 24,300,287 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022	184	350
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,950,072 and 6,950,072 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	695	695
Additional paid-in capital	54,851	18,389,006
Retained earnings	866,886	2,188,367
Total Shareholders’ Equity	922,616	20,578,418
Total Liabilities and Shareholders’ Equity	$23,872,063	$282,703,802

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2023 AND JUNE 30, 2022

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$1,836,939	$2,630,587	$3,667,595	$3,721,876
Loss from operations	(1,836,939)	(2,630,587)	(3,667,595)	(3,721,876)
Other income (expense):
Interest earned on marketable securities held in Trust Account	192,302	420,489	2,156,230	443,751
Change in fair value of warrants	253,138	3,813,346	(8,089)	5,891,413
Gain on deferred underwriting fee	—	182,658	—	182,658
Gain on extinguishment of debt	560,368	—	560,368	—
Net income (loss)	$(831,131)	$1,785,906	$(959,086)	$2,795,946
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	212,598	24,300,287	7,541,254	24,300,287
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$(0.09)	$0.05	$(0.06)	$0.08
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	8,786,372	10,450,072	9,282,724	10,450,072
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$(0.09)	$0.05	$(0.06)	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2023 AND JUNE 30, 2022

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance - January 1, 2023	3,500,000	$350	6,950,072	$695	$18,389,006	$2,188,367	$20,578,418
Interest adjustment to redemption value	—	—	—	—	(1,676,767)	—	(1,676,767)
Redemption of Class A ordinary shares	(1,663,760)	(166)	—	—	(16,637,434)	(362,395)	(16,999,995)
Net loss	—	—	—	—	—	(127,955)	(127,955)
Balance - March 31, 2023	1,836,240	$184	6,950,072	$695	$74,805	$1,698,017	$1,773,701
Remeasurement for Class A ordinary shares subject to redemption amount	—	—	—	—	(19,954)	—	(19,954)
Net loss	—	—	—	—	—	(831,131)	(831,131)
Balance - June 30, 2023	1,836,240	$184	6,950,072	$695	$54,851	$866,886	$922,616

	Class A		Class B				Total
	Ordinary		Ordinary		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity
Balance - January 1, 2022	3,500,000	$350	6,950,072	$695	$13,692,181	$(6,547,175)	$7,146,051
Net income	—	—	—	—	—	1,010,040	1,010,040
Balance - March 31, 2022	3,500,000	$350	6,950,072	$695	$13,692,181	$(5,537,135)	$8,156,091
Remeasurement for Class A ordinary shares subject to redemption amount	—	—	—	—	(287,884)	—	(287,884)
Derecognition of deferred underwriting fee	—	—	—	—	8,322,442	—	8,322,442
Net income	—	—	—	—	—	1,785,906	1,785,906
Balance - June 30, 2022	3,500,000	$350	6,950,072	$695	$21,726,739	$(3,751,229)	$17,976,555

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2023 AND JUNE 30, 2022

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(959,086)	$2,795,946
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,156,230)	—
Change in fair value of warrant liability	8,089	(5,891,413)
Gain on deferred underwiting fee	—	(182,658)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	57,917	202,299
Accounts receivable	(1,250,000)	502,956
Accounts payable and accrued offering costs	(1,107,150)	2,114,151
Deferred credit liability	8,750,000	—
Net cash provided by (used in) operating activities	3,343,540	(458,719)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(443,751)
Cash withdrawn from Trust Account in connection with redemption	263,123,592	—
Net cash provided by (used in) investing activities	263,123,592	(443,751)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	900,100
Repayment of promissory note – related party	(2,400,000)	—
Redemption of Class A ordinary shares	(263,123,592)	—
Net cash provided by (used in) financing activities	(265,523,592)	900,100

Net Change in Cash	943,540	(2,370)
Cash — Beginning of period	285,307	37,645
Cash — End of period	$1,228,847	$35,275

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Adjustment to redemption value	16,999,995	287,884
Deferred underwriting fee payable	—	8,322,442

The accompanying notes are an integral part of the unaudited condensed financial statements.

AURORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2023

AURORA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of May 10, 2021, the Company entered into an Agreement and Plan of Merger (as subsequently amended, the “Merger Agreement”) with Aurora Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Better HoldCo, Inc., a Delaware corporation (“Better”). All activity for the period from October 7, 2020 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and activities in connection with entering into the Merger Agreement. Since our Initial Public Offering, our only costs have been identifying a target for our initial Business Combination, negotiating the transaction with Better, and maintaining our Company and SEC reporting. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses incurred by conducting due diligence on prospective Business Combination candidates, including Better.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,500,000 private placement units (the “Novator Private Placement Units”), consisting of one Class A ordinary shares (the “Novator Private Placement Shares”) and one-quarter of one redeemable warrant (each whole warrant exercisable for one Class A ordinary share) (the “Novator Private Placement Warrants”), at a price of $10.00 per Novator Private Placement Unit in a private placement to Novator Capital Sponsor Ltd. (the “Sponsor”), an affiliate of Novator Capital Ltd., directors, and executive officers of the Company, generating gross proceeds of $35,000,000. In addition, the Company consummated the sale of 4,266,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor and certain of the Company’s directors and executive officers, generating gross proceeds of $6,400,000, which is described in Note 3.

Transaction costs amounted to $13,946,641 consisting of $4,860,057 of underwriting fees, $8,505,100 of deferred underwriting fees (see Note 5) and $581,484 of other offering costs.

Following the closing of Aurora’s Initial Public Offering on March 8, 2021, an amount equal to $255,000,000 ($10.00 per unit) (see Note 6) from the proceeds from Aurora’s Initial Public Offering and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”). Additionally, the cash held in the Trust Account is comprised of the gross proceeds from the Initial Public Offering of $220,000,000, $23,002,870 from the gross proceeds of the partial exercise of the Underwriters over-allotment option, $35,000,000 from 3,500,000 units at a price $10.00 per unit and interest income earned on the trust account funds since its establishement, including interest income of $2,156,230 for the six months ended June 30, 2023. As of June 30, 2023, funds in the Trust Account totaled approximately $21,317,257 and, since on or about February 24, 2023 are held in a cash and cash equivalents account that will likely receive minimal, if any, interest, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

Following the February 2023 liquidation of the assets in the Trust Account, we have and will continue to receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government treasury obligations or money market funds. The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares, with the exception of the Founder Shares (as defined below) and Novator Private Placement Shares, upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval in connection with a Business Combination, it will need to receive an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company (assuming a quorum is present). If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote their Class B ordinary shares (the “Founder Shares”), Novator Private Placement Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination (although they have not waived rights to liquidating distributions from the trust account with respect to any Class A ordinary shares it or they hold if Aurora fails to consummate a Business Combination within the required period). However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor and the Company’s directors and officers have agreed (a) to waive their redemption rights with respect to any Founder Shares, Novator Private Placement Shares and Public Shares held by them in connection with the completion of a Business Combination (although they have not waived rights to liquidating distributions from the trust account with respect to any Class A ordinary shares it or they hold if Aurora fails to consummate a Business Combination within the required period) and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

Recent Developments

On August 26, 2022, Aurora, Better and the Sponsor entered into a letter agreement (the “First Novator Letter Agreement”) to, among other things, defer the maturity date of the Pre-Closing Bridge Notes (as defined below) held by the Sponsor to March 8, 2023, subject to SoftBank consenting to extending the maturity of its Pre-Closing Bridge Notes accordingly. On February 7, 2023, Aurora, Better and the Sponsor entered into a letter agreement (the “Second Novator Letter Agreement”) to defer the maturity date of the Pre-Closing Bridge Notes held by the Sponsor until September 30, 2023. Furthermore, pursuant to the Second Novator Letter Agreement, subject to Better receiving requisite approval therefor (which Better has agreed to use reasonable best efforts to obtain), the parties agreed that, if the proposed Business Combination has not been consummated by the maturity date of the Pre-Closing Bridge Note, the Sponsor will have the option, without limiting its rights under the Pre-Closing Bridge Note Purchase Agreement (as defined below) to alternatively exchange its Pre-Closing Bridge Notes on or before the maturity date as follows: (x) for a number of shares of Better preferred stock at a conversion price that represents a 50% discount to the $6.9 billion pre-money equity valuation of Better or (y) for a number of shares of the Company’s Class B common stock at a price per share that represents a 75% discount to the $6.9 billion pre-money equity valuation of Better. In addition, under the Second Novator Letter Agreement, Better agreed to reimburse Aurora for one-half of its reasonable and documented fees and expenses in connection with regulatory matters arising out of or relating to the transactions contemplated by the Merger Agreement on or after the date thereof, in an aggregate amount not to exceed $2,500,000, structured in two tranches to be paid on each of June 1, 2023 and September 1, 2023. As of June 30, 2023, Better has not yet reimbursed the first payment due on June 1, 2023 in the amount of $1,250,000, so Aurora has a receivable of $1,250,000.

On January 9, 2023, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company failed to hold an annual meeting of shareholders within 12 months after its fiscal year ended December 31, 2021, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), Aurora submitted a plan to regain compliance on February 17, 2023. We believe the combined annual and extraordinary general meeting the Company held on February 24, 2023 satisfied this requirement under Nasdaq Listing Rules.

On February 8, 2023, the Company repaid an aggregate principal amount of $2.4 million under the unsecured promissory note (as amended and restated on February 23, 2022, the “Note”) issued to the Sponsor (“Payee”) on May 10, 2021 and as amended and restated on February 23, 2022. After giving effect to this repayment, the amount outstanding under the Note is $412,395. As of June 30, 2023, the amount outstanding under the Note was $412,395.

On February 24, 2023, we held a combined annual and extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which Aurora had to complete a business combination from March 8, 2023 to September 30, 2023 (the “Extension”). In connection with the approval of the Extension, public shareholders elected to redeem an aggregate of 24,087,689 Class A ordinary shares and the Sponsor elected to redeem an aggregate of 1,663,760 Class A ordinary shares. As a result, an aggregate of $263,123,592 (or approximately $10.2178 per share) was released from the Trust Account to pay such shareholders and the Sponsor and 2,048,838 Class A ordinary shares were issued and outstanding as of June 30, 2023.

Also on February 24, 2023, Aurora, Merger Sub and Better entered into Amendment No. 5 to the Merger Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Merger Agreement) from March 8, 2023 to September 30, 2023.

On April 24, 2023, the Company received a further letter (the “Public Float Notice”) from the Listing Qualifications department of Nasdaq notifying us that Aurora no longer meets the minimum 500,000 publicly held shares required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (the “Public Float Standard”). The Public Float Notice required that the Company provide Nasdaq with a specific plan to achieve and sustain compliance with all Nasdaq listing requirements, including the time frame for completion of this plan, by June 8, 2023. The Public Float Notice is only a notification of deficiency, not of imminent delisting, and has no immediate effect on the listing or trading of Aurora’s securities on the Nasdaq. On June 8, 2023, the Company provided to Nasdaq our plan to meet the Public Float Standard, including actions to be taken with respect to the Business Combination, and will continue to evaluate available options to regain compliance with the Nasdaq continued listing standards. On June 20, 2023, the Company received a response from Nasdaq confirming that the Company had been granted an extension to regain compliance with the Public Float Standard. The Company must now file with the SEC and Nasdaq, on or before October 3, 2023, a public document containing the Company’s then current total shares outstanding and a beneficial ownership table in accordance with SEC proxy rules. In the event that the Company does not satisfy such terms, Nasdaq may provide written notification that the Company’s securities will be delisted and we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

On June 21, 2023, the Company received an additional letter (the “MVLS Notice”) from the Listing Qualifications department of Nasdaq notifying the Company that, for the prior 30 consecutive business days, Aurora’s Market Value of Listed Securities (“MVLS”) with respect to Aurora Class A ordinary shares was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”). The Company has 180 calendar days from the date of the MVLS Notice (the “Compliance Period”), or until December 18, 2023, to regain compliance with the Market Value Standard. The MVLS Notice states that if, at any time during the Compliance Period, the market value of Aurora’s Class A ordinary shares closes at a value of at least $35 million for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed. The MVLS Notice is only a notification of deficiency, not of imminent delisting, and has no immediate effect on the listing or trading of Aurora’s securities on The Nasdaq Capital Market. The Company intends to monitor the Company’s MVLS and may, if appropriate, consider implementing available options to regain compliance with the Market Value Standard.

On June 23, 2023, the Company, Merger Sub and Better entered into Amendment No. 6 (“Amendment No. 6”) to the Merger Agreement, which amended the Proposed Form of Certificate of Incorporation upon Domestication at Exhibit A to the Merger Agreement to implement a corrective change to the authorized share capital of the combined company. Specifically, the Form of Certificate of Incorporation was amended in order to: (i) increase the total number of shares of all classes of stock that the combined company will have authority to issue from 3,250,000,000 to 3,400,000,000; (ii) increase the number of shares of Class A common stock that the combined company will have authority to issue from 1,750,000,000 to 1,800,000,000; and (iii) increase the number of shares of Class B common stock that the combined company will have authority to issue from 600,000,000 to 700,000,000.

On or around July 11, 2023, a vendor and legal advisor to the Company agreed to reduce total fees then due from the Company by approximately $560,000 to $350,000. The Company had previously paid the advisor an aggregate of approximately $2 million for services provided, and immediately prior to the adjustment the Company had a balance outstanding of approximately $910,000, therefore reducing the fees by approximately $560,000. The services were provided during current and prior periods, including the quarter ended June 30, 2023. The vendor has neither received financial nor non-financial benefits in exchange for the reduction in fees. The Company recorded debt extinguishment of the liability as well as recognized a gain in the current period related to the debt extinguishment in the amount of approximately $560,000.

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

Liquidity and Management’s Plan

As of June 30, 2023, the Company had $1,228,847 in its operating bank account, and a working capital deficit of $17,712,429.

On August 26, 2022, Aurora entered into Amendment No. 4 (“Amendment No. 4”) to the Merger Agreement, by and among, Aurora, Merger Sub and Better. Pursuant to Amendment No. 4, the parties agreed to extend the Agreement End Date (as defined in the Merger Agreement) to March 8, 2023. Pursuant to Amendment No. 4, Better agreed to reimburse the Company, for reasonable transaction expenses as defined in the Merger Agreement, up to an aggregate amount not to exceed $15,000,000. As of June 30, 2023, $11,250,000 had been received in two tranches from Better, and, on April 4, 2023, Better transferred the third tranche of $3,750,000 (net of the accounts payable amount that was owed to a third party provider on behalf of Aurora), each as part of Better’s agreement to reimburse Aurora for transaction expenses as defined in the Merger Agreement.

In addition, under the Second Novator Letter Agreement, Better agreed to reimburse Aurora for one-half of its reasonable and documented fees and expenses in connection with regulatory matters arising out of or relating to the transactions contemplated by the Merger Agreement on or after the date thereof, in an aggregate amount not to exceed $2,500,000, structured in two tranches to be paid on each of June 1, 2023 and September 1, 2023. As of June 30, 2023, Better has not yet reimbursed the first payment due on June 1, 2023 in the amount of $1,250,000, so Aurora has a receivable of $1,250,000.

In addition, the Company issued the Note to the Sponsor (“Payee”) pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000. Should the Company’s operating costs, in relation to its proposed Business Combination, exceed the amounts still available and not currently drawn under the promissory note, the Sponsor shall increase the amount available under the Note to cover such costs, subject to an aggregate cap of $12,000,000. This amount was reflective of estimated total costs of the Company through August 15, 2024. As of June 30, 2023, the amount outstanding under the Note was $412,395.

In addition, as consideration for the Limited Waiver, the Sponsor agreed to reimburse the Company for reasonable and documented expenses incurred by the Company in connection with the proposed Business Combination, up to the actual aggregate amount of Novator Private Placement Shares redeemed by the Sponsor in connection with the Limited Waiver (the “Sponsor Redeemed Amount”), to the extent such expenses are not otherwise subject to reimbursement by Better pursuant to the Merger Agreement.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

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

On June 22, 2022, Barclays Capital Inc. (“Barclays”), resigned from its role as underwriter and financial advisor to Aurora. In connection with such resignation, Barclays waived their entitlement to certain fees which would be owed upon completion of the proposed Business Combination, which was comprised of approximately $8.5 million as a deferred underwriting fee and financial advisory fee. Accordingly, the Company derecognized the liability for the deferred underwriting and financial advisory fee in the quarter ending June 30, 2022 that was accrued as of December 31, 2021. As of June 30, 2023, there is no liability for the deferred underwriting or financial advisory fee.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption would be classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Class A ordinary shares subject to possible redemption
Class A ordinary shares subject to redemption – December 31, 2022	$246,628,487
Plus:
Reclass of permanent equity to temporary equity	16,999,995
Interest adjustment to redemption value	1,676,767
Less:
Shares redeemed by public	(246,123,596)
Shares redeemed by Sponsor	(16,999,995)
Class A ordinary shares subject to redemption – March 31, 2023	$2,181,658
Adjustment to redemption value	19,954
Class A ordinary shares subject to redemption – June 30, 2023	$2,201,612

Warrant Liability

At June 30, 2023 and December 31, 2022, there were 6,075,049 and 6,075,050 Public Warrants outstanding, respectively, and 5,448,372 Private Placement Warrants outstanding (including warrants included in the Novator Private Placement Units). The Company accounts for the Public Warrants and Private Placement Warrants (including warrants included in the Novator Private Placement Units) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the Warrants sold in the Public Offering and Private Placement Warrants to purchase an aggregate of 11,523,421 shares in the calculation of diluted loss per share in connection with the Novator Private Placement Units, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

	Three Months Ended
	June 30, 2023	June 30, 2022
Class A Common Stock subject to possible redemption
Numerator: Earnings (losses) attributable to Class A Common Stock subject to possible redemption	$(19,635)	$1,248,851
Net earnings (losses) attributable to Class A Common Stock subject to possible redemption	$(19,635)	$1,248,851

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	212,598	24,300,287
Basic and diluted net income (loss) per share, Class A Common Stock subject to possible redemption	$(0.09)	$0.05

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income (loss) minus net earnings
Net income (loss)	$(811,496)	$537,055
Less: Net earnings (losses) attributable to Class A Common Stock subject to possible redemption	—	—
Non-redeemable net income (loss)	$(811,496)	$537,055

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	8,786,312	10,450,072
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$(0.09)	$0.05

	Six Months Ended
	June 30, 2023	June 30, 2022
Class A Common Stock subject to possible redemption
Numerator: Earnings (losses) attributable to Class A Common Stock subject to possible redemption	$(429,904)	$1,955,153
Net earnings (losses) attributable to Class A Common Stock subject to possible redemption	$(429,904)	$1,955,153

Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	7,541,254	24,300,287
Basic and diluted net income (loss) per share, Class A Common Stock subject to possible redemption	$(0.06)	$0.08

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income (loss) minus net earnings
Net income (loss)	$(529,182)	$840,793
Less: Net earnings (losses) attributable to Class A Common Stock subject to possible redemption	—	—
Non-redeemable net income (loss)	$(529,182)	$840,793

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,282,724	10,450,072
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B Common Stock	$(0.06)	$0.08

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

In connection with the execution of the Merger Agreement, the Sponsor entered into a letter agreement (the “Sponsor Agreement”) with Aurora on November 9, 2021, pursuant to which the Sponsor will forfeit upon closing 50% of its Aurora private placement warrants and 20% of the Better Home & Finance Class A common stock retained by the Sponsor as of the Closing will become subject to transfer restrictions, contingent upon the price of Better Home & Finance Class A common stock exceeding certain thresholds (“Sponsor Locked-Up Shares”).

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

On February 24, 2023, we held a combined annual and extraordinary general meeting pursuant to which the Company’s shareholders approved the Extension. In connection with the approval of the Extension, public shareholders elected to redeem an aggregate of 24,087,689 Class A ordinary shares and the Sponsor elected to redeem an aggregate of 1,663,760 Class A ordinary shares. As a result, an aggregate of $263,123,592 (or approximately $10.2178 per share) was released from the Trust Account to pay such shareholders and the Sponsor and 2,048,838 Class A ordinary shares were issued and outstanding at June 30, 2023.

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

Director Services Agreement and Director Compensation

On October 15, 2021, Merger Sub entered into a Director’s Services Agreement (the “DSA”) by and among Merger Sub, Caroline Jane Harding, and the Company, effective as of May 10, 2021. On October 29, 2021, the DSA was amended, and the amended DSA was ratified by the Compensation Committee on November 3, 2021. Under the terms of the DSA, Ms. Harding is to provide services to Merger Sub, which include acting as a non-executive director and president and secretary of Merger Sub. Ms. Harding will receive $50,000 in annual payments (and in certain circumstances an incremental hourly fee of $500). In addition, the Company remunerates Ms. Harding $10,000 per month for professional services rendered to our Company in her role as chief financial officer and $15,000 per year and an incremental hourly fee of $500 in certain circumstances for her service on our board of directors. Additionally, in contemplation of her services to Aurora, Ms. Harding received a $50,000 payment on March 21, 2021, and was entitled to receive a $75,000 payment on March 21, 2023, which was paid on April 11, 2023. As of June 30, 2023 and December 31, 2022, $300,000 and $87,875 was accrued, respectively, and as of June 30, 2023 and 2022, $492,500 and $117,500 was expensed for above services, respectively. If we do not have sufficient funds to make the payments due to Ms. Harding as set forth herein professional services provided by her, we may borrow funds from our sponsor or an affiliate of the initial shareholders or certain of our directors and officers to enable us to make such payments.

Related Party Merger Agreement

On May 10, 2021, the Company entered into the Merger Agreement, by and among the Company, Merger Sub, and Better, relating to, among other things, (i) each of the mergers of (x) Merger Sub, with and into Better, with Better surviving the merger as a wholly owned subsidiary of Aurora (the “First Merger”), and (y) Better with and into Aurora, with Aurora surviving the merger (together with the First Merger, the “Mergers”), and (ii) as a condition to the effectiveness of the Mergers, the proposal of the Company to change its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and domesticating as a Delaware corporation pursuant to Section 388 of the General Corporation Law of the State of Delaware (the “Domestication”), subject to the approval thereof by the shareholders of the Company.

On October 27, 2021, Aurora entered into Amendment No. 1 (“Amendment No. 1”) to the Merger Agreement, by and among Aurora, Merger Sub and Better. Pursuant to Amendment No. 1, the parties agreed to, among other things, (i) eliminate the reference to a letter of transmittal in the exchange procedures provisions of the Merger Agreement and (ii) amend the proposed form of Certificate of Incorporation of Better Home & Finance Holding Company to include the lock-up provision applicable to stockholders that beneficially owned greater than 1% of Better capital stock as of the execution date of the Merger Agreement that was previously contemplated to be included in a letter of transmittal.

On November 9, 2021, Aurora entered into Amendment No. 2 (“Amendment No. 2”) to the Merger Agreement, by and among, Aurora, Merger Sub and Better. Amendment No. 2 includes a further amendment to the proposed form of Certificate of Incorporation of Better Home & Finance Holding Company to eliminate the lock-up provision that was applicable to stockholders that beneficially owned greater than 1% of Better capital stock as of the execution date of the Merger Agreement that have not already signed the Better Holder Support Agreement (as defined in the Merger Agreement).

On November 30, 2021, Aurora entered into Amendment No. 3 (“Amendment No. 3”) to the Merger Agreement, by and among, Aurora, Merger Sub and Better. Pursuant to Amendment No. 3, among other things, the parties (i) adjusted the mix of consideration to be received by stockholders of Better, (ii) extended the outside date pursuant to which the parties may elect to terminate the Merger Agreement in accordance with its terms from February 12, 2022 to September 30, 2022 (subject to extensions relating to specified regulatory approvals), and (iii) provided for certain additional amendments consistent with the foregoing changes and changes contemplated by certain other documents previously described and filed by Aurora in its Current Report on Form 8-K on December 2, 2021, including a bridge note purchase agreement, amendments to certain existing subscription agreements, and termination of the redemption subscription agreement, all as described therein.

On August 26, 2022, Aurora entered into Amendment No. 4 by and among, Aurora, Merger Sub and Better. Pursuant to Amendment No. 4,  the parties agreed to extend the Agreement End Date (as defined in the Merger Agreement) to March 8, 2023.

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

The Company has treated the inflow of cash with an offsetting liability that is considered the Deferred Credit Liability within the financial statements, in the way relevant fees are repaid by the Company before the IPO as this cash was not a capital contribution from the Sponsor, but merely a reimbursement from Better for expenses paid by the Company. As the merger has not yet occurred as of June 30, 2023, Better will be responsible for handling the equity effect once the merger occurs and reduce the liability of the combined entity. In the event of the merger or liquidation, the liability will be extinguished on Company’s financial statements.

In addition, on February 7, 2023, Aurora, the Sponsor and Better entered into the Second Novator Letter Agreement, whereby Better agreed to reimburse Aurora for one-half of its reasonable and documented fees and expenses in connection with regulatory matters arising out of or relating to the transactions contemplated by the Merger Agreement on or after the date thereof, in an aggregate amount not to exceed $2,500,000, structured in two tranches to be paid on each of June 1, 2023 and September 1, 2023. As of June 30, 2023, Better has not yet reimbursed the first payment due on June 1, 2023 in the amount of $1,250,000, so Aurora has a receivable of $1,250,000.

On February 24, 2023, Aurora, Merger Sub and Better entered into Amendment No. 5 to the Merger Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Merger Agreement) from March 8, 2023 to September 30, 2023.

On June 23, 2023, Aurora, Merger Sub and Better entered into Amendment No. 6, which amended the Proposed Form of Certificate of Incorporation upon Domestication at Exhibit A to the Merger Agreement to implement a corrective change to the authorized share capital of the combined company. Specifically, the Form of Certificate of Incorporation was amended in order to: (i) increase the total number of shares of all classes of stock that the combined company will have authority to issue from 3,250,000,000 to 3,400,000,000; (ii) increase the number of shares of Class A common stock that the combined company will have authority to issue from 1,750,000,000 to 1,800,000,000; and (iii) increase the number of shares of Class B common stock that the combined company will have authority to issue from 600,000,000 to 700,000,000.

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

On February 23, 2022, the Note was again amended and restated pursuant to which Aurora could borrow an aggregate principal amount of to $4,000,000. Should the Company’s operating costs, in relation to its proposed Business Combination, exceed the amounts still available and not currently drawn under the Note, the Sponsor shall increase the amount available under the Note to cover such costs, subject to an aggregate cap of $12,000,000. This amount was reflective of estimated total costs of the Company through August 15, 2024 in relation to the Business Combination, in the event the Business Combination is unsuccessful. In the event that the Company does not consummate a Business Combination by September 30, 2023, we can seek a further extension, provided we have our shareholder approval.

On February 8, 2023, we repaid an aggregate principal amount of $2.4 million under the Note. After giving effect to this repayment, the amount outstanding under the Note is $412,395. As of June 30, 2023 and December 31, 2022 the amount outstanding under the Note was $412,395 and $2,812,395, respectively.

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

On June 22, 2022, Barclays, resigned from its role as underwriter and financial advisor to Aurora In connection with such resignation, Barclays waived their entitlement to certain fees which would be owed upon completion of the proposed Business Combination, which was comprised of approximately $8.5 million as a deferred underwriting fee and financial advisory fee. Accordingly, the Company derecognized the liability for the deferred underwriting and financial advisory fees in the quarter ending June 30, 2022 that was accrued as of December 31, 2021. As of June 30, 2023, there is no liability for the deferred underwriting or financial advisory fee.

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

In the second quarter of 2022, Aurora received a voluntary request for documents from the Division of Enforcement of the SEC indicating that it is conducting an investigation relating to Aurora and Better to determine if violations of the federal securities laws have occurred. The SEC requested that Better and Aurora provide the SEC with certain information and documents.On August 3, 2023, SEC staff informed Aurora and Better that they have concluded the investigation and that they do not intend to recommend an enforcement action against Aurora or Better. This notice from the SEC staff was provided under the guidelines set forth in the final paragraph of Securities Act Release No. 5310.

NOTE 6. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30,2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share.

On February 23, 2023, Aurora, the Sponsor, certain individuals, each of whom is a member of our board of directors and/or management team (the “Insiders”), and Better entered into a limited waiver (the “Limited Waiver”) to the Amended and Restated Letter Agreement (the “A&R Letter Agreement”) dated as of May 10, 2021, by and among us, the Sponsor and the Insiders. In the A&R Letter Agreement, the Sponsor and each Insider waived, with respect to any shares of Capital Stock (as defined in the A&R Letter Agreement) held by it, him or her, if any, any redemption rights it, he or she may have in connection with (i) a shareholder vote to approve the Business Combination (as defined in the A&R Letter Agreement), or (ii) a shareholder vote to approve certain amendments to the Company’s amended and restated articles of association (the “Redemption Restriction”).

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

The Company held a combined annual and extraordinary general meeting on February 24, 2023, pursuant to which the Company’s shareholders approved the Extension. In connection with approval of the Extension, public shareholders redeemed an aggregate of 24,087,689 Class A ordinary shares and the Sponsor redeemed an aggregate of 1,663,760 Class A ordinary shares for an aggregate cash balance of approximately $263,123,592. At June 30, 2023 and December 31, 2022, there were 1,836,240 and 3,500,000 Class A ordinary shares issued and outstanding, respectively, excluding 212,598 and 24,300,287 Class A ordinary shares subject to possible redemption.

On February 24, 2023, Aurora, Merger Sub and Better entered into Amendment No. 5 to the Merger Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Merger Agreement) from March 8, 2023 to September 30, 2023.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 6,950,072 Class B ordinary shares issued and outstanding of which an aggregate of 249,928 Class B ordinary shares were forfeited in connection with the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

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

On or around February 24, 2023, the Company liquidated its funds in the Trust Account and moved them to a cash and cash equivalent account that will likely receive minimal, if any, interest. Prior to this date and as of December 31, 2022, all assets in the Trust Account were money market funds which were invested primarily in U.S. Treasury Securities. At June 30, 2023, investments held in the Trust Account comprised of $21,317,257 in cash and cash equivalents.

The Company utilizes a Modified Black Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The Company had no transfers out of Level 3 for the three and six months ended June 30, 2023 and June 30, 2022. The fair value of the Public Warrants issued in connection with the Initial Public Offering are measured based on the listed market price of such warrants, a Level 1 measurement.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 by level within the fair value hierarchy:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account – cash and cash equivalents	$21,317,257	$—	$—
Liabilities:
Derivative public warrant liabilities	153,699	—	—
Derivative private warrant liabilities	—	—	326,902
Total Fair Value	$21,470,956	$—	$326,902

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

The following table provides the significant unobservable inputs used in the Modified Black Scholes model to measure the fair value of the Private Placement Warrants(1):

	At March 8, 2021 (Initial	As of December 31,	As of June 30,
	Measurement)	2022	2023
Stock price	10.02	10.09	10.45
Strike price	11.50	11.50	11.50
Probability of completing a Business Combination	90.0%	40.00%	60.00%
Remaining term (in years)	5.5	2.89	1.13
Volatility	15.00%	3.00%	5.00%
Risk-free rate	0.96%	4.20%	5.26%
Fair value of warrants	0.86	0.07	0.06

The following tables provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

As of June 30, 2023

	Level 1	Level 3	Warrant Liabilities
Fair value as of December 31, 2022	91,126	381,386	472,512
Change in valuation inputs or other assumptions	261,227	—	261,227
Fair value as of March 31, 2023	352,353	381,386	733,739
Change in valuation inputs or other assumptions	(198,654)	(54,484)	(253,138)
Fair value as of June 30, 2023	153,699	326,902	480,601

As of June 30, 2022

	Level 1	Level 3	Warrant Liabilities
Fair value as of December 31, 2021	4,677,805	8,662,912	13,340,717
Change in valuation inputs or other assumptions	(2,187,034)	108,967	(2,078,067)
Fair value as of March 31, 2022	2,490,771	8,771,879	11,262,650
Change in valuation inputs or other assumptions	(1,579,513)	(2,233,833)	(3,813,346)
Fair value as of June 30, 2022	911,258	6,538,046	7,449,304

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 4, 2023, the date that the financial statement was issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

As previously disclosed, in the second quarter of 2022, Aurora, received a voluntary request for documents from the Division of Enforcement of the SEC, indicating that it was conducting an investigation relating to Aurora and Better to determine if violations of the federal securities laws had occurred. On August 3, 2023, SEC staff informed Aurora and Better that they have concluded the investigation and that they do not intend to recommend an enforcement action against Aurora or Better. This notice from the SEC staff was provided under the guidelines set forth in the final paragraph of Securities Act Release No. 5310.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” for the purposes of federal securities laws. Such forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to: (a) our ability to complete our initial business combination with Better Holdco, Inc.(“Better”), or any other initial business combination; (b) our ability to obtain additional financing to complete our initial business combination; and (c) the liquidity and trading of our securities.. For more information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful. In the event that we do not consummate a Business Combination by September 30, 2023, we can seek a further extension, provided we have our shareholder approval.

Recent Developments

On January 9, 2023, we received a notice from the Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”), stating that we had failed to hold an annual meeting of shareholders within 12 months after its fiscal year ended December 31, 2021, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we submitted a plan to regain compliance on February 17, 2023. We believe the combined annual and extraordinary general meeting held on February 24, 2023 satisfied this requirement under Nasdaq rules.

On April 24, 2023, we received a further letter (the “Public Float Notice”) from the Listing Qualifications department of Nasdaq notifying us that we no longer meet the minimum 500,000 publicly held shares required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(4) (the “Public Float Standard”). The Public Float Notice required that we provide Nasdaq with a specific plan to achieve and sustain compliance with all Nasdaq listing requirements, including the time frame for completion of this plan, by June 8, 2023. The Public Float Notice is only a notification of deficiency, not of imminent delisting, and has no immediate effect on the listing or trading of our securities on the Nasdaq. On June 8, 2023, we provided to Nasdaq our plan to meet the Public Float Standard, including actions to be taken with respect to the Business Combination, and will continue to evaluate available options to regain compliance with the Nasdaq continued listing standards. On June 20, 2023, we received a response from Nasdaq confirming that we had been granted an extension to regain compliance with the Public Float Standard. We must now file with the SEC and Nasdaq, on or before October 3, 2023, a public document containing our then current total shares outstanding and a beneficial ownership table in accordance with SEC proxy rules. In the event that we do not satisfy such terms, Nasdaq may provide written notification that our securities will be delisted and we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

On June 21, 2023, we received an additional letter (the “MVLS Notice”) from the Listing Qualifications department of Nasdaq notifying us that, for the prior 30 consecutive business days, Aurora’s Market Value of Listed Securities (“MVLS”) with respect to Aurora Class A ordinary shares was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”). We have 180 calendar days from the date of the MVLS Notice (the “Compliance Period”), or until December 18, 2023, to regain compliance with the Market Value Standard. The MVLS Notice states that if, at any time during the Compliance Period, the market value of our Class A ordinary shares closes at a value of at least $35 million for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed. The MVLS Notice is only a notification of deficiency, not of imminent delisting, and has no immediate effect on the listing or trading of our securities on The Nasdaq Capital Market. We intend to monitor the Company’s MVLS and may, if appropriate, consider implementing available options to regain compliance with the Market Value Standard. While we are exercising diligent efforts to maintain the listing of our securities on The Nasdaq Capital Market, we cannot assure you that we will be able to regain compliance with the Nasdaq continued listing requirements, including the Public Float Standard and the Market Value Standard within the required timeframes, or that our securities will continue to be listed on Nasdaq.

On June 23, 2023, we, Aurora Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”) and Better entered into Amendment No. 6 (“Amendment No. 6”) to the Agreement and Plan of Merger, dated May 10, 2021 by and among Aurora, Merger Sub and Better (as subsequently amended, the “Merger Agreement”), which amended the Proposed Form of Certificate of Incorporation upon Domestication at Exhibit A to the Merger Agreement to implement a corrective change to the authorized share capital of the combined company. Specifically, the Form of Certificate of Incorporation was amended in order to: (i) increase the total number of shares of all classes of stock that the combined company will have authority to issue from 3,250,000,000 to 3,400,000,000; (ii) increase the number of shares of Class A common stock that the combined company will have authority to issue from 1,750,000,000 to 1,800,000,000; and (iii) increase the number of shares of Class B common stock that the combined company will have authority to issue from 600,000,000 to 700,000,000.

As previously disclosed, in the second quarter of 2022, Aurora, received a voluntary request for documents from the Division of Enforcement of the SEC, indicating that it was conducting an investigation relating to Aurora and Better to determine if violations of the federal securities laws had occurred. On August 3, 2023, SEC staff informed Aurora and Better that they have concluded the investigation and that they do not intend to recommend an enforcement action against Aurora or Better. This notice from the SEC staff was provided under the guidelines set forth in the final paragraph of Securities Act Release No. 5310.

Results of Operations

Our entire activity since inception through June 30, 2023 related to our formation, the preparation for our initial public offering (our “Initial Public Offering” or “IPO”), and since the closing of the Initial Public Offering, maintaining our Company and SEC reporting, and the search for a prospective initial business combination that culminated in negotiating the transaction and signing the Merger Agreement with Better on May 10, 2021. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We have and will continue to generate non-operating income in the form of interest income on cash and cash equivalents. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the three months ended June 30, 2023 and 2022, we had net gain (loss) of $(831,132) and $1,785,906, respectively, which consisted of a $253,138 and $3,813,346 gain (loss), respectively, from changes in the fair value of derivative warrant liabilities, $0 and $182,658, respectively, on the deferred underwriting fee, $192,302 and $420,489, respectively, earned interest on investments held in the trust account established in connection with the consummation of Company’s IPO (the “Trust Account”), $560,368 and $0, respectively, gain on extinguishment of debt, and $1,836,940 and $2,630,587, respectively, in general and administrative costs.

For the six months ended June 30, 2023 and 2022, we had net gain (loss) of $(959,087) and $2,795,946, respectively, which consisted of a $(8,089) and $5,891,413 gain (loss), respectively, from changes in the fair value of derivative warrant liabilities, $0 and $182,658, respectively, on the deferred underwriting fee, $2,156,230 and $443,751, respectively, earned interest on investments held in theTrust Account, $560,368 and $0 gain, respectively, on extinguishment of debt, and $3,667,596 and $3,721,876, respectively, in general and administrative costs.

We classify the warrants issued in connection with our Initial Public Offering and the sale of the Novator Private Placement Units and the Private Placement Warrants (each as defined in Note 1, Description of Organization and Business Operations, to the financials statements contained in this Quarterly Report, to the accompanying financial statements) as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the three months ended June 30, 2023 and 2022, the change in fair value of warrants was a decrease of $253,138 and a decrease of $3,813,346 , respectively. For the six months ended June 30, 2023 and 2022, the change in fair value of warrants was an decrease of $8,089 and an increase of $5,891,413, respectively.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, as of June 30, 2023, we had a working capital deficiency of $17,712,429.

An aggregate of $278,002,870 was deposited into the Trust Account in connection with the IPO and concurrent private placements, consisting of amounts equal to: (i) the gross proceeds of $220,000,000 ($10.00 per unit) from the sale of public units in the IPO; (ii) the gross proceeds of $35,000,000 from the sale of private units; and (iii) an additional $23,002,870 from the gross proceeds from the underwriters’ partial exercise of their over-allotment option. Aurora incurred offering costs amounting to $13,946,641 in connection with the IPO (consisting of an underwriting fee of $4,860,057, $8,505,100 of deferred underwriting fees and $581,484 of other offering costs). The proceeds held in the Trust Account were, since our IPO until February 24, 2023, held only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) in connection with the extraordinary general meeting held to approve the Extension (as defined below), we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and now hold all funds in the Trust Account in on-interest bearing cash and cash equivalents (i.e., in one or more bank accounts) until the earlier of the completion of a Business Combination or our liquidation. As of June 30, 2023, there was $21,317,257 held in the trust account, in cash.

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

On February 24, 2023, we held a combined annual and extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which Aurora had to complete a business combination from March 8, 2023 to September 30, 2023 (the “Extension”). In connection with the approval of the Extension, public shareholders elected to redeem an aggregate of 24,087,689 Class A ordinary shares and the Sponsor elected to redeem an aggregate of 1,663,760 Class A ordinary shares. As a result, an aggregate of $263,123,592 (or approximately $10.2178 per share) was released from the Trust Account to pay such shareholders and the Sponsor and 2,048,838 Class A ordinary shares were issued and outstanding at June 30, 2023.

As of June 30, 2023 and December 31, 2022, Aurora had $1,228,847 and and $285,307 of cash held outside the Trust Account, respectively. The use of these funds is to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, prepare and make required securities filings, listing application and pay legal and professional fees.

We may have insufficient funds available to operate our business prior to the initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination or to fund certain other expenses (including officer expenses to the extent in excess of our estimates and expenses relating to payments due to one of our officers), our Sponsor or its affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. Should the Company’s operating costs, in relation to its proposed Business Combination, exceed the amounts still available and not currently drawn under the Note, the Sponsor shall increase the amount available under the Note to cover such costs, subject to an aggregate cap of $12,000,000. This amount would be reflective of estimated total costs of Aurora through August 15, 2024 in relation to the Business Combination, in the event the Business Combination is unsuccessful. The

Note is non-interest bearing and payable by check or wire transfer of immediately available funds or as otherwise determined by Aurora to such account as the Payee may from time to time designate by written notice in accordance with the provision of the Note.

In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On August 26, 2022, Aurora, Merger Sub and Better entered into Amendment No. 4 to the Merger Agreement whereby Better also agreed to reimburse Aurora for reasonable transaction expenses as defined in the Merger Agreement, an aggregate amount not to exceed $15,000,000, structured in three tranches. Within five business days of the execution of Amendment No.4 to the Merger Agreement, Better paid Aurora the first tranche of $7,500,000 and, on February 6, 2023, Better paid Aurora the second tranche of $3,750,000, each as part of Better’s agreement to reimburse Aurora for transaction expenses as defined in the Merger Agreement. On April 4, 2023, Better transferred a third tranche of $3,750,000 (net of the accounts payable amount that was owed to a third party provider on behalf of Aurora). Further, on February 7, 2023, Aurora, the Sponsor and Better entered into the Second Novator Letter Agreement, whereby Better agreed to reimburse Aurora for one-half of its reasonable and documented fees and expenses in connection with regulatory matters arising out of or relating to the transactions contemplated by the Merger Agreement on or after the date thereof, in an aggregate amount not to exceed $2,500,000, structured in two tranches to be paid on each of June 1, 2023 and September 1, 2023. As of June 30, 2023, Better has not yet reimbursed the first payment due on June 1, 2023 in the amount of $1,250,000, so Aurora has a receivable of $1,250,000.

The Company has treated the inflow of cash with an offsetting liability that is considered the Deferred Credit Liability within the financial statements, in the way relevant fees are repaid by the Company before the IPO as this cash was not a capital contribution from the Sponsor, but merely a reimbursement from Better for expenses paid by the Company. As the Business Combination has not yet occurred as of June 30, 2023, Better will be responsible for handling the equity effect once the Business Combination is conummated and reduce the liability of the combined entity. In the event of the merger or liquidation, the liability will be extinguished on Company’s financial statements.

On February 24, 2023, we, Merger Sub and Better entered into Amendment No. 5 to the Merger Agreement, pursuant to which the parties agreed to extend the Agreement End Date (as defined in the Merger Agreement) from March 8, 2023 to September 30, 2023.

In addition, pursuant to the Limited Waiver, the Sponsor has agreed to reimburse the Company for reasonable and documented expenses incurred by the Company in connection with the proposed Business Combination, up to the actual aggregate amount of our Class A ordinary shares underlying the 3,500,000 private placement units (“Novator Private Placement Units”) issued in the private placement concummated simultaneiously with our Initial Public Offering (“Novator Private Placement Shares”) redeemed by it in connection with the Limited Waiver (the “Sponsor Redeemed Amount”), to the extent such expenses are not otherwise subject to reimbursement by Better pursuant to the Merger Agreement.

We initially expected our primary liquidity requirements during that period to include approximately $300,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting a successful Business Combination; $100,000 for legal and accounting fees related to regulatory reporting requirements; $250,000 for consulting, travel and miscellaneous expenses incurred during the search for an initial business combination target; $75,000 for Nasdaq continued listing fees; and $35,000 for general working capital that will be used for miscellaneous expenses and reserves.

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

Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of the Class A ordinary shares (including those that underlie public units) that were registered pursuant to the Registration Statements on Form S-1 (333-253106) (“Public Shares”) upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

On June 23, 2023, we, Merger Sub and Better entered into Amendment No. 6, which amended the Proposed Form of Certificate of Incorporation upon Domestication at Exhibit A to the Merger Agreement to implement a corrective change to the authorized share capital of the combined company. Specifically, the Form of Certificate of Incorporation was amended in order to: (i) increase the total number of shares of all classes of stock that the combined company will have authority to issue from 3,250,000,000 to 3,400,000,000; (ii) increase the number of shares of Class A common stock that the combined company will have authority to issue from 1,750,000,000 to 1,800,000,000; and (iii) increase the number of shares of Class B common stock that the combined company will have authority to issue from 600,000,000 to 700,000,000.

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements - Going Concern, the Company has until September 30, 2023 to consummate a Business Combination. This mandatory liquidation date, if a Business Combination is not consummated, raises substantial doubt about the our ability to continue as a going concern. These unaudited financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, Description of Organization and Business Operations, to the financials statements contained in this Quarterly Report, to the accompanying financial statements, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the allocated amount towards the Public Shares (in this case, not including the existing Novator Private Placement Shares) then on deposit in the Trust Account including the allocated interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

Related Party Transactions

On December 9, 2020, our Sponsor paid $25,000, or $0.004 per share, to cover certain offering and formation costs of the company in exchange for 5,750,000 shares of Class B ordinary shares (the “Founder Shares”). During February 2021, we effectuated a share dividend of 1,006,250 Class B ordinary shares and subsequently cancelled 131,250 Class B ordinary shares resulting in an aggregate of 6,625,000 founder shares being issued and outstanding. In March 2021, the Company effectuated a share dividend of 575,000. As of June 30, 2023, the total founder shares outstanding equaled 6,950,072 Class B ordinary shares due to the expiration of the 45 day window to exercise the full over-allotment, of which 249,928 Class B ordinary shares were cancelled. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering, the exercise of the underwriters’ over-allotment option, and the sale of the Novator Private Placement Units. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to our Company by the aggregate number of founder shares issued. If we increase or decrease the size of the offering we will effect a share dividend or a share contribution back to capital or other appropriate mechanism, as applicable, with respect to our Class B ordinary shares immediately prior to the consummation of the offering in such amount as to maintain the ownership of our initial shareholders at 20.0% of our issued and outstanding ordinary shares upon the consummation of this offering and the Novator private placement.

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

Additionally, on February 23, 2022, our Sponsor amended the Note to increase the aggregate principal amount of the Note to $4,000,000 to be used for a portion of the expenses of our Initial Public Offering. As of June 30, 2023, $412,395 was outstanding under the Note and due to the Sponsor. Pursuant to a letter commitment from the Sponsor in relation to the Note dated April 24, 2023, should the Company’s operating costs, in relation to its proposed Business Combination, exceed the amounts still available and not currently drawn under the Note, the Sponsor shall increase the amount available under the Note to cover such costs, subject to an aggregate cap of $12,000,000.

On October 15, 2021, Merger Sub entered into a Director’s Services Agreement (the “DSA”) by and among Merger Sub, Caroline Jane Harding, and the Company, effective as of May 10, 2021. On October 29, 2021, the DSA was amended, and the amended DSA was ratified by the Compensation Committee on November 3, 2021. Under the terms of the DSA, Ms. Harding is to provide services to Merger Sub, which include acting as a non-executive director and president and secretary of Merger Sub. Ms. Harding will receive $50,000 in annual payments (and in certain circumstances an incremental hourly fee of $500). In addition, the Company remunerates Ms. Harding $10,000 per month for professional services rendered to our Company in her role as chief financial officer and $15,000 per year and an incremental hourly fee of $500 in certain circumstances for her service on our board of directors. Additionally, in contemplation of her services to Aurora, Ms. Harding received a $50,000 payment on March 21, 2021, and was entitled to receive a $75,000 payment on March 21, 2023, which was paid on April 11, 2023. As of June 30, 2023 and December 31, 2022, $300,000 and $87,875 was accrued, respectively, and as of June 30, 2023 and 2022, $492,500 and $117,500 was expensed for above services, respectively. If we do not have sufficient funds to make the payments due to Ms. Harding as set forth herein professional services provided by her, we may borrow funds from our sponsor or an affiliate of the initial shareholders or certain of our directors and officers to enable us to make such payments.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

We are also a smaller reporting company, as defined in the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to continue taking advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

Accordingly, at June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value of $10.36 per share as temporary equity, outside of the shareholders’ equity section of our balance sheet. The Sponsor and the Company’s directors and officers have agreed to waive their redemption rights with respect to any Founder Shares, Novator Private Placement Shares and Public Shares held by them in connection with the completion of the Business Combination (although they did not waive rights to liquidating distributions from the trust account with respect to Class A ordinary shares it or they hold if Aurora fails to consummate a Business Combination within the required period). We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or retained earnings (accumulated deficit) if additional paid in capital equals to zero.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted-average number of shares of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. An aggregate of 212,598 and 24,300,287 Class A ordinary shares subject to possible redemption on June 30, 2023 and December 31, 2022, respectively, have been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Aurora has not considered the effect of the warrants sold in our IPO (including the consummation of the over-allotment units) and private placement to purchase an aggregate of 11,523,421 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

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

Derivative Warrant Liabilities

The Company’s 6,075,049 public warrants and the 5,448,372 private warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Company’s public warrants issued in connection with our IPO was initially measured at fair value using a combination of Monte Carlo and Binomial Lattice models. The fair value of the Company’s private warrants issued in connection with our IPO was initially measured at fair value using a Black-Scholes Option Pricing Model and subsequently, the fair value of the Company’s private warrants has been estimated using a Black-Scholes Option Pricing Model each measurement date. The fair value of the Company’s public warrants issued in connection with our IPO has subsequently been measured based on the listed market price of such Company’s public warrants.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s: (i) accounting for complex financial instruments and unusual transactions, including in connection with the classification of the underwriters’ over-allotment option; and (ii) reconciliations surrounding expenses paid by related parties and accounts payable. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Remediation Efforts to Address Previously Identified Material Weaknesses in Internal Control over Financial Reporting

As described in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2022, in connection with the preparation of our financial statements as of and for the fiscal year ended December 31, 2022, management identified errors in certain of its historical financial statements related to the accounting for complex financial instruments and unusual transactions, including the accounting of the underwriters’ over-allotment option, and reconciliations surrounding expenses paid by related parties and accounts payable. These material weaknesses resulted in the restatement of our previously issued financial statements as of and for the fiscal year ended December 31, 2021 and the quarterly periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 (collectively, the “Affected Periods”) to, among other things, report the reconciliations surrounding expenses. As a result, on April 17, 2023, the Company restated its: (i) Annual Report on Form 10-K for the year ended December 31, 2021, originally filed on March 25, 2022, on Form 10-K/A; and (ii) the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, originally filed on November 15, 2021, May 16, 2022, August 15, 2022 and November 14, 2022, respectively, on a Form 10-Q/A for each quarterly period. Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As previously disclosed, in the second quarter of 2022, Aurora, received a voluntary request for documents from the Division of Enforcement of the SEC, indicating that it was conducting an investigation relating to Aurora and Better to determine if violations of the federal securities laws had occurred. On August 3, 2023, SEC staff informed Aurora and Better that they have concluded the investigation and that they do not intend to recommend an enforcement action against Aurora or Better. This notice from the SEC staff was provided under the guidelines set forth in the final paragraph of Securities Act Release No. 5310.

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors, except as noted below, since we last reported under Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 17, 2023.

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

In addition, on June 21, 2023, we received a further letter (the “MVLS Notice”) from the Listing Qualifications department of Nasdaq notifying the Company that, for the prior 30 consecutive business days, Aurora’s Market Value of Listed Securities (“MVLS”) with respect to Aurora Class A ordinary shares was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Standard”). Aurora has 180 calendar days from the date of the MVLS Notice (the “Compliance Period”), or until December 18, 2023, to regain compliance with the Market Value Standard. The MVLS Notice states that if, at any time during the Compliance Period, the market value of the Aurora Class A ordinary shares closes at a value of at least $35 million for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed. The MVLS Notice is only a notification of deficiency, not of imminent delisting, and has no immediate effect on the listing or trading of Aurora’s securities on The Nasdaq Capital Market. The Company intends to monitor the Company’s MVLS and may, if appropriate, consider implementing available options to regain compliance with the Market Value Standard.

While the Company is exercising diligent efforts to maintain the listing of its securities on The Nasdaq Capital Market, we cannot assure you that we will be able to regain compliance with the Nasdaq continued listing requirements, including the Public Float Standard and the Market Value Standard, within the required timeframes, or that our securities will continue to be listed on Nasdaq.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During our fiscal quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

2.8

Amendment No. 6 to the Agreement and Plan of Merger, dated as of June 23, 2023, by and among the Registrant, Aurora Merger Sub I, Inc., and Better Holdco, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40143) filed on June 26, 2023).

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

3.3

Form of Certificate of Incorporation of Aurora Acquisition Corp. to become effective upon the Business Combination (Incorporated by reference to Annex B to the Company’ Registration Statement on Form S-4/A (File No. 333-258423), filed on July 24, 2023).

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

AURORA ACQUISITION CORP.

Date: August 4, 2023		/s/ Arnaud Massenet
	Name:	Arnaud Massenet
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2023		/s/ Caroline Harding
	Name:	Caroline Harding
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)