Form 10-Q
period 2023-09-30
Better Home & Finance Holding Co
filed 2023-11-14
CIK 1835856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-40143
Better Home & Finance Holding Company
(Exact name of registrant as specified in its charter)

Delaware	93-3029990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 World Trade Center
175 Greenwich Street, 57th Floor
New York, NY 10007
(Address of Principal Executive Offices, including zip code)
(415) 522-8837
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BETR	The Nasdaq Stock Market LLC
Warrants exercisable for one share of Class A common stock at an exercise price of $11.50	BETRW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No  ☒
As of November 8, 2023, there were 356,442,848 shares of Class A common stock, 309,265,307 shares of Class B common stock and 71,877,283 shares of Class C common stock of the registrant issued and outstanding.

i

Part I - Financial Information
Item 1. Financial Statements
BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in thousands, except share and per share amounts)	2023	2022
Assets
Cash and cash equivalents	$526,765	$317,959
Restricted cash	27,806	28,106
Short-term investments	29,831	—
Mortgage loans held for sale, at fair value	160,025	248,826
Other receivables, net	10,449	16,285
Property and equipment, net	17,806	30,504
Right-of-use assets	23,550	41,979
Internal use software and other intangible assets, net	48,406	61,996
Goodwill	32,492	18,525
Derivative assets, at fair value	3,717	3,048
Prepaid expenses and other assets	56,208	66,572
Bifurcated derivative, at fair value	—	236,603
Loan commitment asset	—	16,119
Total Assets	$937,055	$1,086,522
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Liabilities
Warehouse lines of credit	$73,536	$144,049
Post-Closing Convertible Notes (issued to a related party. See Note 10)	513,001	—
Pre-Closing Bridge Notes	—	750,000
Corporate line of credit, net	—	144,403
Customer deposits	9,908	—
Accounts payable and accrued expenses	103,435	88,983
Escrow payable	3,153	8,001
Derivative liabilities, at fair value	1,678	1,828
Convertible preferred stock warrants	—	3,096
Warrant and equity related liabilities, at fair value	1,527	—
Lease liabilities	33,307	60,049
Other liabilities (includes $460 and $440 payable to related parties as of September 30, 2023 and December 31, 2022, respectively)	40,278	59,933
Total Liabilities	779,823	1,260,342
Commitments and contingencies (see Note 12)
Convertible preferred stock, $0.0001 par value; none as of September 30, 2023; 602,405,839 shares authorized, 332,314,737 shares issued and outstanding and $420,742 liquidation preference as of December 31, 2022.	—	436,280
Stockholders’ Equity (Deficit)
Common stock $0.0001 par value; 3,300,000,000 and 1,086,027,188 shares authorized as of September 30, 2023 and December 31, 2022, respectively, and 737,585,438 and 299,783,421 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	74	10
Notes receivable from stockholders	(10,404)	(53,900)
Additional paid-in capital	1,826,848	626,628
Accumulated deficit	(1,656,856)	(1,181,415)
Accumulated other comprehensive loss	(2,430)	(1,423)
Total Stockholders’ Equity (Deficit)	157,232	(610,100)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$937,055	$1,086,522
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2023	2022	2023	2022
Revenues:
Mortgage platform revenue, net	$14,207	$11,087	$54,927	$106,586
Cash offer program revenue	—	9,739	304	226,096
Other platform revenue	1,333	5,688	9,355	35,623
Net interest income
Interest income	3,667	4,977	12,527	22,918
Warehouse interest expense	(2,758)	(2,838)	(9,544)	(14,775)
Net interest income	909	2,139	2,983	8,143
Total net revenues	16,449	28,653	67,569	376,448
Expenses:
Mortgage platform expenses	19,166	55,545	70,809	292,915
Cash offer program expenses	—	9,813	398	227,509
Other platform expenses	3,161	8,951	11,787	55,250
General and administrative expenses	59,189	46,499	113,392	161,293
Marketing and advertising expenses	5,128	9,948	17,122	59,801
Technology and product development expenses	20,732	29,414	66,639	100,354
Restructuring and impairment expenses (see Note 5)	679	45,781	11,798	212,490
Total expenses	108,055	205,951	291,945	1,109,612
Loss from operations	(91,606)	(177,298)	(224,376)	(733,164)
Interest and other income (expense), net
Other income (expense)	977	746	5,187	861
Interest and amortization on non-funding debt	(11,939)	(3,304)	(18,237)	(10,077)
Interest on Pre-Closing Bridge Notes	—	(80,099)	—	(213,513)
Change in fair value of warrant liabilities	861	—	861	—
Change in fair value of convertible preferred stock warrants	—	4,202	266	24,613
Change in fair value of bifurcated derivative	(237,667)	29,089	(236,603)	306,866
Total interest and other expense, net	(247,768)	(49,366)	(248,526)	108,750
Loss before income tax expense	(339,374)	(226,664)	(472,902)	(624,414)
Income tax expense/(benefit)	659	(52)	2,539	1,450
Net loss	(340,033)	(226,612)	(475,441)	(625,864)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(698)	(155)	(1,007)	(764)
Comprehensive loss	$(340,731)	$(226,767)	$(476,448)	$(626,628)
Per share data:
Loss per share attributable to common stockholders:
Basic	$(0.68)	$(0.77)	$(1.30)	$(2.16)
Diluted	$(0.68)	$(0.77)	$(1.30)	$(2.16)
Weighted average common shares outstanding — basic	496,577,751	292,660,334	364,817,445	289,934,149
Weighted average common shares outstanding — diluted	496,577,751	292,660,334	364,817,445	289,934,149
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended September 30, 2023

	Convertible preferred stock		Common Stock
(Amounts in thousands, except share and per share amounts)	Shares	Amount	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance - June 30, 2023	108,721,433	$436,280	98,370,492	$10	$(56,254)	$642,551	$(1,316,823)	$(1,732)	$(732,248)
Recapitalization of shares due to Business Combination (Note 3)	223,593,304	—	202,305,863	20	—	(20)	—	—	—
Adjusted Balance as of June 30, 2023	332,314,737	436,280	300,676,355	30	(56,254)	642,531	(1,316,823)	(1,732)	(732,248)
Conversion of convertible preferred stock to common stock	(332,314,737)	(436,280)	332,314,737	33	—	436,247	—	—	436,280
Conversion of pre-closing bridge notes to common stock	—	—	105,000,000	12	—	749,988	—	—	750,000
Issuance of common stock upon Business Combination close	—	—	10,698,910	1	—	37,966	—	—	37,967
Exercise of warrants	—	—	14,576,174	1	—	4,289	—	—	4,290
Transaction costs related to the Business Combination	—	—	—	—	—	(21,437)	—	—	(21,437)
Recognition of derivative liability related to earnout	—	—	—	—	—	(1,112)	—	—	(1,112)
Assumption private & public placement warrants	—	—	—	—	—	(1,276)	—	—	(1,276)
Issuance of common stock for options exercised	—	—	106,744	—	—	2,253	—	—	2,253
Cancellation of common stock	—	—	(2,865,535)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	27,547	—	—	27,547
Tax withholding upon vesting of restricted stock units	—	—	—	—	—	(4,790)	—	—	(4,790)
Vesting of common stock issued via notes receivable from stockholders	—	—	—	—	(1,041)	—	—	—	(1,041)
Forfeiture of shares	—	—	(15,440,633)	(2)	30,161	(30,159)	—	—	—
Forgiveness of officer loans	—	—	—	—	1,530	—	—	—	1,530
Shares transferred in settlement of loans	—	—	(7,481,314)	(1)	15,200	(15,199)	—	—	—
Net loss	—	—	—	—	—	—	(340,033)	—	(340,033)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(698)	(698)
Balance - September 30, 2023	$—	$—	$737,585,438	$74	$(10,404)	$1,826,848	$(1,656,856)	$(2,430)	$157,232
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended September 30, 2022

	Convertible preferred stock		Common Stock
(Amounts in thousands, except share and per share amounts)	Shares	Amount	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance - June 30, 2022	108,721,433	$436,280	98,326,436	$10	$(48,403)	$601,756	$(691,865)	$(714)	$(139,216)
Recapitalization of shares due to Business Combination (Note 3)	223,593,304	—	202,215,259	—	—	—	—	—	—
Adjusted Balance as of June 30, 2022	332,314,737	436,280	300,541,695	10	(48,403)	601,756	(691,865)	(714)	(139,216)
Issuance of common stock	—	—	926,783	—	—	5,304	—	—	5,304
Repurchase or cancellation of common stock	—	—	(649,937)	—	—	(3,163)	—	—	(3,163)
Stock-based compensation	—	—	—	—	—	11,765	—	—	11,765
Vesting of common stock issued via notes receivable from stockholders	—	—	—	—	(3,011)	—	—	—	(3,011)
Net loss	—	—	—	—	—	—	(226,612)	—	(226,612)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(155)	(155)
Balance - September 30, 2022	332,314,737	$436,280	300,818,541	$10	$(51,414)	$615,662	$(918,477)	$(869)	$(355,088)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2023

	Convertible preferred stock		Common Stock
(Amounts in thousands, except share and per share amounts)	Shares	Amount	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance—December 31, 2022	108,721,433	$436,280	98,078,356	$10	$(53,900)	$626,628	$(1,181,415)	$(1,423)	$(610,100)
Recapitalization of shares due to Business Combination (Note 3)	223,593,304	—	201,705,065	20	—	(20)	—	—	—
Adjusted Balance as of December 31, 2022	332,314,737	436,280	299,783,421	30	(53,900)	626,608	(1,181,415)	(1,423)	(610,100)
Conversion of convertible preferred stock to common stock	(332,314,737)	(436,280)	332,314,737	33	—	436,247	—	—	436,280
Conversion of pre-closing bridge notes to common stock	—	—	105,000,000	12	—	749,988	—		750,000
Issuance of common stock upon Business Combination close	—	—	10,698,910	1	—	37,966	—	—	37,967
Exercise of warrants	—	—	14,576,174	1	—	4,289	—	—	4,290
Transaction costs related to the Business Combination	—	—	—	—	—	(21,437)	—	—	(21,437)
Recognition of derivative liability related to earnout	—	—	—	—	—	(1,112)	—	—	(1,112)
Assumption private & public placement warrants	—	—	—	—	—	(1,276)	—	—	(1,276)
Issuance of common stock for options exercised	—	—	1,460,854	—	—	4,459	—	—	4,459
Cancellation of common stock	—	—	(3,326,710)	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	—	—	41,272	—	—	41,272
Tax withholding upon vesting of restricted stock units	—	—	—	—	—	(4,790)	—	—	(4,790)
Vesting of common stock issued via notes receivable from stockholders	—	—	—	—	(3,395)	—	—	—	(3,395)
Forfeiture of shares	—	—	(15,440,633)	(2)	30,161	(30,159)	—	—	—
Forgiveness of officer loans	—	—	—	—	1,530	—	—	—	1,530
Shares transferred in settlement of loans	—	—	(7,481,315)	(1)	15,200	(15,199)	—	—	—
Net loss	—	—	—	—	—	—	(475,441)	—	(475,441)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(1,007)	(1,007)
Balance—September 30, 2023	—	$—	737,585,438	$74	$(10,404)	$1,826,848	$(1,656,856)	$(2,430)	$157,232
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2022

	Convertible preferred stock		Common Stock
(Amounts in thousands, except share and per share amounts)	Shares	Amount	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance—December 31, 2021	108,721,433	$436,280	99,067,159	10	$(38,633)	$571,501	$(292,613)	$(105)	$240,160
Recapitalization of shares due to Business Combination (Note 3)	223,593,304	—	203,738,608	—	—	—	—	—	—
Adjusted Balance as of December 31, 2021	332,314,737	436,280	302,805,767	10	(38,633)	571,501	(292,613)	(105)	240,160
Issuance of common stock	—	—	4,421,663	—	—	14,332	—	—	14,332
Cancellation of common stock	—	—	(6,408,889)	—	—	(4,174)	—	—	(4,174)
Stock-based compensation	—	—	—	—	—	34,003	—	—	34,003
Vesting of common stock issued via notes receivable from stockholders	—	—	—	—	(12,781)	—	—	—	(12,781)
Net loss	—	—	—	—	—	—	(625,864)	—	(625,864)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(764)	(764)
Balance—September 30, 2022	332,314,737	$436,280	300,818,541	$10	$(51,414)	$615,662	$(918,477)	$(869)	$(355,088)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended September 30,
(Amounts in thousands)	2023	2022
Cash Flows from Operating Activities:
Net loss	$(475,441)	$(625,864)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation of property and equipment	4,694	10,767
Impairments	5,208	113,118
Amortization of internal use software and other intangible assets	28,098	26,078
Non-cash interest and amortization of debt issuance costs and discounts	6,043	213,534
Other non-cash adjustments	2,138	1,529
Change in fair value of warrants	(861)	—
Change in fair value of convertible preferred stock warrants	(266)	(24,613)
Change in fair value of bifurcated derivative	236,603	(306,866)
Stock-based compensation	37,398	31,021
Provision for loan repurchase reserve	178	25,125
Change in fair value of derivatives	(819)	291
Change in fair value of mortgage loans held for sale	6,070	81,247
Change in operating lease of right-of-use assets	5,446	10,521
Change in operating assets and liabilities:
Originations of mortgage loans held for sale	(2,607,781)	(9,940,429)
Proceeds from sale of mortgage loans held for sale	2,685,341	11,390,991
Operating lease obligations	(11,247)	(11,952)
Other receivables, net	6,043	22,976
Prepaid expenses and other assets	15,035	(4,549)
Accounts payable and accrued expenses	4,648	(26,110)
Escrow payable	(4,848)	(5,162)
Other liabilities	(17,847)	(2,863)
Net cash (used in)/provided by operating activities	(76,167)	978,790
Cash Flows from Investing Activities:
Purchase of property and equipment	(332)	(7,798)
Proceeds from sale of property and equipment	717	—
Capitalization of internal use software	(8,563)	(18,581)
Acquisitions of businesses, net of cash acquired	(12,713)	—
Deferred acquisition consideration	—	(3,847)
Maturities of short-term investments	12,324	—
Purchase of short-term investments	(33,425)	—
Net cash used in investing activities	(41,992)	(30,226)
Cash Flows from Financing Activities:
Issuance of post-closing convertible notes (issued to a related party. See Note 10)	528,586	—
Exercise of convertible preferred stock warrants	1,460	—
Proceeds from Business Combination	21,616	—
Proceeds from issuance of common stock	16,351	—
Borrowings on warehouse lines of credit	2,237,603	9,582,426
Repayments of warehouse lines of credit	(2,308,116)	(11,072,666)
Repayments on finance lease liabilities	(1,062)	(824)
Net increase (decrease) in customer deposits	(2,466)	—
Repayments on corporate line of credit	(146,449)	(5,000)
Payment of debt issuance costs	(3,561)	—
Proceeds from exercise of stock options	343	2,440
Payment of equity financing costs	(16,634)	—
Repurchase or cancellation of common stock	—	(5,570)
Net cash provided by/(used in) financing activities	327,671	(1,499,194)
Effects of currency translation on cash, cash equivalents, and restricted cash	(1,006)	(764)

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	208,506	(551,394)
Cash, cash equivalents, and restricted cash—Beginning of period	346,065	978,874
Cash, cash equivalents, and restricted cash—End of period	$554,571	$427,480
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown on the previous page.

	Nine Months Ended September 30,
(Amounts in thousands)	2023	2022
Cash and cash equivalents, end of period	$526,765	$398,037
Restricted cash, end of period	$27,806	$29,443
Total cash, cash equivalents and restricted cash, end of period	$554,571	$427,480
Supplemental Disclosure of Cash Flow Information:
Interest paid	$12,008	$24,941
Income taxes (refunded)/ paid	$(5,886)	$1,333
Non-Cash Investing and Financing Activities:
Capitalization of stock-based compensation related to internal use software	$3,874	$2,967
Vesting of stock options early exercised in prior periods	$195	$1,152
Vesting of common stock issued via notes receivable from stockholders	$3,395	$12,781
Acquisition earnout	$3,430	$—
Forgiveness of notes receivable from stockholders	$46,350	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Nature of the Business
Better Home & Finance Holding Company, formerly known as Aurora Acquisition Corp. (“Aurora”), together with its subsidiaries (collectively, the “Company”), provides a comprehensive set of homeownership offerings in the United States while expanding in the United Kingdom. The Company’s offerings include mortgage loans, real estate agent services, title and homeowner’s insurance, and other homeownership offerings, such as the Company’s cash offer program. The Company leverages Tinman, its proprietary technology platform, to optimize the mortgage process from the initial application, to the integration of a suite of additional homeownership offerings, to the sale of loans to a network of loan purchasers.
Mortgage loans originated within the United States are through the Company’s wholly-owned subsidiary Better Mortgage Corporation (“BMC”). BMC is an approved Title II Single Family Program Lender with the Department of Housing and Urban Development’s (“HUD”) Federal Housing Administration (“FHA”), and is an approved seller and servicer with the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FMCC”). The Company has expanded into the U.K. and offers a multitude of financial products and services to consumers via regulated entities obtained through acquisitions.
On August 22, 2023 (the “Closing Date”), the Company consummated the previously announced Business Combination (the “Business Combination”), pursuant to the terms of the Agreement and Plan of Merger, dated as of May 10, 2021, as amended as of October 27, 2021, November 9, 2021, November 30, 2021, August 26, 2022, February 24, 2023 and June 23, 2023 (as amended, the “Merger Agreement”), by and among Aurora, Better Holdco, Inc. (“Better”), and Aurora Merger Sub I, Inc., formerly a wholly owned subsidiary of Aurora (“Merger Sub”). On the Closing Date, Merger Sub merged with and into Better, with Better surviving the merger (the “First Merger”) and Better merged with and into Aurora, with Aurora surviving the merger and changing its name to “Better Home & Finance Holding Company” (referred to as “Better Home & Finance” or the “Company”) (such merger, the “Second Merger,” and together with the First Merger, the “Business Combination” and the completion thereof, the “Closing”).
Better Home & Finance Class A common stock and warrants are listed on the Nasdaq Global Market and the Nasdaq Capital Market, respectively, under the ticker symbols “BETR” and “BETRW.”
2. Summary of Significant Accounting Policies
Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The Business Combination has been accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Aurora was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Better issuing stock for the net assets of Aurora, accompanied by a recapitalization. All share amounts in periods prior to the Business Combination have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. The financials of Better are presented here for all comparative periods.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows. The results of operations and other information for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes of Better thereto for the year ended December 31, 2022.
Consolidation—The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Significant items subject to such estimates and assumptions include the fair value of mortgage loans held for sale, the fair value of derivative assets and liabilities, including bifurcated derivatives, interest rate lock commitments and forward sale commitments, the determination of a valuation allowance on the Company’s deferred tax assets, capitalization of internally developed software and its associated useful life, determination of fair value of the Company’s common stock, stock option and RSUs at grant date, the fair value of acquired intangible assets and goodwill, the provision for loan repurchase reserves, the incremental borrowing rate used in determining lease liabilities and warrant liabilities.
Business Combinations—The Company includes the financial results of businesses that the Company acquires from the date of acquisition. The Company records all assets acquired and liabilities assumed at fair value, with the excess of the purchase price over the aggregate fair values recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. During the measurement period the Company may record adjustments to the assets acquired and liabilities assumed. Transaction costs associated with business combinations are expensed as incurred.
Short-term investments—Short term investments consist of fixed income securities, typically U.K. government treasury securities and U.K. government agency securities with maturities ranging from 91 days to one year. Management determines the appropriate classification of short-term investments at the time of purchase. Short-term investments reported as held-to-maturity are those investments which the Company has both the positive intent and ability to hold to maturity and are stated at amortized cost on the condensed consolidated balance sheets. All of the Company’s short term investments are classified as held to maturity. The Company has not recognized any impairments on these investments to date and any unrealized gains or losses on these investments are immaterial.
Allowance for Credit Losses - Held to Maturity (“HTM”) Short-term Investments—The Company's HTM Short-term investments are also required to utilize the Current Expected Credit Loss (“CECL”) approach to estimate expected credit losses. Management measures expected credit losses on short-term investments on a collective basis by major security types that share similar risk characteristics, such as financial asset type and collateral type adjusted for current conditions and reasonable and supportable forecasts. Management classifies the short term investments portfolio by security types, such as U.K. government agency.
The U.K. government treasury securities and U.K. government agency securities are issued by U.K. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.K. government as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, credit losses for these securities were immaterial as the Company does not currently expect any material credit losses.
Mortgage Loans Held for Sale, at Fair Value—The Company sells its mortgage loans held for sale (“LHFS”) to loan purchasers. These loans can be sold in one of two ways, servicing released, or servicing retained. If a loan is sold servicing released, the Company has sold all the rights to the loan and the associated servicing rights.
If a loan is sold servicing retained, the Company has sold the loan and kept the servicing rights, and thus the Company is responsible for collecting monthly principal and interest payments and performing certain escrow services for the borrower. The loan purchaser, in turn, pays a fee for these services. The Company generally sells all of its loans servicing released. For interim servicing, the Company engages a third-party sub-servicer to collect monthly payments and perform associated services.
LHFS consists of loans originated for sale by BMC. The Company elects the fair value option, in accordance with Accounting Standard Codification (“ASC”) 825 – Financial Instruments (“ASC 825”), for all LHFS with changes in fair value recorded in mortgage platform revenue, net in the condensed consolidated statements of operations and comprehensive loss. Management believes that the election of the fair value option for LHFS improves financial reporting by presenting the most relevant market indication of LHFS. The fair value of LHFS is based on market prices and yields at period end. The Company accounts for the gains or losses resulting from sales of mortgage loans based on the guidance of ASC 860-20 – Sales of Financial Assets (“ASC 860”).
The Company issues interest rate lock commitments (“IRLC”) to originate mortgage loans and the fair value of the IRLC, adjusted for the probability that a given IRLC will close and fund, is recognized within mortgage platform revenue, net. Subsequent changes in the fair value of the IRLC are measured at each reporting period within mortgage platform revenue, net until the loan is funded. When the loan is funded, the IRLC is derecognized and the LHFS is recognized based

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
on the fair value of the loan. The LHFS is subsequently remeasured at fair value at each reporting period and the changes in fair value are included within mortgage platform revenue, net until the loan is sold on the secondary market. When the loan is sold on the secondary market, the LHFS is derecognized and the gain/(loss) is included within mortgage platform revenue, net based on the cash settlement.
LHFS are considered sold when the Company surrenders control over the loans. Control is considered to have been surrendered when the transferred loans have been isolated from the Company, are beyond the reach of the Company and its creditors, and the loan purchaser obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans. The Company typically considers the above criteria to have been met upon receipt of sales proceeds from the loan purchaser.
Loan Repurchase Reserve—The Company sells LHFS in the secondary market and in connection with those sales, makes customary representations and warranties to the relevant loan purchasers about various characteristics of each loan, such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local laws. In the event of a breach of its representations and warranties, the Company may be required to repurchase the loan with the identified defects.
The loan repurchase reserve on loans sold relates to expenses incurred due to the potential repurchase of loans, indemnification of losses based on alleged violations or representations and warranties, which are customary to the mortgage banking industry. Provisions for potential losses are charged to expenses and are included within mortgage platform expenses on the consolidated statements of operations and comprehensive loss. The loan repurchase reserve represents the Company’s estimate of the total losses expected to occur and is considered to be adequate by management based upon the Company’s evaluation of the potential exposure related to the loan sale agreements over the life of the associated loans sold. The Company records the loan repurchase reserve within other liabilities on the consolidated balance sheets.
Fair Value Measurements—Assets and liabilities recorded at fair value on a recurring basis on the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The price used to measure fair value is not adjusted for transaction costs. The principal market is the market in which the Company would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability, it is assumed that the Company has access to the market as of the measurement date. If no market for the asset exists, or if the Company does not have access to the principal market, a hypothetical market is used.
The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
Level 1—Unadjusted quoted market prices in active markets for identical assets or liabilities;
Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis include LHFS, derivative assets and liabilities, including IRLCs and forward sale commitments, MSRs, bifurcated derivatives, convertible preferred stock warrants and warrant liabilities. Common stock warrants are measured at fair value at issuance only and are classified as equity on the condensed consolidated balance sheets. When developing fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. However, for certain instruments, the Company must utilize unobservable inputs in determining fair value due to the lack of observable inputs in the market, which requires greater judgment in measuring fair value. In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are based primarily upon the Company’s own estimates, and the measurements

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
reflect information and assumptions that management believes a market participant would use in pricing the asset or liability.
Upon the Closing of the Business Combination and issuance of the Post-Closing Convertible Notes, the Loan commitment asset was reclassified as a discount to the Post-Closing Convertible Notes and was amortized as part of interest expense over the term of the note.
Warehouse Lines of Credit—Warehouse lines of credit represent the outstanding balance of the Company’s warehouse borrowings collateralized by mortgage loans held for sale or related borrowings collateralized by restricted cash. Generally, warehouse lines of credit are used as interim, short-term financing which bears interest at a fixed margin over an index rate, such as the Secured Oversight Financing Rate (“SOFR”). The outstanding balance of the Company’s warehouse lines of credit will fluctuate based on its lending volume. The advances received under the warehouse lines of credit are based upon a percentage of the fair value or par value of the mortgage loans collateralizing the advance, depending upon the type of mortgage loan. Should the fair value of the pledged mortgage loans decline, the warehouse provider may require the Company to provide additional cash collateral or mortgage loans to maintain the required collateral level under the relevant warehouse line. The Company did not incur any significant issuance costs related to its warehouse lines of credit.
Post-Closing Convertible Notes—As part of the Closing of the Business Combination, the Company issued convertible notes. Upon initial issuance, convertible notes are evaluated for redemption and conversion features that could result in embedded derivatives that require bifurcation from the notes. Upon initial issuance, any embedded derivatives are measured at fair value. Convertible notes proceeds are allocated between the carrying value of the notes and the fair value of embedded derivatives on the initial issuance date. Any portion of proceeds allocated to embedded derivatives are treated as reductions in, or discounts to, the carrying value of the convertible notes on the issuance date. Embedded derivatives are adjusted to fair value at each reporting period, with the change in fair value included within the consolidated statements of operations and comprehensive income (loss). See Note 10 for further details on the Company’s Post-Closing Convertible Notes.
Corporate Line of Credit, net of discount and debt issuance costs—The Company had a line of credit arrangement with a third-party lender. Debt and other related issuance costs are deferred and amortized through the maturity date of the line of credit as interest and amortization on non-funding debt expense. Any modifications of the line of credit arrangement are analyzed as to whether they are an extinguishment or modification of debt on a lender-by-lender basis, which is determined by whether (1) the lender remains the same, and (2) the change in the debt terms is considered substantial. Gains and losses on debt modifications that are considered extinguishments are recognized in current earnings. Debt modifications that are not considered extinguishments are accounted for prospectively through yield adjustments, based on the revised terms (see Note 10).
Warrant Liabilities—The Company assumed publicly-traded warrants (“Public Warrants”) issued in Aurora’s initial public offering, private placement warrants issued by Aurora in connection with its formation and warrants attached to certain private placement units (collectively, the “Private Warrants” and, together with the Public Warrants, the “Warrants”). Each Warrant issued entitles the holder to purchase one share of Better Home & Finance Holding Company Class A common stock at an exercise price of $11.50 per share, subject to certain adjustments, at any time commencing 30 days after the consummation of the Business Combination (which for the avoidance of doubt was September 21, 2023). The Public Warrants are publicly traded and may be exercised on a cashless basis upon the occurrence of certain conditions. The Private Warrants are exercisable on a cashless basis and are not redeemable by the Company so long as they are held by the initial purchasers or their permitted transferees, subject to certain exceptions. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.
The Company evaluated the Public Warrants and Private Warrants and concluded that both meet the definition of a derivative and will be accounted for at fair value in accordance with ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, as the Public Warrants and Private Warrants are not considered indexed to the Company's stock.
Income Taxes—Income taxes are calculated in accordance with ASC 740, Accounting for Income Taxes. An estimated annual effective tax rate is applied to year-to-date income (loss). At the end of each interim period, the estimated effective tax rate expected to be applicable for the full year is calculated. This method differs from that described in the Company’s income taxes policy footnote in the audited consolidated financial statements and related notes thereto for the

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
year ended December 31, 2022, which describes the Company’s annual significant income tax accounting policy and related methodology.
Revenue Recognition—The Company generates revenue from the following streams:
1)Mortgage platform revenue, net includes revenues generated from the Company's mortgage production process. See Note 4. The components of mortgage platform revenue, net are as follows:
1.Net gain (loss) on sale of loans—This represents the premium or discount the Company receives in excess of the loan principal amount and certain fees charged by loan purchasers upon sale of loans into the secondary market. Net gain (loss) on sale of loans includes unrealized changes in the fair value of LHFS which are recognized on a loan by loan basis as part of current period earnings until the loan is sold on the secondary market. The fair value of LHFS is measured based on observable market data. Also included within net gain (loss) on sale of loans is the day one recognition of the fair value of MSRs and any subsequent changes in the measurement of the fair value of the MSRs for loans sold servicing retained, including any gain or loss on subsequent sales of MSRs.
2.Integrated relationship revenue (loss)—Includes fees that the Company receives for originating loans on behalf of an integrated relationship partner which are recognized as revenue (loss) upon the integrated relationship partner’s funding of the loan. Some of the loans originated on behalf of the integrated relationship partner are purchased by the Company. Subsequent changes in fair value of loans purchased by the Company are included as part of current period earnings. These loans may be sold in the secondary market at the Company’s discretion for which any gain on sale is included in this account. For loans sold on the secondary market, the integrated relationship partner will receive a portion of the execution proceeds. A portion of the execution proceeds that is to be allocated to the integrated relationship partner is accrued as a reduction of integrated relationship revenue (loss) when the loan is initially purchased from the integrated relationship partner.
3.Changes in fair value of IRLCs and forward sale commitments—IRLCs include the fair value upon issuance with subsequent changes in the fair value recorded in each reporting period until the loan is sold on the secondary market. Fair value of forward sale commitments hedging IRLC and LHFS are measured based on quoted prices for similar assets.
2)Cash offer program revenue—The Company’s product offering includes a cash offer program (“Better Cash Offer”) where the Company works with a Buyer to identify and purchase a home directly from a property Seller. The Company will then subsequently sell the home to the Buyer. The Buyer may lease the home from the Company while the Buyer and Company go through the customary closing process to transfer ownership of the home to the Buyer. Arrangements where the Buyer leases the home from the Company are accounted for under ASC 842 while arrangements where the Buyer does not lease the home are accounted for under ASC 606. The Buyer does not directly or indirectly contract with the Seller.
For arrangements under the Better Cash Offer program that do not involve a lease, upon closing on the sale of the home from the Seller to the Company, the Company holds legal title of the home. The Company is responsible for any obligations related to the home while it holds title and is the legal owner and such is considered the principal in the transaction. The Company holds in inventory any homes where the Buyer does not subsequently purchase from the Company as well as homes held while the Company is waiting to transfer the home to the Buyer. Inventory of homes are included within prepaid expenses and other assets on the condensed consolidated balance sheets.
The Company recognizes revenue at the time of the closing of the home sale when title to and possession of the home are transferred to the Buyer. The amount of revenue recognized for each home sale is equal to the full sales price of the home. The contracts with the Buyers contain a single performance obligation that is satisfied upon the closing of the transaction and is typically completed in 1 to 90 days. The Company does not offer warranties for sold homes, and there are no continuing performance obligations following the transaction close date.
Also included in Better Cash Offer program revenue is revenue from transactions where the Company purchases the home from the Seller and subsequently leases the home to the Buyer until the title is transferred to the Buyer which is accounted for under ASC 842 in line with the Company’s accounting policy on sales-type leases as described above.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3)Other platform revenue consists of revenue from the Company’s additional homeownership offerings which primarily consist of title insurance, settlement services, and other homeownership offerings.
Title insurance, settlement services, and other homeownership offerings—Revenue from title insurance, settlement services, and other homeownership offerings is recognized based on ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). ASC 606 outlines a single comprehensive model in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company offers title insurance as an agent and works with third-party providers that underwrite the title insurance policies. For title insurance, the Company recognizes revenue from fees upon the completion of the performance obligation which is when the mortgage transaction closes. For title insurance, the Company is the agent in the transactions as the Company does not control the ability to direct the fulfillment of the service, is not primarily responsible for fulfilling the performance of the service, and does not assume the risk in a claim against a policy.
Settlement services revenue includes fees charged for services such as title search fees, wire fees, policy and document preparation, and other mortgage settlement services. The Company recognizes revenues from settlement services upon completion of the performance obligation which is when the mortgage transaction closes. The Company may use a third-party to fulfill these services, but the Company is considered the principal in the transaction as it directs the fulfillment of the services and ultimately bears the risk of nonperformance. As the Company is the principal, revenues from settlement services are presented on a gross basis.
Performance obligations for title insurance and settlement services are typically completed 40 to 60 days after the commencement of the loan origination process. Payment for these services is typically settled in cash as part of closing costs to the borrower upon closing of the mortgage transaction.
Other homeownership offerings consists primarily of real estate services. For real estate services, the Company generates revenues from fees related to real estate agent services, including cooperative brokerage fees from the Company’s network of third-party real estate agents, as well as brokerage fees earned when the Company provides it’s in-house real estate agents to assist customers in the purchase or sale of a home. The Company recognizes revenues from real estate services upon completion of the performance obligation which is when the mortgage transaction closes. Performance obligations for real estate services are typically completed 40 to 60 days after the commencement of the home search process. Payment for these services is typically settled in cash as part of closing costs to the borrower upon closing of the mortgage transaction.
4)Net interest income (expense)—Includes interest income from LHFS calculated based on the note rate of the respective loan as well as interest expense on warehouse lines of credit.
Mortgage Platform Expenses—Mortgage platform expenses consist primarily of origination expenses, appraisal fees, processing expenses, underwriting, closing fees, servicing costs, and sales and operations personnel related expenses. Sales and operations personnel related expenses include compensation and related benefits, stock-based compensation, and allocated occupancy expenses and related overhead based on headcount. These expenses are expensed as incurred with the exception of stock-based compensation, which is recognized over the requisite service period.
Cash Offer Program Expenses—Better Cash Offer program expenses include the full cost of the home, including transaction closing costs and costs for maintaining the home before the legal title of the home is transferred to the Buyer. Better Cash Offer program expenses are recognized when title is transferred to the Buyer for arrangements recognized under ASC 606 and when the lease commences for arrangements recognized under ASC 842.
Other Platform Expenses—Other platform expenses relate to other non-mortgage homeownership activities, including settlement service expenses, lead generation, and personnel related costs. Settlement service expenses consist of fees for transactional services performed by third-party providers for borrowers while lead generation expenses consist of fees for services related to real estate agents. Personnel related expenses include compensation and related benefits, stock-based compensation, and allocated occupancy expenses and related overhead based on headcount. Other platform expenses

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
are expensed as incurred with the exception of stock-based compensation, which is recognized over the requisite service period.
General and Administrative Expenses—General and administrative expenses include personnel related expenses, including stock-based compensation and benefits for executive, finance, accounting, legal, and other administrative personnel. In addition, general and administrative expenses include external legal, tax and accounting services, and allocated occupancy expenses and related overhead based on headcount. General and administrative expenses are expensed as incurred with the exception of stock-based compensation, which is recognized over the requisite service period.
Marketing and Advertising Expenses—Marketing and advertising expenses consist of customer acquisition expenses, brand costs, paid advertising, and personnel related costs for brand teams. For customer acquisition expenses, the Company primarily generates loan origination leads through third-party financial service websites for which they incur “pay-per-click” expenses. A majority of the Company’s marketing and advertising expenses are incurred from leads purchased from these third-party financial service websites. Personnel related expenses include compensation and related benefits, stock-based compensation, and allocated occupancy expenses and related overhead based on headcount. Marketing and advertising expenses are expensed as incurred with the exception of stock-based compensation, which is recognized over the requisite service period.
Technology and Product Development Expenses—Technology and product development expenses consist of employee compensation, amortization of capitalized internal-use software costs related to the Company’s technology platform, and expenses related to vendors engaged in product management, design, development, and testing of the Company’s websites and products. Employee compensation consists of stock-based compensation and benefits related to the Company’s technology team, product and creative team, and engineering team. Technology and product development expenses also include allocated occupancy expenses and related overhead based on headcount. Technology and product development expenses are expensed as incurred with the exception of stock-based compensation, which is recognized over the requisite service period.
Segments—The Company has one reportable segment. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a company-wide basis for purposes of allocating resources and evaluating financial performance.
Emerging Growth Company and Smaller Reporting Company Status—Under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) it affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Better’s consolidated revenues were below $1.235 billion for the year ended December 31, 2022. Aurora had no consolidated revenues for the year ended December 31, 2022 and qualified as an emerging growth company. As a result, Better Home & Finance qualifies as an emerging growth company and is eligible for relief from regulatory requirements provided to emerging growth companies. The Company also is a smaller reporting company, as defined in the rules under the Securities Exchange Act of 1934 (the “Exchange Act”). Even after the Company no longer qualifies as an emerging growth company, the Company may still qualify as a smaller reporting company, which would allow it to continue taking advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements. In addition, for so long as the Company continues to qualify as a non-accelerated filer, it will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In addition, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of the original guidance. Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (or “LIBOR”) by September 30, 2023. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. The guidance is effective for all companies as of March 12, 2020 and can generally be applied through December 31, 2022. In December 2022, FASB issued ASU 2022-06, Reference Rate Reform ("Topic 848"): Deferral of the Sunset Date of Topic 848, because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this Update defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The adoption of the new guidance did not have a material impact on the condensed consolidated financial statements.

3. Business Combination
The Business Combination has been accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Aurora was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Better issuing stock for the net assets of Aurora, accompanied by a recapitalization. The net assets of Aurora were recorded at fair value (which approximated historical cost considering the nature of the assets transferred), with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Better.
At the Closing of and in connection with the Business Combination, the following occurred:
•Exchange of Legacy Better Stock—Each outstanding share of Better common stock prior to the Business Combination (“Legacy Better Stock”), each warrant to purchase preferred stock was exercised and all series of preferred stock were converted to common stock and exchanged for approximately 3.06 shares (the "Exchange Ratio") of the Company’s common stock. Outstanding options to purchase Legacy Better common stock and restricted stock units ("RSUs") were converted into the right to receive options or warrants to purchase shares of Class B common stock or RSUs representing the right to receive shares of Class B common stock, as applicable, on the same terms and conditions that are in effect with respect to such options or RSUs on the day of the closing of the Business Combination, subject to adjustments using the Exchange Ratio.
•Private and Public Warrants—6,075,047 redeemable public warrants to acquire shares of Aurora (“Public Warrants”), together with 3,733,358 private warrants to acquire shares of Aurora (“Private Warrants” and, together with the Public Warrants, the “Warrants”), have converted into warrants to acquire shares of Better Home & Finance Class A common stock. As contemplated by the Sponsor Agreement, dated as of May 10, 2021, by and among Aurora and Novator Capital Sponsor Ltd. (“Sponsor”) (as amended, the “Sponsor Agreement”), Sponsor forfeited 1,715,014 Private Warrants, effective as of the Closing Date, which comprised 50% of the Private Warrants held by Sponsor on May 10, 2021. Each Warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share, subject to certain adjustments. The Warrants became exercisable at any time commencing 30 days after the completion of the Business Combination (which for the avoidance of doubt was September 21, 2023), and will expire five years after the Business Combination or earlier upon redemption or liquidation.
•Sponsor locked-up Shares—Pursuant to the Sponsor Agreement, the Sponsor forfeited upon Closing 50% of the Aurora private warrants and 20% of the Sponsor’s shares of Better Home & Finance Class A common stock as of the Closing became subject to transfer restrictions, contingent upon the price of Better Home & Finance Class A common stock exceeding certain thresholds (the “Sponsor Locked-Up Shares”). The Sponsor Locked-Up Shares will be released in three tranches if the volume weighted average price (the “VWAP”) of Better Home & Finance Class A common stock exceeds certain price thresholds: (i) one-third of such shares will be released if VWAP for any 20 trading days during any consecutive 30-trading day period exceeds $12.50 per share, (ii) one-third of such shares will be released if the VWAP for any 20 trading days during any consecutive 30-trading day period exceeds $15.00 per share, and (iii) one-third of such shares will be released if the VWAP for any 20 trading days during any consecutive 30-trading day period exceeds $17.50 per share. In addition to the transfer restriction, upon certain change in control events included in the Sponsor Agreement, if there is a change in control event within five years following the Closing, the shares which have not reached the thresholds stated above will be forfeited. If after five years there is no such change in control event, the lock-up period will go on in perpetuity until the price thresholds are met.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Aurora Trust Account—The Company received gross cash consideration of $21.4 million as a result of the reverse recapitalization as well as $0.2 million from Aurora’s operating cash account.
•Post-Closing Convertible Notes—The Company received $528.6 million from SoftBank as a result of issuing notes, see Note 10 for further details.
•Sponsor Share Purchase—The purchase for $17.0 million by the Sponsor of 1.7 million shares of Better Home & Finance Class A common stock.
•Conversion of Convertible Preferred Stock and Exercise of Convertible Preferred Stock Warrants—See Note 17 for further details.
•Conversion of Pre-Closing Bridge Notes—See Note 10 for further details.
•Transaction or Exchange costs—The Company incurred $21.4 million of equity issuance costs, consisting of financial advisory, legal, share registration, and other professional fees, which are recorded to additional paid-in capital as a reduction of transaction proceeds.
The number of shares of common stock issued immediately following the Business Combination was as follows:

	Number of Shares
	Class A	Class B	Class C
Legacy Better Stockholders	40,601,825	574,407,420	6,877,283
Legacy Aurora Shareholders	210,098	—	—
Sponsor and affiliates of Aurora	10,488,812	—	—
Pre-Closing Bridge Note Investors	40,000,000	—	65,000,000
Total	91,300,735	574,407,420	71,877,283
4. Revenue and Sales-Type Leases
Revenue— The Company disaggregates revenue based on the following revenue streams:
Mortgage platform revenue, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Net gain (loss) on sale of loans	$7,120	$(10,125)	$36,689	$(59,105)
Integrated partnership revenue (loss)	3,067	2,265	9,797	(8,526)
Changes in fair value of IRLCs and forward sale commitments	4,019	18,947	8,441	174,217
Total mortgage platform revenue, net	$14,207	$11,087	$54,927	$106,586
Cash offer program revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Revenue related to ASC 606	$—	$749	$—	$11,333
Revenue related to ASC 842	—	8,991	304	214,764
Total cash offer program revenue	$—	$9,739	$304	$226,096

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other platform revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Real estate services	$651	$3,983	$6,214	$20,735
Title insurance	13	220	45	6,975
Settlement services	2	130	15	4,190
Other homeownership offerings	668	1,355	3,082	3,723
Total other platform revenue	$1,333	$5,688	$9,355	$35,623
Sales-type Leases—The following table presents the revenue and expenses recognized at the commencement date of sales-type leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Cash offer program revenue	$—	$8,991	$304	$214,764
Cash offer program expenses	$—	$8,944	$278	$215,972
5. Restructuring and Impairments
In December 2021, the Company initiated an operational restructuring program that included plans for costs reductions in response to a difficult interest rate environment as well as a slowing housing market. The restructuring program, which continued during the nine months ended September 30, 2023, consists of reductions in headcount and any associated costs which primarily include one-time employee termination benefits. The Company expects the restructuring initiatives to continue at least through the end of 2023.
Due to the reduced headcount, the Company has also reduced its real estate footprint. The Company has impaired right-of-use assets related to office space that is no longer in use or has been completely abandoned. Leases where the Company is unable to terminate or amend the lease with the landlord remain on the balance sheet under lease liabilities. In February 2023, the Company entered into a lease amendment with a landlord to surrender an office floor and reassign the lease to a third party. The amendment relieves the Company of the primary obligation under the original lease and as such is considered a termination of the original lease. In February 2023, the Company impaired the right-of-use asset of $13.0 million and removed the lease liability of $13.0 million related to one of the office spaces and as part of the amendment the Company incurred a loss of $5.3 million which included a $4.7 million payment in cash to the third party and $0.6 million other related fees to terminate the lease early. For the three months ended September 30, 2023 and 2022, the Company impaired property and equipment of none and $0.2 million, respectively, which was related to termination of lease agreement and sale of laptops resulting from a reduction in the workforce. For the nine months ended September 30, 2023 and 2022, the Company impaired property and equipment of $4.8 million and $3.1 million, respectively, which was related to the termination of the lease agreements and sale of laptops resulting from a reduction in the workforce.
The Company assessed the loan commitment asset for impairment as there were factors that indicated that it was probable that the asset had been impaired on September 30, 2022 as the probability of the Company meeting the criteria to draw on the Post-Closing Convertible declined.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2023 and 2022, the Company’s restructuring and impairment expenses consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Employee one-time termination benefits	$765	$5,277	$2,320	$99,291
Impairment of loan commitment asset	—	38,330	—	105,604
Impairments of Right-of-Use Assets	—	1,897	413	4,391
Real estate restructuring loss	—	—	5,284	—
(Gain) on lease settlement	(86)	—	(1,063)	—
Impairment of property and equipment	—	197	4,844	3,124
Other impairments		80		80
Total Restructuring and Impairments	$679	$45,781	$11,798	$212,490
As of September 30, 2023 and December 31, 2022, respectively, the Company had an immaterial liability related to employee one-time termination benefits that were yet to be paid. The cumulative amount of one-time termination benefits, impairment of loan commitment asset, impairment of right-of-use assets, and impairment of property and equipment as of September 30, 2023 is $121.6 million, $105.6 million, $6.6 million, and $8.9 million, respectively.
6. Mortgage Loans Held for Sale and Warehouse Lines of Credit
The Company has the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	September 30, 2023	December 31, 2022
Funding Facility 1 (1)	October 31, 2023	$100,000	$—	$89,673
Funding Facility 2 (2)	August 4, 2023	—	—	9,845
Funding Facility 3 (3)	December 8, 2023	149,000	73,536	44,531
Funding Facility 4 (4)	August 3, 2024	175,000	—	—
Total warehouse lines of credit		$424,000	$73,536	$144,049
__________________
(1)Interest charged under the facility is the greater of i) a) thirty day term SOFR plus three and one-eighth percent for each repurchase and non-qualifying mortgage loans, and b) interest rate charged on the note (“Note Rate”) minus one and one-half percent and ii) a) thirty day term SOFR plus two and one-eight percent for each mortgage loans that is not a non-qualifying or a repurchase mortgage loan, and b) the Note Rate minus one and one-eighth percent. Cash collateral deposit of $15.0 million is maintained and included in restricted cash. Subsequent to September 30, 2023, the facility matured on October 31, 2023 and the Company extended the maturity to November 30, 2023.
(2)Interest charged under the facility is at the one month SOFR plus 1.77%. There is no cash collateral deposit maintained as of September 30, 2023. The facility matured on August 4, 2023 and the Company did not extend beyond maturity.
(3)Interest charged under the facility is at the one month SOFR plus 1.60% - 2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash. The Company extended the maturity from September 8, 2023 to December 8, 2023 during the three months ended September 30, 2023.
(4)Interest charged under the facility is at the one month SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of September 30, 2023.

For the nine months ended September 30, 2023 and 2022, the weighted average interest rate for the warehouse lines of credit was 6.92% and 4.94%, respectively. The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth, liquid assets, current ratios, liquidity ratios, leverage ratios, and earnings. In addition, these warehouse lines also require the Company to maintain compensating cash balances which aggregated to $18.8 million and $15.0 million as of September 30, 2023 and December 31, 2022, respectively, and are

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
included in restricted cash on the accompanying condensed consolidated balance sheets. The Company was in compliance with all financial covenants under the warehouse lines as of September 30, 2023.
The unpaid principal amounts of the Company’s LHFS are also pledged as collateral under the relevant warehouse funding facilities. The Company’s LHFS are summarized below by those pledged as collateral and those fully funded by the Company:

(Amounts in thousands)	September 30, 2023	December 31, 2022
Funding Facility 1	$43,288	$101,598
Funding Facility 2	—	10,218
Funding Facility 3	83,582	46,356
Total LHFS pledged as collateral	126,870	158,172
Company-funded LHFS	19,890	136,599
Company-funded Home Equity Line of Credit	19,335	8,320
Total LHFS	166,095	303,091
Fair value adjustment	(6,070)	(54,265)
Total LHFS at fair value	$160,025	$248,826
Average days loans held for sale, other than Company-funded LHFS and Company-funded HELOC, for the three and nine months ended September 30, 2023 and 2022 were approximately 21 days, 14 days and 21 days and 17 days, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of September 30, 2023 and December 31, 2022, the Company had $1.6 million (4 loans) and $3.0 million (7 loans), respectively, in unpaid principal balance of loans either 90 days past due or non-performing.
In July 2023, the Company sold the majority of Company-funded LHFS in bulk to a single loan purchaser for a total sale price of $113.2 million. These Company funded LHFS were pledged as collateral under the Company’s 2023 Credit Facility (see Note 10) and as such of the total sale price, $98.4 million of cash was remitted directly to the Lender (as defined in Note 10) and $14.8 million of cash was remitted to the Company.
7. Goodwill and Internal Use Software and Other Intangible Assets, Net
In January 2023, the Company completed an acquisition of Goodholm Finance Ltd. (“Goodholm”), a regulated U.K. based mortgage lender and servicer, providing outsourced administration of mortgages, loans and collection portfolios. The Company paid a total cash consideration of $2.9 million for the acquisition. In connection with this acquisition, the Company recognized the following assets and liabilities:

(Amounts in thousands)	As of Acquisition Date
Cash and cash equivalents	$283
Property and equipment	20
Indefinite lived intangibles - Licenses	1,186
Goodwill	1,741
Other assets (1)	65
Accounts payable and accrued expenses (1)	(161)
Other liabilities (1)	(193)
Net assets acquired	$2,941
__________________
(1)Carrying value approximates fair value given their short-term maturity periods
Intangible assets acquired consist of regulatory licenses. The acquisition was not material to the Company's condensed consolidated financial statements. Accordingly, pro forma results of this acquisition have not been presented.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In April 2023, the Company completed the acquisition of a U.K.-based banking entity after obtaining regulatory approval from the financial control authorities in the U.K. The Company acquired Birmingham Bank Ltd. (“Birmingham”), a regulated bank, offering a range of financial products and services to consumers and small businesses. The acquisition will allow the Company to grow and expand operations in the U.K. by enabling the Company to improve the mortgage process for U.K. mortgage borrowers. The Company acquired 100% of the equity of Birmingham for a total consideration of $19.3 million, which consists of $15.9 million in cash and $3.4 million in deferred consideration in the form of an earn out which is included within other liabilities on the condensed consolidated balance sheet at the acquisition date.
In connection with this acquisition, the Company recognized the following assets and liabilities:

(Amounts in thousands)	As of Acquisition Date
Cash and cash equivalents	$2,907
Accounts receivable (1)	60
Short-term investments	8,729
Other assets	7,530
Property and equipment	83
Finite lived intangibles	854
Indefinite lived intangibles - Licenses	31
Goodwill	12,300
Accounts payable and accrued expenses (1)	(248)
Customer deposits	(12,374)
Other liabilities (1)	(586)
Net assets acquired	$19,286
__________________
(1)Carrying value approximates fair value given their short-term maturity periods
Intangible assets acquired consist of trade name, core deposits intangibles, and regulatory licenses. The acquisition was not material to the Company's condensed consolidated financial statements. Accordingly, pro forma results of this acquisition have not been presented.
Changes in the carrying amount of goodwill, net consisted of the following:

Nine Months Ended September 30,
(Amounts in thousands)	2023
Balance at beginning of period	$18,525
Goodwill acquired—Goodholm & Birmingham	14,041
Effect of foreign currency exchange rate changes	(74)
Balance at end of period	$32,492
No impairment of goodwill was recognized for the three and nine months ended September 30, 2023 and 2022.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Internal use software and other intangible assets, net consisted of the following:

	As of September 30, 2023
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$136,092	$(94,835)	$41,257
Intellectual property and other	6.2	4,322	(1,402)	2,920
Total Intangible assets with finite lives, net		140,413	(96,237)	44,176
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		2,410	—	2,410
Total Internal use software and other intangible assets, net		$144,643	$(96,237)	$48,406

	As of December 31, 2022
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$123,734	$(67,319)	$56,415
Intellectual property and other	7.5	3,449	(838)	2,611
Total Intangible assets with finite lives, net		127,183	(68,157)	59,026
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		1,150	—	1,150
Total Internal use software and other intangible assets, net		$130,153	$(68,157)	$61,996
The Company capitalized $5.0 million and $3.0 million in internal use software and website development costs during the three months ended September 30, 2023 and 2022, respectively. Included in capitalized internal use software and website development costs are $2.5 million and $0.8 million of stock-based compensation costs for the three months ended September 30, 2023 and 2022, respectively. Amortization expense totaled $9.3 million and $9.0 million during the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, no impairment was recognized relating to intangible assets. The Company capitalized $12.4 million and $22.8 million in internal use software and website development costs during the nine months ended September 30, 2023 and 2022, respectively. Included in capitalized internal use software and website development costs are $3.9 million and $3.0 million of stock-based compensation costs for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense totaled $28.1 million and $26.1 million during the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, no impairment was recognized relating to intangible assets.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following:

	As of September 30,	As of December 31,
(Amounts in thousands)	2023	2022
Prepaid expenses	$27,095	$26,366
Tax receivables	9,717	18,139
Security Deposits	15,233	14,369
Loans held for investment	4,163	—
Prepaid compensation asset	—	5,615
Inventory—Homes	—	1,139
Net investment in lease	$—	$944
Total prepaid expenses and other assets	$56,208	$66,572
Prepaid Compensation Asset—Prepaid compensation asset, which is related to prepaid expenses and other assets as shown in the table above, consists of a one-time retention bonus given to Kevin Ryan, Chief Financial Officer of the Company, in the form of a forgivable loan of $6.0 million, with an annual compounding interest rate of 3.5% on August 18, 2022. Subject to Mr. Ryan’s active employment by the Company and status of good standing on each of December 1, 2023, December 1, 2024, December 1, 2025 and December 1, 2026, 25% of the principal amount of, and accrued and unpaid interest on, the loan will be forgivable on each such dates. Further, the outstanding principal and interest will be forgivable upon Mr. Ryan’s death, termination as part of a reduction in force, the elimination or substantial reduction of Mr. Ryan’s role, a change in control of the Company, the Company’s insolvency or filing of bankruptcy or Mr. Ryan’s termination by the Company without cause. The loan will also be forgiven if it would violate applicable law, including Section 402 of the Sarbanes-Oxley Act as implemented in Section 13(k) of the Exchange Act. In the event of Mr. Ryan’s voluntary separation from the Company or termination by the Company for cause, any outstanding principal and interest will be due in full on the date that is twenty-four (24) months from the date of termination. The Company was recognizing the expense ratably over time until December 1, 2026 or until forgiveness based on the events discussed above.
In August 2023, in connection with and prior to the closing of the Merger, the Company has forgiven Mr. Ryan’s loan in the amount of $6.0 million plus accrued interest of $0.2 million and as such the Company is in compliance with Section 402 of the Sarbanes-Oxley Act as implemented in Section 13(k) of the Exchange Act.
As a result of the forgiveness, the Company has recognized $4.8 million and $0.1 million of compensation expense during the three months ended September 30, 2023 and 2022, respectively. The Company has recognized $5.5 million and $0.1 million of compensation expense during the nine months ended September 30, 2023 and 2022, respectively. In addition, the Company has agreed to reimburse and make whole Mr. Ryan with the withholding taxes incurred in connection with the forgiveness of the loan which resulted in additional compensation expense of $3.9 million for the three and nine months ended September 30, 2023.
Loans Held for Investment—The Company holds a small amount of loans held for investment, which were acquired as part of the Birmingham acquisition in April 2023. For these loans, management has the intent and ability to hold for the foreseeable future or until maturity or payoff and are reported at amortized cost, which is the principal amount outstanding, net of cumulative charge-offs, unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans.
The allowance for credit losses is a valuation account that is deducted from the loans held for investment amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the loan balance is deemed to be uncollectible. Management's estimation of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts, including expected defaults and prepayments. The Company recognized an immaterial current expected credit loss for loans held for investment as of September 30, 2023.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Customer Deposits
The following table presents average balances and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$2,190	2.92%	$—	—%
Term	2,962	2.13%	—	—%
Savings	4,991	2.18%	—	—%
Total Deposits	$10,143	2.41%	$—	—%

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$2,842	2.62%	$—	—%
Term	2,402	1.66%	—	—%
Savings	5,511	1.97%	—	—%
Total Deposits	$10,755	2.08%	$—	—%

The following table presents maturities of customer deposits:

(Amounts in thousands)	As of September 30, 2023
Demand deposits	$4,795
Maturing In:
2023	2,608
2024	2,299
2025	206
2026	—
2027	—
Thereafter	—
Total	$9,908
Interest Expense on deposits is recorded in warehouse interest expense in the condensed consolidated statements of operations and comprehensive loss for the periods indicated as follows:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
(Amounts in thousands)	2023	2022	2023	2022
Notice	$22	$—	$43	$—
Term	4	—	10	—
Savings	26	—	54	—
Total Interest Expense	$52	$—	$107	—
Deposits are for U.K. banking clients and are protected up to £85.0 thousand ($103.7 thousand) per eligible person by the Financial Services Compensation Scheme in the U.K. Of the total customer deposits as of September 30, 2023, $1.0 million were over the applicable insured amount.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. Corporate Line of Credit and Preclosing Bridge Notes
Corporate Line of Credit—As of September 30, 2023 and December 31, 2022, the Company had none and $144.4 million, respectively, of outstanding borrowings on the line of credit, which are recorded net of the unamortized portion of the warrant discount and debt issuance costs within corporate line of credit, net in the condensed consolidated balance sheets. The Company had none and $2.0 million of unamortized warrant issuance related discount and debt issuance costs as of September 30, 2023 and December 31, 2022, respectively.
In February 2023, the Company entered into a loan and security agreement (the “2023 Credit Facility”) with Clear Spring Life and Annuity Company, an entity affiliated with the previous agent and acting as an agent for such lenders (together, the “Lender”) to amend its previously existing loan and security agreement (the “2021 Credit Facility”). The terms of the 2023 Credit Facility granted relief from the acceleration of payments under minimum revenue triggers from the 2021 Credit Facility. The 2023 Credit Facility split the principal balance into two tranches, tranche “AB” in the amount of $96.7 million and Tranche “C” in the amount of $26.9 million. Tranche AB was backed by assets that the Company pledged, mainly loans held for sale that the Company fully owned while Tranche C was secured by other assets of the Company. Tranche AB had a fixed interest rate of 8.5% and Tranche C had a variable interest rate based on the SOFR reference rate for a one-month tenor plus 9.5%.
During the nine months ended September 30, 2023, the Company paid off $144.4 million owed in principal balance on the 2023 Credit Facility. The Company made the final principal payment to the Lender in August 2023 and as the Company repaid the 2023 Credit Facility in full earlier than what was contractually required, the Company paid a make-whole amount that represents minimum interest for the Lender in the amount of $4.5 million. The Company also amortized the remaining unamortized debt issuance costs in the amount of $5.1 million as part of interest and amortization on non-funding debt expense within the consolidated statements of operations and comprehensive loss.
For the three months ended September 30, 2023, the Company recorded a total of $11.3 million related to interest expense as follows: $6.1 million in interest expense related to the line of credit and $5.2 million in interest expense related to the amortization of deferred debt issuance costs and discount and other debt servicing fees which is included in interest and amortization on non-funding debt expense, net within the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2023, the Company recorded a total of $17.6 million related to interest expense as follows: $11.5 million in interest expense related to the line of credit and $6.0 million in interest expense related to the amortization of deferred debt issuance costs and discount and other debt servicing fees which is included in interest and amortization on non-funding debt expense, net within the condensed consolidated statements of operations and comprehensive loss.
For the three months ended September 30, 2022, the Company recorded a total of $2.8 million related to interest expense as follows: $2.4 million in interest expense related to the line of credit and $0.3 million in interest expense related to the amortization of deferred debt issuance costs and discount and other debt servicing fees which is included in interest and amortization on non-funding debt expense within the consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2022, the Company recorded a total of $9.6 million related to interest expense as follows: $8.5 million in interest expense related to the line of credit and $0.8 million in interest expense related to the amortization of deferred debt issuance costs and discount and other debt servicing fees which is included in interest and amortization on non-funding debt expense within the consolidated statements of operations and comprehensive loss.
Pre-Closing Bridge Notes—The carrying value of the Pre-Closing Bridge Notes as of December 31, 2022 is $750.0 million and is included in the condensed consolidated balance sheets. In connection with the Closing of the Business Combination, the Pre-Closing Bridge Notes held by SoftBank in an aggregate principal amount of $650.0 million automatically converted into Better Home & Finance Class C common stock at a conversion price of $10.00 per share (the “Bridge Note Conversion”). In connection with the Bridge Note Conversion, the Company issued an aggregate 65.0 million shares of Better Home & Finance Class C common stock to a trust designated by SoftBank to distribute such shares to SoftBank upon satisfaction of certain conditions. In addition, pursuant to the letter agreement, dated as of February 7, 2023, by and among Aurora, the Company and the Sponsor (the “Second Novator Letter Agreement”) and the letter agreement, dated August 22, 2023, by and among Aurora, Better and the Sponsor (the “Novator Exchange Agreement”), the Pre-Closing Bridge Notes held by the Sponsor in an aggregate principal amount of $100.0 million were exchanged for 40.0 million shares of Better Home & Finance Class A common stock.
The Company recorded none and $80.1 million in interest expense on Pre-Closing Bridge Notes from the amortization of the discount during the three months ended September 30, 2023 and 2022, respectively, included within the condensed

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
consolidated statements of operations and comprehensive loss. The Company recorded none and $213.5 million in interest expense on Pre-Closing Bridge Notes from the amortization of the discount during the nine months ended September 30, 2023 and 2022, respectively, included within the condensed consolidated statements of operations and comprehensive loss.
Issuance of Post-Closing Convertible Notes—In connection with the Closing of the Business Combination, the Company issued to SoftBank senior subordinated convertible notes in the aggregate principal amount of $528.6 million (the “Post-Closing Convertible Notes”), $550.0 million less approximately $21.4 million released to the Company at the Closing from Aurora’s trust account, pursuant to an Indenture, dated as of August 22, 2023 (the “Indenture”). The Post-Closing Convertible Notes bear 1% interest per annum and mature on August 22, 2028, unless earlier converted or redeemed. Per the Indenture, the Company may elect to pay all or any portion of interest in kind by issuing to the holder of such note an additional note or in cash. Upon issuing the Convertible Notes, the loan commitment asset on Better’s balance sheet as of December 31, 2022 in the amount of $16.1 million, associated with the right to draw the Post-Closing Convertible Notes, is reflected as a debt discount which will be amortized as part of interest expense over the term of the Post-Closing Convertible Notes. As of September 30, 2023, the carrying amount of the Post-Closing Convertible Notes was $513.0 million on the condensed consolidated balance sheets.
The Post-Closing Convertible Notes are convertible, at the option of SoftBank, into shares of the Company’s Class A common stock, with an initial conversion rate per $1,000 principal amount of Post-Closing Convertible Notes equal to (a) $1,000 divided by (b) a dollar amount equal to 115% of the First Anniversary VWAP (as defined in the Indenture), subject to adjustments as described therein. The Indenture provides that the First Anniversary VWAP may be no less than $8.00 and no greater than $12.00, subject to adjustments as described therein. The Post-Closing Convertible Notes may be redeemed at the option of the Company at a redemption price of 115% of par plus accrued interest in cash, at any time on or before the 30th trading day prior to the maturity date of the Post-Closing Convertible Notes if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during the 30 trading day period ending on, and including, the trading day immediately preceding the date of notice of optional redemption.
The Post-Closing Convertible Notes permit the Company to designate up to $150 million of indebtedness that is senior to the Post-Closing Convertible Notes, in addition to certain other customary exceptions. In addition, the Indenture requires that if a domestic subsidiary of the Company guarantees other senior indebtedness of the Company, such subsidiary would also be required to guarantee the notes, subject to certain exceptions for non-profit subsidiaries and regulated mortgage origination subsidiaries.
For the three and nine months ended September 30, 2023, the Company recorded a total of $0.5 million and $0.5 million respectively, of interest expense related to the Post-Closing Convertible Notes. Interest expense from the Post-Closing Convertible Notes is included in interest and amortization on non-funding debt expense, net within the condensed consolidated statements of operations and comprehensive loss.
11. Related Party Transactions
The Company has entered into a number of commercial agreements with related parties, which management believes provide the Company with products or services that are beneficial to its commercial objectives. Often these products and services have been tailored to the Company’s specific needs or are part of new pilot programs, both for the Company and the counterparty, for which there are not clear alternative vendors offering comparable services to compare pricing with. It is reasonable to assume that none of these related party commercial agreements were structured at arm’s length and therefore may be beneficial to the counterparty.
1/0 Capital—The Company is a party to an employee and expense allocation agreement with 1/0 Capital, LLC (“1/0 Capital”), an entity affiliated with 1/0 Real Estate, LLC (“1/0 Real Estate”) (an entity wholly owned by 1/0 Holdco, in which Vishal Garg, the Chief Executive Officer of the Company, and the Company’s executive officers each hold a more than five percent ownership interest). Under the employee and expense allocation agreement, 1/0 Capital provides the Company access to certain employees in exchange for reasonable consideration in the form of fees based on their time, as well as IT support services. Any intellectual property created under the agreement by 1/0 Capital employees working on behalf of the Company belongs to the Company. The term of the agreement will continue in perpetuity. The services provided by 1/0 Capital are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with this agreement, the Company reduced the accrued expense by $27.0 thousand and $187.3 thousand in the three months ended September 30, 2023 and 2022, respectively. As part of this agreement, the Company may provide access to certain of its employees for use by 1/0 Capital which reduced the amounts owed to 1/0 Capital by

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
none and none for the three months ended September 30, 2023 and 2022, respectively. The Company recorded a reduction of expenses of $27.0 thousand and $187.3 thousand for the three months ended September 30, 2023 and 2022, respectively, which are included within general and administrative expenses on the consolidated statements of operations and comprehensive loss. The Company incurred gross expenses of $6.4 thousand and $386.8 thousand in the nine months ended September 30, 2023 and 2022, respectively. As part of this agreement, the Company may provide access to certain of its employees for use by 1/0 Capital which reduced the amounts owed to 1/0 Capital by none and $18.2 thousand for the nine months ended September 30, 2023 and 2022, respectively. The Company recorded net expenses of $6.4 thousand and $368.6 thousand for the nine months ended September 30, 2023 and 2022, respectively, which are included within general and administrative expenses on the consolidated statements of operations and comprehensive loss. The Company is invoiced on a net basis and recorded a $144.4 thousand and $177.0 thousand payable as of September 30, 2023 and December 31, 2022, respectively, included within other liabilities, respectively, on the condensed consolidated balance sheets.
TheNumber—The Company originally entered into a data analytics services agreement in August 2016 with TheNumber, LLC (“TheNumber”), an entity affiliated with both Vishal Garg, the Chief Executive Officer of the Company, and 1/0 Real Estate.
In September 2021, the Company and TheNumber entered into a technology integration and license agreement, which was amended in November 2021, to develop a consumer credit profile technology which is to be launched in three stages. The first stage involves testing TheNumber’s limited graph Application Programming Interface (“API”) in a testing environment with test data. The second stage involves data such as credit, income, and assets of staged borrowers meeting certain measures of speed and performance. The third stage requires TheNumber to run the product and serve all borrowers on the production side as well as provide data to the Company from its rich data set. The listed services provided by TheNumber are lead generation, market rate analysis, lead growth analysis, property listing analysis, automated valuation models, and financial risk analysis. Both parties agreed to jointly develop all aspects of this program, and the agreement provides for the utilization of TheNumber employees by the Company. In January 2023, the agreement was extended for an additional year. The services provided by TheNumber are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with these agreements, the Company paid expenses of $66.9 thousand and $617.7 thousand for the three months ended September 30, 2023 and 2022 respectively, which are included within mortgage platform expenses on the condensed consolidated statements of operations and comprehensive loss. The Company paid expenses of $438.0 thousand and $1,123.0 thousand for the nine months ended September 30, 2023 and 2022 respectively, which are included within mortgage platform expenses on the condensed consolidated statements of operations and comprehensive loss and had a payable of $204.3 thousand and $232.0 thousand as of September 30, 2023 and December 31, 2022, respectively, within other liabilities on the condensed consolidated balance sheets.
Holy Machine—In January 2018, the Company entered into a consulting agreement (the “2018 Holy Machine Consulting Agreement”) with Holy Machine LLC (“Holy Machine”) an entity controlled by Aaron Schildkrout, a former member of Better’s board of directors (the “Better Board”). Aaron Schildkrout resigned from the Better Board on June 8, 2022 and as an advisor shortly thereafter. The 2018 Holy Machine Consulting Agreement provided for consulting services related to executive recruiting and such other services as mutually agreed upon, and grants Holy Machine 603,024 options with a 4-year vesting period and no cliff at two times the fair market value of the Company. Further, any inventions, discoveries, improvements or works of authorship made by Holy Machine and the results thereof that may be considered works made for hire shall be assigned to the Company and be the Company’s exclusive property to which the Company has the exclusive right to obtain and own all copyrights. In May 2020, the parties entered into an amendment to the 2018 Holy Machine Consulting Agreement to insert terms relating to compliance with applicable laws, contracts, and indemnification among the parties. No other terms of the 2018 Holy Machine Consulting Agreement were altered. The agreement ended in November 2022.
In July 2020, the Company and Holy Machine entered into a new consulting agreement (the “2020 Holy Machine Consulting Agreement”). The 2020 Holy Machine Consulting Agreement granted Holy Machine (i) the option to purchase 764,143 shares of Better’s common stock, with an accompanying stock option agreement having a term of 10 years, at the then fair market value at the time of the grant and (ii) the option to purchase 764,143 shares of Better’s common stock, with an accompanying stock option agreement having a term of 10 years, with an exercise price per share equal to (a) $5.14 minus (b) the then current fair market value at the time of grant. Both tranches of granted options vest each month on the same day of the month as the vesting commencement date of April 18, 2020, subject to Holy Machine continuing to provide consulting services through each such date, and both have change in control vesting provisions which would result

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
in 100% of unvested options vesting should there be a change of control of the Company, as defined in such a stock option agreement. The services provided by Holy Machine were not integral to the Company’s technology platform and amounts incurred were not material to the Company. During the second quarter of 2022, Aaron Schildkrout resigned from the Better Board and resigned as an advisor to Better shortly thereafter. The Company recorded none and $37.5 thousand of expenses during the three months ended September 30, 2023 and 2022, respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recorded none and $137.5 thousand of expenses during the nine months ended September 30, 2023 and 2022, respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss and a payable of none and none as of September 30, 2023 and December 31, 2022, respectively, within other liabilities on the condensed consolidated balance sheets.
Notable—In October 2021, the Company entered into a private label and consumer lending program agreement (the “2021 Notable Program Agreement”) to provide home improvement lines of credit to qualified borrowers of the Company with Notable Finance, LLC (“Notable”), an entity in which Vishal Garg, the Chief Executive Officer of the Company, and 1/0 Real Estate collectively hold a majority ownership interest. The program is intended to be used by qualified customers of the Company for home improvement purchases (the “Home Improvement Line of Credit”).
This program required Notable to originate and service the loan and in consideration, the Company pays Notable $600 for each loan originated pursuant to the agreement. In connection with the 2021 Notable Program Agreement, Notable provided an unsecured personal loan product with an initial 12-month “draw period” during which the customers can use the approved loan amount and only pay interest on the used loan fund. Following this initial 12-month draw period, the customers are no longer able to withdraw funds and there is a 3 or 5-year “fixed” period to pay back the loan in full in months installments.
For the three months ended September 30, 2023, the Company incurred $16.3 thousand of expenses under the agreement, which are included within mortgage platform expenses on the condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2022, the Company incurred $74.3 thousand of expenses under the agreement, $31.9 thousand of which are included within marketing expenses and $42.4 thousand of which are included within mortgage platform expenses on the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2023, the Company incurred $38.5 thousand of expenses under the agreement, which are included within mortgage platform expenses on the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2022, the Company incurred $74.3 thousand of expenses under the agreement, $31.9 thousand of which are included within marketing expenses and $42.4 thousand of which are included within mortgage platform expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recorded a payable of $10.0 thousand and $15.0 thousand included within other liabilities on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
In January 2022, Better Trust I, a subsidiary of the Company entered into a master loan purchase agreement (the “Notable MLPA”) with Notable to purchase from Notable up to $20.0 million of unsecured home improvement loans underwritten and originated by Notable for the Company’s customers. Under the Notable MLPA, Notable originated home improvement loans, all of which Notable makes available for purchase by the Company. No additional cost outside the sale of the loan was contemplated by the Notable MLPA. The services provided by Notable are not integral to the Company’s technology platform and expenses incurred are not material to the Company. As of September 30, 2023 and December 31, 2022, the Company had $6.8 million and $8.3 million of unsecured home improvement loans from Notable, which are included within mortgage loans held for sale, at fair value on the condensed consolidated balance sheets.
Truework—The Company is a party to a data analytics services agreement with Zethos, Inc., (“Truework”), an entity in which Vishal Garg, the Chief Executive Officer of the Company, is an investor. Under the data analytics services agreement, Truework provides digital Verification of Employment (“VOE”) and Verification of Income (“VOI”) services to the Company during the mortgage loan origination process to confirm the employment and income of borrowers seeking a mortgage. This is data required for underwriting mortgages to the specifications of FNMA, FMCC, and private loan purchasers. These data services are standard product offerings of Truework, which they offer to a number of mortgage lenders. Truework is one of multiple vendors the Company uses for VOE and VOI services, the largest other one being The Work Number by Equifax. The Company uses the two vendors interchangeably based on estimated lowest cost and turnaround time. The Company originally entered into the data services agreement in September 2020, and amended the agreement in October 2021 to run until September 30, 2023. In connection with usage of the services, the Company reduced the accrued expense of $8.6 thousand for the three months ended September 30, 2023, which is included within

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
mortgage platform expenses on the condensed consolidated statements of operations and comprehensive loss. The Company incurred expenses of $414.3 thousand for the three months ended September 30, 2022, which is included within mortgage platform expenses on the condensed consolidated statements of operations and comprehensive. The Company reduced the accrued expense of $7.4 thousand for the nine months ended September 30, 2023 and recorded the expense of $414.3 thousand nine months ended September 30, 2022, respectively, which is included within mortgage platform expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recorded a payable of $101.2 thousand and $16.2 thousand included within other liabilities on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
Share Repurchases—During the first quarter of 2022, Better repurchased from former member of the Better Board, Gabrielle Toledano, a total of 33,995 shares of Better’s common stock for an aggregate purchase price of $254,154 to defray taxes associated with vesting of equity awards of such shares. Ms. Toledano subsequently resigned from the Better Board in April 2022.
During the third quarter of 2022, Better repurchased from General Counsel and Chief Compliance Officer Paula Tuffin a total of 82,527 shares of Better common stock for an aggregate purchase price of $399,600 to defray taxes associated with vesting of equity awards of such shares.
Notes Receivable from Stockholders—The Company, previously at times, entered into promissory note agreements with certain employees for the purpose of financing the exercise of the Company’s stock options. These employees may have the ability to use the promissory notes to exercise stock options that have not yet been vested by the respective employees. Interest is compounded and accrued based on any unpaid principal balance and is due upon the earliest of maturity, 120 days after an employee leaves the Company, the date the employee sells shares acquired through the promissory note agreement without prior written consent of the Company, or the day prior to the date that any change in the employee’s status would cause the loan to be a prohibited extension or maintenance of credit under Section 402 of the Sarbanes-Oxley Act. The Company no longer enters into promissory note agreements for the purpose of financing the exercise of the Company’s stock options and no longer allows for the early exercise of stock options
The Company included $10.4 million and $53.9 million of the notes, which include the outstanding principal amount and accrued interest, within notes receivable from stockholders in stockholders’ equity (deficit) on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. The balance as of September 30, 2023 does not include any promissory notes due from directors and officers of the Company. The balance as of December 31, 2022 includes $43.6 million of promissory notes due from directors and officers of the Company, of which $40.2 million was due from Vishal Garg. During the three months ended September 30, 2023, the Company reduced interest income from the promissory notes of $0.5 million, and during three months ended September 30, 2022, the Company recognized interest income from the promissory notes of $0.1 million which is included within interest income on the condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2023, the Company reduced interest income from the promissory notes of $0.3 million, and nine months ended September 30, 2022, the company recognized interest income from the promissory notes of $0.3 million, which is included within interest income on the condensed consolidated statements of operations and comprehensive loss. The notes range in maturity from May 2025 to January 2026 and include interest rates ranging from 0.5% to 2.5% per annum. See Note 17 for further details on the accounting for notes receivable from stockholders.
In August 2023, Better derecognized $46.4 million related to the partial forgiveness by Better to executive officers Vishal Garg, Kevin Ryan, and Paula Tuffin for their outstanding notes and cancellation of the shares collateralizing the notes to satisfy the remaining principal which was forgiven and cancelled upon the Closing. Additionally, for the nine months ended September 30, 2023, the Company recognized additional compensation expense of $0.4 million to certain of the Company's executives in connection with taxes due for capital gains on the sale of shares for settlement of the notes outstanding.
12. Commitments and Contingencies
Litigation—The Company, among other things, engages in mortgage lending, title and settlement services, and other financial technology services. The Company operates in a highly regulated industry and may be subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, audits, examinations, investigations, employee labor disputes, and potential enforcement actions from regulatory agencies. While the ultimate outcome of these matters cannot be predicted with certainty due to inherent uncertainties in litigation, management is of the opinion that these matters will not have a material impact on the condensed

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
consolidated financial statements of the Company. The Company accrues for losses when they are probable to occur and such losses are reasonably estimable, and discloses pending litigation if the Company believes a possibility exists that the litigation will have a material effect on its financial results. Legal costs expected to be incurred are accounted for as they are incurred.
The Company is currently a party to pending legal claims and proceedings regarding an employee related labor dispute brought forth during the third quarter of 2020. The dispute alleges that the Company has failed to pay certain employees for overtime and is in violation of the Fair Labor Standards Act and labor laws in the State of California and the State of Florida. The case is still in its early stages and has not yet reached the class certification stage and as such the ultimate outcome cannot be predicted with certainty due to inherent uncertainties in the legal claims. As part of the dispute, the Company included an estimated liability of $8.4 million as of both September 30, 2023 and December 31, 2022, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. No additional expense was accrued for the nine months ended September 30, 2023. During the first quarter of 2023, the Company settled its employee related labor dispute in the State of Florida for an immaterial amount.
In September 2022, the former Head of Sales and Operations of the Company, Sarah Pierce, filed litigation against the Company, the Company’s founder and CEO Vishal Garg, and the Company’s Chief Administrative Officer and Senior Counsel Nicholas Calamari. The complaint alleges several causes of action including: violation of certain state labor laws, breach of fiduciary duty and defamation against Mr. Garg, aiding and abetting breach of fiduciary duty against Mr. Calamari, and intentional infliction of emotional distress against Mr. Garg and Mr. Calamari.
On September 29, 2023, the Court filed an Order granting the Company's motions to dismiss in part and denying the Company’s motions to dismiss in part. The following motions were granted: (i) the Company’s motion to dismiss Ms. Pierce’s Sarbanes-Oxley claim was granted; (ii) the Company’s motion to dismiss Ms. Pierce’s Dodd-Frank claim was granted; (iii) Mr. Garg and Mr. Calamari’s motion to dismiss Ms. Pierce’s claim for breach of fiduciary duty was granted; (iv) the Company's motion to dismiss Ms. Pierce’s defamation claim was granted; (v) Mr. Garg and Mr. Calamari’s motion to dismiss Ms. Pierce’s claim for intentional infliction of emotional distress was granted; (vi) Mr. Garg and Mr. Calamari’s motion to dismiss Ms. Pierce’s claim for tortious interference with contract was granted; and (vii) the Company’s motion to dismiss Ms. Pierce’s breach of contract claim was granted. The Company’s motion to dismiss Ms. Pierce's claim of retaliation was dismissed. Mr. Garg’s motion to dismiss Ms. Pierce’s defamation claim was denied, and the Company’s motion to dismiss Ms. Pierce’s defamation claim under the theory of respondeat superior was denied. The Company intends to vigorously defend this action.
Regulatory Matters—In the third quarter of 2021, following third-party audits of samples of loans produced during the fiscal years 2018, 2019, and 2021, the Company became aware of certain TILA-RESPA Integrated Disclosure (“TRID”) defects in the loan production process that resulted in the final closing costs disclosed in the closing disclosure, in some instances, being greater than those disclosed in the loan estimate. Some of these defects were outside applicable tolerances under the TRID rule, which resulted in potential overcharges to consumers. As of September 30, 2023 and December 31, 2022, the Company included an estimated liability of $9.3 million and $11.9 million, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets. For the three months ended September 30, 2023, the Company reduced the accrual for these potential TRID defects by $3.0 million and is included within mortgage platform expenses in the condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2023, the Company reduced the accrual for these potential TRID defects by $2.7 million and is included within mortgage platform expenses in the condensed consolidated statement of operations and comprehensive loss. This accrual is the Company’s best estimate of potential exposure on the larger population of loans based on the results obtained by the audited sample. The accrued amounts are for estimated refunds potentially due to consumers for TRID tolerance errors for loans produced from 2018 through 2022. The Company completed a TRID audit of 2022 files and is continuing to remediate TRID tolerance defects as necessary.
In the second quarter of 2022, Better and Aurora received a voluntary request for documents from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) and subsequently received several subpoenas, indicating that it is conducting an investigation relating to Aurora and Better to determine if violations of the federal securities laws had occurred. The SEC requested that Aurora and Better provide the SEC with certain information and documents. The voluntary and subpoena requests covered, among other things, certain aspects of Better’s business and operations, certain matters relating to certain actions and circumstances of the Company’s founder and Chief Executive Officer, Vishal Garg, and his other business activities, related party transactions, public statements made about the Company’s proprietary mortgage platform, Better’s financial condition, and allegations made in litigation filed by Sarah

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Pierce, Better’s former Head of Sales and Operations. On August 3, 2023, the SEC Division of Enforcement informed Aurora and Better that it has concluded its previously announced investigation and that the SEC does not intend to recommend an enforcement action against Aurora or Better.
Loan Commitments—The Company enters into IRLCs to fund mortgage loans, at specified interest rates and within a specified period of time, with potential borrowers who have applied for a loan and meet certain credit and underwriting criteria. As of September 30, 2023 and December 31, 2022, the Company had outstanding commitments to fund mortgage loans in notional amounts of approximately $211.9 million and $225.4 million, respectively. The IRLCs derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of September 30, 2023 and December 31, 2022, respectively, on the condensed consolidated balance sheets. See Note 15.
Forward Sale Commitments—In the ordinary course of business, the Company enters into contracts to sell existing LHFS or loans committed but yet to be funded into the secondary market at specified future dates. As of September 30, 2023 and December 31, 2022, the Company had outstanding forward sales commitment contracts of notional amounts of approximately $294.0 million and $422.0 million, respectively. The forward sales commitments derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of September 30, 2023 and December 31, 2022, respectively, on the condensed consolidated balance sheets. See Note 15.
Concentrations—See below for areas considered to be concentrations of credit risk for the Company:
Significant loan purchasers are those which represent more than 10% of the Company’s loan volume. During the three months ended September 30, 2023, the Company had three loan purchasers that accounted for 56%, 22% and 11% of loans sold by the Company. During the three months ended September 30, 2022, the Company had one loan purchaser that accounted for 59% of loans sold by the Company. During the nine months ended September 30, 2023 and 2022, the Company had one loan purchaser that accounted for 68% and 65% of loans sold by the Company.
Concentrations of credit risk associated with the LHFS carried at fair value are limited due to the large number of borrowers and their dispersion across many geographic areas throughout the United States. As of September 30, 2023, the Company originated 12% and 11% of its LHFS secured by properties in Texas and Florida, respectively. As of December 31, 2022, the company originated 11% of its LHFS secured by properties in each of California and Texas and 10% of its LHFS secured by properties in Florida.
The Company maintains cash and cash equivalent balances at various financial institutions. Cash accounts at each bank are insured by the Federal Deposit Insurance Corporation for amounts up to $0.25 million. As of September 30, 2023 and December 31, 2022, the majority of the Company’s cash and cash equivalent balances are in excess of the insured limits at various financial institutions.
Advanced Loan Origination Fees (Deferred Revenue)—Deferred revenue primarily consists of advance payments for loan origination and servicing on behalf of an integrated relationship partner. The total advance was for $50.0 million and were recognized in revenue starting in August 2022 through August 2023. The Company must repay the advance in three tranches, $20.0 million due December 2022, $15.0 million due April 2023, and $15.0 million due October 2023, each to be reduced by the amount of loan origination revenue earned between the tranches. The Company repaid $12.9 million of the first tranche after reductions for loan origination revenue earned within mortgage platform revenue from August 2022 through December 31, 2022. In April 2023, the Company repaid $12.7 million of the second tranche after reductions for loan origination revenue earned within mortgage platform revenue from January 2023 through March 2023. As of September 30, 2023 and December 31, 2022, the Company included deferred revenue of $12.9 million and $30.0 million, respectively within other liabilities on the condensed consolidated balance sheets after reductions for loan origination revenue earned within mortgage platform revenue. Subsequent to September 30, 2023, in October 2023, the Company paid off $12.9 million of the third tranche.
Escrow Funds—In accordance with its lender obligations, the Company maintains a separate escrow bank account to hold borrower funds pending future disbursement. The Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. The Company also administers customer deposits in relation to other non-mortgage products and services that the Company offers. These funds are shown as restricted cash and there is a corresponding escrow payable on the consolidated balance sheet, as they are being held on behalf of the borrower or customer. The balance in these accounts as of September 30, 2023 and December 31, 2022 was $3.2 million and $8.0 million, respectively. In some instances the Company may

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
administer funds that are legally owned by a third-party which are excluded from the condensed consolidated balance sheets which amounted to none and $0.3 million as of September 30, 2023 and December 31, 2022, respectively.
Customer Deposits—In relation to the Company’s banking activities tied to the Birmingham acquisition in the U.K., the Company offers individual savings accounts and other depository products with differing maturities and interest rates to its customers. The balance of customer deposits as of September 30, 2023 and December 31, 2022 was $9.9 million and none, respectively on the condensed consolidated balance sheets.
13. Risks and Uncertainties
In the normal course of business, companies in the mortgage lending industry encounter certain economic and regulatory risks. Economic risks include credit risk and interest rate risk, in either a rising or declining interest rate environment. Credit risk is the risk of default that may result from the borrowers’ inability or unwillingness to make contractually required payments during the period in which loans are being held for sale by the Company.
Interest Rate Risk—The Company is subject to interest rate risk in a rising interest rate environment, as the Company may experience a decrease in loan production, as well as decreases in the fair value of LHFS, loan applications in process with locked-in rates, and commitments to originate loans, which may negatively impact the Company’s operations. To preserve the value of such fixed-rate loans or loan applications in process with locked-in rates, agreements are executed for best effort or mandatory loan sales to be settled at future dates with fixed prices. These loan sales take the form of short-term forward sales of mortgage-backed securities and commitments to sell loans to loan purchasers.
Alternatively, in a declining interest rate environment, customers may withdraw their loan applications that include locked-in rates with the Company. Additionally, when interest rates decline, interest income received from LHFS will decrease. The Company uses an interest rate hedging program to manage these risks. Through this program, mortgage-backed securities are purchased and sold forward.
For all counterparties with open positions as of September 30, 2023, in the event that the Company does not deliver into the forward-delivery commitments, they can be settled on a net basis. Net settlements entail paying or receiving cash based upon the change in market value of the existing instrument.
The Company currently uses forward sales of mortgage-backed securities, interest rate commitments from borrowers, and mandatory and/or best-efforts forward commitments to sell loans to loan purchasers to protect the Company from interest rate fluctuations. These short-term instruments, which do not require any payments to be paid to the counterparty in connection with the execution of the commitments, are generally executed simultaneously.
Credit Risk—The Company’s hedging program is not designated as formal hedging from an accounting standpoint, contains an element of risk because the counterparties to its mortgage securities transactions may be unable to meet their obligations. While the Company does not anticipate nonperformance by any counterparty, it is exposed to potential credit losses in the event the counterparty fails to perform. The Company’s exposure to credit risk in the event of default by the counterparty is the difference between the contract and the current market price. The Company minimizes its credit risk exposure by limiting the counterparties to well-established banks and securities dealers who meet established credit and capital guidelines.
Loan Repurchase Reserve—The Company sells loans to loan purchasers without recourse. As such, the loan purchasers have assumed the risk of loss or default by the borrower. However, the Company is usually required by these loan purchasers to make certain standard representations and warranties relating to the loan for up to three years post sale. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify these loan purchasers for losses. In addition, if loans pay-off within a specified time frame the Company may be required to refund a portion of the sales proceeds to the loan purchasers. The Company repurchased $3.6 million (11 loans) and $37.9 million (82 loans) in unpaid principal balance of loans during the three months ended September 30, 2023 and 2022, respectively, related to its loan repurchase obligations. The Company repurchased $20.8 million (52 loans) and $97.0 million (221 loans) in unpaid principal balance of loans during the nine months ended September 30, 2023 and 2022, respectively, related to its loan repurchase obligations. The Company’s loan repurchase reserve as of September 30, 2023 and December 31, 2022 was $21.8 million and $26.7 million, respectively, and is included within other liabilities on the condensed consolidated balance sheets. The provision

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for the loan repurchase reserve is included within mortgage platform expenses on the condensed consolidated statement of operations and comprehensive loss. The following presents the activity of the Company’s loan repurchase reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Loan repurchase reserve at beginning of period	$21,832	$21,070	$26,745	$17,540
Provision	866	11,683	178	25,125
Charge-offs	(945)	(9,754)	(5,170)	(19,667)
Loan repurchase reserve at end of period	$21,753	$22,999	$21,753	$22,999
Borrowing Capacity—The Company funds the majority of mortgage loans on a short-term basis through committed and uncommitted warehouse lines as well as from operations for any amounts not advanced by warehouse lenders. As a result, the Company’s ability to fund current operations depends on its ability to secure these types of short-term financings. If the Company’s principal lenders decided to terminate or not to renew any of the warehouse lines with the Company, the loss of borrowing capacity could be detrimental to the Company’s condensed consolidated financial statements unless the Company found a suitable alternative source.
14. Net Loss Per Share
The computation of net loss per share and weighted average shares of the Company's common stock outstanding during the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except for share and per share amounts)	2023	2022	2023	2022
Basic net loss per share:
Net loss	$(340,033)	$(226,612)	$(475,441)	$(625,864)
Income allocated to participating securities	—	—	—	—
Net loss attributable to common stockholders - Basic	$(340,033)	$(226,612)	$(475,441)	$(625,864)
Diluted net loss per share:
Net loss attributable to common stockholders - Basic	$(340,033)	$(226,612)	$(475,441)	$(625,864)
Interest expense and change in fair value of bifurcated derivatives on convertible notes	—	—	—	—
Income allocated to participating securities	—	—	—	—
Net loss income attributable to common stockholders - Diluted	$(340,033)	$(226,612)	$(475,441)	$(625,864)
Shares used in computation:
Weighted average common shares outstanding	496,577,751	292,660,334	364,817,445	289,934,149
Weighted-average effect of dilutive securities:	—	—
Assumed exercise of stock options	—	—	—	—
Assumed exercise of warrants	—	—	—	—
Assumed conversion of convertible preferred stock	—	—	—	—
Diluted weighted-average common shares outstanding	496,577,751	292,660,334	364,817,445	289,934,149
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.68)	$(0.77)	$(1.30)	$(2.16)
Diluted	$(0.68)	$(0.77)	$(1.30)	$(2.16)

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Basic and diluted earnings (loss) per share are the same for each class of common stock because they are entitled to the same dividend rights. Basic and diluted earnings (loss) per share are presented together as the amounts for basic and diluted earnings (loss) per share are the same for each class of common stock. There were no preferred dividends declared or accumulated during the three months ended September 30, 2023 and 2022. There were no preferred dividends declared or accumulated during the nine months ended September 30, 2023 and 2022. The Company applies the two-class method which requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. The Company’s outstanding convertible preferred stock is a participating security as the holders of such shares participate in earnings but do not contractually participate in the Company’s losses. The Company's potentially dilutive securities, which include stock options, convertible preferred stock that would have been issued under the if-converted method, warrants to purchase shares of common stock, warrants to purchase shares of preferred stock, and stock options exercised, not vested, have been excluded from the computation of diluted net loss per share, as the effect would be to reduce the net loss per share. The Company excluded the following securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated as including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Options to purchase common stock (1)	48,389	44,857	48,389	44,857
Convertible preferred stock (2)	—	108,721	—	108,721
Pre-Closing Bridge Notes	—	247,777	—	247,777
Warrants to purchase convertible preferred stock (1)	—	6,649	—	6,649
Total	48,389	408,004	48,389	408,004
__________________
(1)Securities have an antidilutive effect under the treasury stock method.
(2)Securities have an antidilutive effect under the if-converted method.
15. Fair Value Measurements
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	September 30, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$160,025	$—	$160,025
Derivative assets, at fair value (1)	—	3,506	211	3,717
Total Assets	$—	$163,531	$211	$163,742
Derivative liabilities, at fair value (1)	$—	$—	$1,678	$1,678
Warrants and equity related liabilities, at fair value	$577	$950	$—	$1,527
Total Liabilities	$577	$950	$1,678	$3,205

	December 31, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$248,826	$—	$248,826
Derivative assets, at fair value (1)	—	2,732	316	3,048
Bifurcated derivative, at fair value	—	—	236,603	236,603
Total Assets	$—	$251,558	$236,919	$488,477
Derivative liabilities, at fair value (1)	$—	$—	$1,828	$1,828
Convertible preferred stock warrants (2)	—	—	3,096	3,096
Total Liabilities	$—	$—	$4,924	$4,924
__________________
(1)As of September 30, 2023 and December 31, 2022, derivative assets and liabilities represent both IRLCs and forward sale commitments.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(2)Fair value is based on the intrinsic value of the Company’s underlying stock price at each balance sheet date and includes certain assumptions with regard to volatility.
Specific valuation techniques and inputs used in determining the fair value of each significant class of assets and liabilities are as follows:
Mortgage Loans Held for Sale—The Company originates certain LHFS to be sold to loan purchasers and elected to carry these loans at fair value in accordance with ASC 825. The fair value is primarily based on the price obtained for other mortgage loans with similar characteristics. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and receipt of principal payments associated with the relevant LHFS.
Derivative Assets and Liabilities—The Company uses derivatives to manage various financial risks. The fair values of derivative instruments are determined based on quoted prices for similar assets and liabilities, dealer quotes, and internal pricing models that are primarily sensitive to market observable data. The Company utilizes IRLCs and forward sale commitments. The fair value of IRLCs, which are related to mortgage loan commitments, is based on quoted market prices, adjusted by the pull-through factor, and includes the value attributable to the net servicing fee. The Company evaluated the significance and unobservable nature of the pull-through factor and determined that the classification of IRLCs should be Level 3 as of September 30, 2023 and December 31, 2022. Significant changes in the pull-through factor of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The value of IRLCs also rises and falls with changes in interest rates; for example, entering into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, will decrease the value of IRLC. The Company had purchases/issuances of approximately $0.1 million and $2.4 million of IRLCs during the three months ended September 30, 2023 and 2022, respectively. The Company had purchases/issuances of approximately $0.6 million and $5.0 million of IRLCs during the nine months ended September 30, 2023 and 2022, respectively.
The number of days from the date of the IRLC to expiration of the rate lock commitment outstanding as of September 30, 2023 was approximately 60 days on average. The Company attempts to match the maturity date of the IRLCs with the forward commitments. Derivatives are presented in the condensed consolidated balance sheets under derivative assets, at fair value and derivative liabilities, at fair value. During the three months ended September 30, 2023, the Company recognized $0.9 million of loss and $5.0 million of gains related to changes in fair value of IRLCs and forward sale commitments, respectively. During the nine months ended September 30, 2023, the Company recognized $0.1 million and $8.4 million of gains related to changes in the fair value of IRLCs and forward sale commitments, respectively. During the three months ended September 30, 2022, the Company recognized $7.0 million of losses and $26.2 million of gains related to changes in the fair value of IRLCs and forward sale commitments, respectively. During the nine months ended September 30, 2022, the Company recognized $14.3 million of losses and $188.6 million of gains related to changes in the fair value of IRLCs and forward sale commitments, respectively. Gains and losses related to changes in the fair value of IRLCs and forward sale commitments are included in mortgage platform revenue, net within the condensed consolidated statements of operations and comprehensive loss. Unrealized activity related to changes in the fair value of forward sale commitments were $1.5 million of gains and $13.2 million of gains, included in the $5.0 million of gains and $26.2 million of gains, during the three months ended September 30, 2023 and 2022, respectively. Unrealized activity related to changes in the fair value of forward sale commitments were $0.8 million of gains and $14.1 million of gains, included in the $8.4 million of gains and $188.6 million of gains, during the nine months ended September 30, 2023 and 2022, respectively. The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows:

(Amounts in thousands)	Notional Value	Derivative Asset	Derivative Liability
Balance as of September 30, 2023
IRLCs	$211,897	$211	$1,678
Forward commitments	$294,000	3,506	—
Total		$3,717	$1,678
Balance as of December 31, 2022
IRLCs	$225,372	$316	$1,828
Forward commitments	$422,000	2,732	—
Total		$3,048	$1,828

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Warrant and equity related liabilities—The warrant liability consists of Warrants and the Sponsor-Locked up Shares. The Warrants consist of Public Warrants and Private Warrants. The Public Warrants trade on the Nasdaq Capital Market under the ticker symbol “BETRW” and as such is considered a Level 1 input from an active market to derive the value. The Private Warrants and Sponsor-Locked up Shares, although not publicly traded on an active market, use inputs from the publicly traded Public Warrants and the Company’s publicly traded common stock, respectively, and are further calibrated using unobservable inputs representing Level 2 measurements within the fair value hierarchy.
Convertible Preferred Stock Warrants—The Company issued Former Preferred Stock Warrants to certain investors and to the Lender under its corporate line of credit (see Note 10). The Company obtained a fair value analysis from a third party to assist in determination of the fair value of warrants. The Company used the Black-Scholes-Merton option-pricing model to estimate the fair value of the warrants at the issuance date and as of December 31, 2022, which is based on significant inputs not observable in the market representing a Level 3 measurement within the fair value hierarchy. Significant changes in the unobservable inputs could result in significant changes in the fair value of the convertible preferred stock warrants. The warrant valuation was based on the intrinsic value of the Company’s underlying stock price and included certain assumptions such as risk free rate, volatility rate, and expected term.
Bifurcated Derivative—The Company’s Pre-Closing Bridge Notes included embedded features that were separately accounted for and were marked to fair value at each reporting period with changes included in change in fair value of bifurcated derivative on the consolidated statements of operations and comprehensive loss. The Company obtained a fair value analysis from a third party to assist in determination of the fair value of the bifurcated derivative. In estimating the fair value of the bifurcated derivative, management considered factors management believed were material to the valuation process, including, but not limited to, the price at which recent equity was issued by the Company to independent third parties or transacted between third parties, actual and projected financial results, risks, prospects, and economic and market conditions, among other factors. As there was no active market for the Company’s equity, the fair value of the bifurcated derivative was based on significant inputs not observable in the market representing a Level 3 measurement within the fair value hierarchy. Management believed the combination of these factors provided an appropriate estimate of the expected fair value and reflected the best estimate of the fair value of the bifurcated derivative.
As of September 30, 2023 and December 31, 2022, Level 3 instruments include IRLCs, bifurcated derivative and convertible preferred stock warrants. The following table presents the rollforward of Level 3 IRLCs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Balance at beginning of period	$(514)	$197	$(1,513)	$7,568
Change in fair value of IRLCs	(953)	(6,976)	46	(14,347)
Balance at end of period	$(1,467)	$(6,779)	$(1,467)	$(6,779)
The following table presents the rollforward of Level 3 bifurcated derivative:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Balance at beginning of period	$237,667	$277,777	$236,603	$—
Change in fair value of bifurcated derivative	(237,667)	29,089	(236,603)	306,866
Balance at end of period	$—	$306,866	$—	$306,866
The following table presents the rollforward of Level 3 convertible preferred stock warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Balance at beginning of period	$2,830	$11,586	$3,096	$31,997
Exercises	(2,830)	—	(2,830)	—
Change in fair value of convertible preferred stock warrants	—	(4,202)	(266)	(24,613)
Balance at end of period	$—	$7,384	$—	$7,384

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Counterparty agreements for forward sale commitments contain master netting agreements, which contain a legal right to offset amounts due to and from the same counterparty and can be settled on a net basis. The table below presents gross amounts of recognized assets and liabilities subject to master netting agreements.

(Amounts in thousands)	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Offsetting of Forward Commitments - Assets
Balance as of:
September 30, 2023:	$3,525	$(19)	$3,506
December 31, 2022	$3,263	$(531)	$2,732
Offsetting of Forward Commitments - Liabilities
Balance as of:
September 30, 2023:	$—	$—	$—
December 31, 2022	$—	$—	$—
Significant Unobservable Inputs—The following table presents quantitative information about the significant unobservable inputs used in the recurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	September 30, 2023
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	10.27% - 97.49%	85.1%

	December 31, 2022
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	14.66% - 96.57%	79.6%
Bifurcated derivative
Risk free rate	4.69%	4.69%
Expected term (years)	0.75	0.75
Fair value of new preferred or common stock	$10.63 - $19.05	$9.77
Convertible preferred stock warrants
Risk free rate	3.94% - 4.04%	4.00%
Volatility rate	40.4% - 123.8%	65.0%
Expected term (years)	4.24 - 5.74	4.8
Fair value of common stock	$0.00 - $6.60	$1.60
U.S. GAAP requires disclosure of fair value information about financial instruments, whether recognized or not recognized in the condensed consolidated financial statements, for which it is practical to estimate the fair value. In cases where quoted market prices are not available, fair values are based upon the estimation of discount rates to estimated future cash flows using market yields or other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimates of fair value in both inactive and orderly markets. Accordingly, fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments in a current market

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
exchange. The use of market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.
The estimated fair value of the Company’s cash and cash equivalents, restricted cash, warehouse lines of credit, and escrow funds and customer deposits approximates their carrying values as these financial instruments are highly liquid or short-term in nature. The following table presents the carrying amounts and estimated fair value of financial instruments that are not recorded at fair value on a recurring or non-recurring basis:

		September 30, 2023		December 31, 2022
(Amounts in thousands)	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	Level 1	$29,831	$29,884	$—	$—
Loans held for investment	Level 3	$4,163	$4,649	$—	$—
Post-Closing Convertible Notes	Level 3	$513,001	$252,796	$—	$—
Loan commitment asset	Level 3	$—	$—	$16,119	$54,654
Pre-Closing Bridge Notes	Level 3	$—	$—	$750,000	$269,067
Corporate line of credit	Level 3	$—	$—	$144,403	$145,323
In determining the fair value of the Short term investments, management used observable inputs such as quoted prices in active markets for identical assets. The fair value of loans held for investment is determined by management estimates of the specific credit risk attributes of each pool of loans, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan. The corporate line of credit was valued using a Black Derman Toy model which incorporates the option to prepay given the make-whole premium as well as other inputs such as risk-free rates and credit spreads. In determining the fair value of the loan commitment asset and the Pre-Closing Bridge Notes, management used factors that are material to the valuation process, including but not limited to, the price at which recent equity was issued by the Company to independent third parties or transacted between third parties, actual and projected financial results, risks, prospects, and economic and market conditions, among other factors. As a number of assumptions and estimates were involved that are largely unobservable, loans held for investment, loan commitment asset and Corporate line of credit were classified as Level 3 inputs within the fair value hierarchy.
16. Income Taxes
On a consolidated basis, the Company recorded total income tax expense (benefit) of $0.7 million and $(0.1) million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded total income tax expense of $2.5 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including the ability to accurately project the Company’s pre-tax income or loss for the year and the mix of earnings among various tax jurisdictions. The year-to-date effective tax rate, after discrete items, of (0.19)% for the three months ended September 30, 2023, changed from 0.02% for the three months ended September 30, 2022, as the Company is forecasting reduction in losses for 2023. The year-to-date effective tax rate, after discrete items, of (0.53)% for the nine months ended September 30, 2023, changed from (0.23)% for the nine months ended September 30, 2022, as the Company was subject to withholding taxes and is forecasting reduction in losses for 2023. The income tax expense for the three months ended September 30, 2023 primarily relates to the pre-tax income projections and dividend income withholding tax paid in certain foreign jurisdictions where the Company files standalone returns. The income tax expense for the nine months ended September 30, 2023 relates to the pre-tax income projections and dividend income withholding tax paid in certain foreign jurisdictions where the Company files standalone returns.
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred income tax assets. The Company is in a three year cumulative loss position as of September 30, 2023. Further, due to losses being estimated in the future, management continues to believe it is more likely than not that the benefit of the deferred income tax assets will not be realized. In recognition of this risk, the Company continues to provide a full valuation allowance on deferred income tax assets.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Convertible Preferred Stock
In connection with the Business Combination, as described in Note 3, all series of Better convertible preferred stock were converted into Better common stock and subsequently converted to the Company’s common stock at the Exchange Ratio of approximately 3.06. All share amounts in periods prior to the Business Combination have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization.
As of December 31, 2022, the Company had outstanding the following series of convertible preferred stock:

	As of
	December 31, 2022
(Amounts in thousands, except share amounts)	Shares Authorized	Shares Issued and outstanding
Series D Preferred Stock	26,178,574	23,786,379
Series D-1 Preferred Stock	26,178,574	—
Series D-2 Preferred Stock	21,305,758	20,390,896
Series D-3 Preferred Stock	914,862	914,862
Series D-4 Preferred Stock	1,062,009	1,062,009
Series D-5 Preferred Stock	1,062,009	—
Series C Preferred Stock	132,946,826	100,138,544
Series C-1 Preferred Stock	132,946,826	8,939,693
Series C-2 Preferred Stock	18,624,354	14,018,524
Series C-3 Preferred Stock	19,741,818	8,367,368
Series C-4 Preferred Stock	2,171,064	2,171,064
Series C-5 Preferred Stock	18,624,354	4,605,830
Series C-6 Preferred Stock	19,741,818	11,374,450
Series C-7 Preferred Stock	9,833,660	4,469,846
Series B Preferred Stock	39,753,024	28,583,364
Series B-1 Preferred Stock	12,531,940	11,169,660
Series A Preferred Stock	93,850,533	69,267,349
Series A-1 Preferred Stock	24,937,838	23,054,899
Total convertible preferred stock	602,405,839	332,314,737
Convertible Preferred Stock Warrants—Immediately prior to the Closing of the Business Combination, certain convertible preferred stock warrant holders exercised their warrants on a cash basis and the remaining convertible preferred stock warrant holders exercised their warrants on a net basis at the Closing. In August 2023, the Company received $1.5 million from preferred stock warrant holders that exercised their warrants on a cash basis with an offset to additional

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
paid-in-capital and as the remaining convertible preferred stock warrants were exercise the entire convertible preferred stock liability of $2.8 million was reclassified to additional paid-in-capital.
As of December 31, 2022, the Company had outstanding the following convertible preferred stock warrants:

				No. Warrants
(Amounts in thousands, except no. warrants and strike prices)				December 31, 2022	Strike	Valuation at Issuance
September 2018	Series C Preferred	9/28/2018	9/28/2028	2,312,296	$0.59	$170
February 2019	Series C Preferred	2/6/2019	9/28/2028	153,807	$0.59	$12
March 2019	Series C Preferred	3/29/2019	3/29/2026	1,146,214	$1.12	$87
April 2019	Series C Preferred	4/17/2019	4/17/2029	3,575,879	$1.12	$313
March 2020	Series C Preferred	3/25/2020	3/25/2027	410,228	$1.64	$201
Total				7,598,424
The Company valued these warrants at issuance and at each reporting period, using the Black-Scholes-Merton option-pricing model and their respective terms, as can be seen below:

(Amounts in thousands, except per share amounts)	December 31, 2022
Issuance	Fair value per share	Fair Value
September 2018	$0.54	$1,256
February 2019	$0.54	84
March 2019	$0.35	397
April 2019	$0.35	1,240
March 2020	$0.29	119
Total		$3,096
Warrants for Series C Preferred Stock, related to the above issuances, were recorded as liabilities at fair value, resulting in a liability of $3.1 million as of December 31, 2022.
The change in fair value of warrants for the three months ended September 30, 2023 and 2022 was a gain of none and a gain of $4.2 million, respectively, and was recorded in change in fair value of convertible preferred stock within the condensed consolidated statements of operations and comprehensive loss. The change in fair value of warrants for the nine months ended September 30, 2023 and 2022 was a gain of $0.3 million and a gain of $24.6 million, respectively, and was recorded in change in fair value of convertible preferred stock warrants within the condensed consolidated statements of operations and comprehensive loss.
18. Stockholders' Equity
On the Closing Date, the Company consummated the Business Combination pursuant to the terms of the Merger Agreement and on August 24, 2023, Better Home & Finance Class A common stock began trading and Public Warrants continued trading on the Nasdaq Global Market and the Nasdaq Capital Market, respectively, under the ticker symbols “BETR” and “BETRW”, respectively. Each outstanding share of Legacy Better common stock was exchanged for approximately 3.06 shares of the Company’s Class B common stock.
The Company’s authorized capital stock consists of 1.8 billion shares of Class A common stock, 700.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each with a par value per share of $0.0001. Each holder of Class A common stock has the right to one vote per share and each holder of Class B common stock has the right to three votes per share. Except as described below or otherwise provided by the Company’s certificate of incorporation or required by applicable law, shares of Class C common stock are non-voting and will not entitle the holder thereof to any voting power. Shares of Class A common stock, Class B common stock and Class C common stock are treated equally, identically and ratably, on a per share basis, with respect to any dividends or distributions as may be declared and paid from time to time. Upon the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of Class A common stock, Class B common stock and Class C common stock will be entitled to receive ratably all assets of the Company available for distribution to its stockholders unless disparate or different treatment

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of the shares of each such class with respect to distributions upon any such liquidation, dissolution or winding up is approved in advance by the affirmative vote of the holders of a majority of the then-outstanding shares of Class A common stock, Class B common stock and Class C common stock, each voting separately as a class.
Further, each share of Class B common stock is convertible into one fully paid and nonassessable share of Class A common stock or Class C common stock at the option of the holder thereof at any time upon written notice to the Company. Each share of Class C common stock is convertible into one fully paid and nonassessable share of Class A common stock at the option of the holder thereof at any time upon written notice to the Company.
All share amounts in periods prior to the Business Combination have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. The Company's equity structure prior to the Closing consisted of different classes of common stock which is presented in the order of liquidation preference below:

	As of December 31, 2022
(Amounts in thousands, except share amounts)	Shares Authorized	Shares Issued and outstanding	Par Value
Common A Stock	24,452,565	24,452,565	$1
Common B Stock	588,261,164	171,441,780	5
Common B-1 Stock	236,938,220	—	—
Common O Stock	236,375,239	103,889,076	4
Total common stock	1,086,027,188	299,783,421	$10
Pre-Closing Common Stock Warrants—Immediately prior to the Closing of the Business Combination, all common stock warrant holders exercised their warrants on a net basis. The Company had outstanding the following common stock warrants as of December 31, 2022:

(Amounts in thousands, except warrants, price, and per share amounts)
Issuance	Share Class	Issue Date	Expiration Date	No. Warrants	Strike	Valuation at Issuance
March 2019	Common B	3/29/2019	3/29/2026	1,146,214	$0.23	$179
March 2020	Common B	3/25/2020	3/25/2027	4,584,856	$1.12	$271
Total equity warrants				5,731,070
Private and Public Warrants—As of September 30, 2023 and December 31, 2022, the Company had a total of $1.1 million and none, respectively, of Warrants included as warrant liabilities within the condensed consolidated balance sheets. The change in fair value of Warrants for the three and nine months ended September 30, 2023 was a gain of $0.21 million and $0.21 million, respectively, and is included in change in fair value of warrant liabilities within the condensed consolidated statements of operations and comprehensive loss.
Sponsor locked-up Shares—As of September 30, 2023 and December 31, 2022, the Company had a total of $0.5 million and none, respectively, of Sponsor locked-up Share liabilities which are included within warrant liabilities in the condensed consolidated balance sheets. The change in fair value of Sponsor locked-up Shares for the three and nine months ended September 30, 2023was a gain of $0.65 million and $0.65 million, respectively, and was recorded in change in fair value of warrant liabilities within the condensed consolidated statements of operations and comprehensive loss.
Notes Receivable from Stockholders—The Company, in previous years, issued notes to stockholders to fund the payment of the exercise price of the stock options granted to such stockholders. The Company previously allowed stock option holders to early exercise stock options prior to the vesting date but no longer allows for the early exercise of stock options. The notes issued to stockholders to fund the exercises may include the exercise of stock options that have been vested by the holder as well as stock options that have not yet been vested by the holder. As of September 30, 2023 and December 31, 2022, the Company had a total of $19.1 million and $65.2 million, respectively, of outstanding promissory notes.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the notes outstanding as of September 30, 2023 and December 31, 2022, $10.5 million and $53.9 million, respectively, were issued for the exercise of stock options vested and are recorded as a component of stockholders’ equity within the condensed consolidated balance sheets.
Of the notes outstanding as of September 30, 2023 and December 31, 2022, $8.5 million and $12.3 million, respectively, were issued for the early exercise of stock options not yet vested. Notes issued for the early exercise of stock options not yet vested are not reflected within stockholders’ equity on the condensed consolidated balance sheets as they relate to unvested share awards and therefore are considered non-substantive exercises. As the unvested share awards, exercised in conjunction with the notes, vest, they are recognized in the statement of equity within vesting of common stock issued via notes receivable from stockholders. The notes bear annual interest payable upon maturity of the respective note (see Note 11).
19. Stock-Based Compensation
Equity Incentive Plans—On November 3, 2016, Better’s board of directors and stockholders adopted the Better 2016 Equity Incentive Plan (the “2016 Plan”), which provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and deferred stock to eligible employees, directors and consultants of the Company. As of September 30, 2023, awards with respect to 1,212,059 shares of Class A common stock issuable upon the conversion of shares of Class B common stock into which such awards can be exercised have been granted under the 2016 Plan.
Stock options granted under the 2016 Plan are generally subject to a one-year cliff vesting period with respect to 25% of the award, and then 1/48th of the award vests each month thereafter so that the entire award is vested on the fourth anniversary of the vesting start date.
On May 15, 2017, Better’s board of directors and stockholders adopted the Better 2017 Equity Incentive Plan (the “2017 Plan”), which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards and RSUs to eligible employees, directors and consultants of the Company. The 2017 Plan was most recently amended and approved by the stockholders of Better in August 2020. As of September 30, 2023, awards with respect to 77,053,345 shares of Class A Common Stock issuable upon the conversion of shares of Class B common stock into which such awards can be exercised have been granted under the 2017 Plan.
Stock options and RSUs granted under the 2017 Plan are generally subject to a one-year cliff vesting period with respect to 25% of the award, and then 1/48th of the award vests each month thereafter so that the entire award is vested on the fourth anniversary of the vesting start date. Certain RSUs were also subject to a liquidity vesting condition that was satisfied in connection with the Business Combination.
In connection with the Business Combination, the Better Home & Finance’s 2023 Incentive Equity Plan (the “2023 Plan”) became effective on August 22, 2023. The 2023 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock awards, RSUs and other equity and equity-based awards for issuance to Better Home & Finance’s service providers. A total of 88,626,665 shares of Class A common stock were initially reserved for issuance pursuant to the 2023 Plan (the “Initial Share Reserve”). Shares subject to awards granted under the 2017 Plan that become available for issuance will again become available for issuance pursuant to the terms of the 2023 Plan, subject to certain adjustments as set forth in the 2023 Plan. The Initial Share Reserve will automatically increase on January 1 of each year beginning January 1, 2024 and ending in 2033, in an amount equal to the lesser of (i) five percent (5%) of the shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Class A common stock as is determined by the Board or committee of the Board; provided, however, that no more than 614,343,928 shares of Class A common stock may be issued upon the exercise of incentive stock options. As of September 30, 2023, no awards have been granted under the 2023 Plan.
In connection with the Business Combination, the Better Home & Finance 2023 Employee Stock Purchase Plan (the “ESPP”) became effective on August 22, 2023, pursuant to which eligible employees may purchase shares of Class A common stock at a discounted rate. A total of 16,113,939 shares of Class A common stock were initially reserved for issuance pursuant to the ESPP (the “ESPP Share Reserve”). The ESPP Share Reserve will automatically increase on January 1 of each year beginning January 1, 2024 and ending in 2033, in an amount equal to the lesser of (i) one percent (1%) of the shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Class A common stock as is determined by the Board; provided, however, that no more

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
than 120,854,543 shares of Class A common stock may be issued under the ESPP. As of September 30, 2023, no shares have been issued under the ESPP.
The Company no longer allows for the early exercise of awards under the 2016 Plan or the 2017 Plan.
Stock-Based Compensation Expense—The total of all stock-based compensation expense related to employees are reported in the following line items within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Mortgage platform expenses	4,176	1,491	5,905	4,941
Other platform expenses	1,493	426	1,837	675
General and administrative expenses	16,828	6,862	25,123	20,479
Marketing expenses	146	369	216	709
Technology and product development expenses(1)	2,401	1,825	4,317	4,217
Total stock-based compensation expense	25,044	10,973	37,398	31,021
__________________
(1)Technology and product development expense excludes $2.5 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively.Technology and product development expense excludes $3.9 million and $3.0 million of stock-based compensation expense for the nine months ended September 30, 2023 and 2022, which was capitalized (see Note 7).
20. Regulatory Requirements
The Company is subject to various local, state, and federal regulations related to its loan production by the various states it operates in, as well as federal agencies such as the Consumer Financial Protection Bureau (“CFPB”), HUD, and the FHA and is subject to the requirements of the agencies to which it sells loans, such as FNMA and FMCC. As a result, the Company may become involved in requests for information, periodic reviews, investigations, and proceedings by such various federal, state, and local regulatory bodies and agencies.
The Company is required to meet certain minimum net worth, minimum capital ratio and minimum liquidity requirements, including those established by HUD, FMCC and FNMA. As of September 30, 2023, the Company was in compliance with all necessary requirements.
Additionally, the Company is subject to other financial requirements established by FNMA, which include a limit for a decline in net worth and quarterly profitability requirements. On March 12, 2023 and subsequently on May 19, 2023, FNMA provided notification to the Company that the Company had failed to meet FNMA’s financial requirements due to the Company’s decline in profitability and material decline in net worth. The material decline in net worth and decline in profitability permit FNMA to declare a breach of the Company’s contract with FNMA. The Company, following certain forbearance agreements from FNMA that instituted additional financial requirements on the Company that are pending FNMA’s administrative process for completion, remains in compliance with these requirements as of the date hereof. FNMA and other regulators and GSEs are not required to grant any forbearances, amendments, extensions or waivers and may determine not to do so.
As a result of failing to meet FNMA’s financial requirements, the Company has entered into a Pledge and Security Agreement with FNMA on July 24, 2023, to post additional cash collateral starting with $5.0 million which will be held through December 31, 2023. Each quarterly period after December 31, 2023, the required cash collateral will be calculated based on an amount equal to the greater of: (i) FNMA’s origination representation and warranty exposure to the Company, multiplied by the average repurchase success rate for FNMA single-family responsible parties or (ii) $5.0 million.
21. Subsequent Events
The Company evaluated subsequent events from the date of the condensed consolidated balance sheets of September 30, 2023 through the date of the release of financial statements, and has determined that, there have been no subsequent events that require recognition or disclosure in the condensed consolidated financial statements, except as described in Note 1, Note 6, Note 10, Note 12 and as follows:
Nasdaq Delisting Notice—On October 12, 2023, the Company received a letter from the listing qualifications staff (the “Staff”) of Nasdaq notifying the Company that it is not in compliance with the minimum bid price requirement set

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
forth in Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”) for continued listing. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), which continues to trade on The Nasdaq Global Market under the symbol “BETR.”
In accordance with the Compliance Period Rule, the Company has 180 calendar days to regain compliance. If the Company does not regain compliance during this 180-day period, then the Company may be eligible to transfer to The Nasdaq Capital Market and the Staff may grant the Company a second 180 calendar day period to regain compliance pursuant to the Compliance Period Rule, provided the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary.
The Company will continue to monitor the closing bid price of its Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Better Home & Finance,” the “Company,” “we,” “us,” “our” and other similar terms refer to Better and its subsidiaries prior to the Closing and to Better Home & Finance and its consolidated subsidiaries after the Closing.
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed interim consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, in each case, together with related notes thereto, included elsewhere in this quarterly report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. See “Cautionary Statement Regarding Forward-Looking Statements.” Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. Certain amounts may not foot due to rounding.
Company Overview
We are building a next-generation platform that we believe can revolutionize the world’s largest, oldest and most tangible asset class, the home. Our holistic solution and marketplace model, enabled by our proprietary technology, allows us to take one of our customers’ largest and most complex financial journeys-the process of owning a home-and transform it into a more simple, transparent and ultimately affordable process. Our goal is to do our part in lowering the hurdles to homeownership by offering the lowest prices and the best experience to our customers.
We are a technology-driven organization. We are seeking to disrupt a business model that has traditionally been centered around commissioned intermediaries by introducing a commission-free model that leverages our proprietary platform, Tinman, to enhance the automation of the home finance process. Through this process, we aim to reduce the cost to produce a loan and in the future to create a platform with all homeownership products embedded into a highly automated, single flow, allowing us to pass along savings to our customers.
We generate substantially all of our mortgage platform revenue by selling our Home Finance mortgage loans and related Mortgage Servicing Rights (“MSRs”) to our loan purchaser network, recognizing revenue for each transaction. We also generate revenue through our Better Plus marketplace of non-mortgage, homeownership products. Better Plus includes Better Real Estate (real estate agent services and our Better Cash Offer product), Better Settlement Services (title insurance and settlement services), and Better Cover (homeowners insurance).
Generally, we have historically sold substantially all of our loans and related MSRs shortly after closing, which reduces our balance sheet risk and capital requirements. For the nine months ended September 30, 2023, 96% of our Total Loans were eligible for purchase by government-sponsored enterprises (“GSEs”), providing access to liquidity for our loans through market cycles. For the remaining loans, which are not GSE eligible, we typically enter into sale agreements with purchasers prior to lock in order to mitigate our balance sheet and capital risk. As of September 30, 2023, we had approximately $0.42 billion in mortgage funding capacity through our warehouse facilities.
We are focused on improving our platform and plan to continue making investments to build our business and prepare for future growth. We believe that our success will depend on many factors, including our ability to drive customers to our platform, and convert them once they come to us, through both our direct-to-consumer (“D2C”) channel and our partner relationship (“B2B”) channel, achieve leverage on our operational expenses, execute on our strategy to fund more purchase loans and diversify our revenue by expanding and enhancing our Better Plus offerings. We plan to continue to invest in technology to improve customer experience and further drive down labor costs through automation, making our platform more efficient and scalable.
For the three months ended September 30, 2023, our aggregate dollar amount of loans funded based on the principal amount of the loan at funding (the “Funded Loan Volume”) was $731.0 million compared to $1.1 billion in the three months ended September 30, 2022. Our revenue was $16.4 million in the three months ended September 30, 2023 compared to $28.7 million (including Better Cash Offer revenue of $9.7 million, representing gross purchase price of homes purchased under the program) in the three months ended September 30, 2022. Our net loss was $340.0 million in the three months ended September 30, 2023, compared to net loss of $226.6 million in the three months ended September 30, 2022. For the nine months ended September 30, 2023, our Funded Loan Volume was $2.5 billion compared to $10.8 billion in the nine months ended September 30, 2022. Our revenue was $67.6 million (including Better Cash Offer revenue of $304 thousand) in the nine months ended September 30, 2023 compared to $376.4 million (including Better Cash Offer revenue of $226.1 million, representing gross purchase price of homes purchased under the program) in the nine months ended September 30, 2022. Our net loss was $475.4 million in the nine months ended September 30, 2023, compared to net loss of $625.9 million in the nine months ended September 30, 2022. The mortgage market experiences significant fluctuations, and refinance loans are particularly exposed to changing interest rate and macroeconomic environments. As interest rates rise, refinancing volumes generally decrease as fewer consumers are incentivized to refinance their loans, which has adversely affected our revenues and Funded Loan Volume. With regard to our purchase mortgage loan business, higher interest rates have also reduced demand for homeownership loans as homeownership becomes more expensive and existing homeowners may find moving less attractive or affordable.
Our Business Model
We generate revenue through the production and sale of loans and other product offerings through our platform. The revenue and mix of revenue as a percentage of total revenue attributable to our sale of loan production (Mortgage platform revenue, net) and Better Plus (Cash offer program revenue and Other platform revenue) for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,
	2023		2022
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages
Revenues - Sale of loan production
Mortgage platform revenue, net	$14,207	86%	$11,087	39%
Revenues - Better Plus & net interest income (expense)
Cash offer program revenue	—	—%	9,739	34%
Other platform revenue	1,333	8%	5,688	20%
Net interest income (expense)	909	6%	2,139	7%
Total net revenues	$16,449		$28,653

	Nine Months Ended September 30,
	2023		2022
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages
Revenues - Sale of loan production
Mortgage platform revenue, net	$54,927	81%	$106,586	28%
Revenues - Better Plus & net interest income (expense)
Cash offer program revenue	304	—%	226,096	60%
Other platform revenue	9,355	14%	35,623	9%
Net interest income (expense)	2,983	4%	8,143	2%
Total net revenues	$67,569		$376,448
As the table indicates, revenue from our loan production and Better Plus businesses has decreased substantially from the third quarter of 2022 to the third quarter of 2023. Our total net revenues for the three months ended September 30, 2023 decreased by 43% compared to the three months ended September 30, 2022. Our total net revenues excluding the Better Cash Offer program revenue for the three months ended September 30, 2023 decreased by 13% compared to the three months ended September 30, 2022. Our total net revenues for the nine months ended September 30, 2023 decreased by 82% compared to the nine months ended September 30, 2022. Our total net revenues excluding the Better Cash Offer program revenue for the nine months ended September 30, 2023 decreased by 55% compared to the nine months ended September 30, 2022.

Revenue from the Better Cash Offer program includes the purchase price of homes paid to us by customers using our Better Cash Offer program, while expenses from the Better Cash Offer program are comprised of the purchase price of the home, which in nearly all cases is the same as the purchase price paid by the customer to Better Home & Finance that is recognized as revenue.
Home Finance Mortgage Platform Revenue, Net Model
We produce a wide selection of mortgage loans and leverage our platform to quickly sell these loans and related MSRs to our loan purchaser network. We source our customers through two channels: our D2C channel and our B2B channel. Through our D2C channel, we generate mortgage platform revenue, net by selling loans and MSRs to our loan purchaser network, recognizing D2C revenue per loan. Through our B2B channel, we generate revenue from integrated relationships (in which our technology platform and team members power the end-to-end home finance experience on behalf of a third-party lender, through an integrated, co-branded customer experience) and advertising relationships (in which we drive customers to the Better Home & Finance-branded platform through advertising on a third party’s platform and offering incentives and discounts to those consumers). Through our advertising relationships, we generate mortgage platform revenue, net the same way we do in our D2C channel, by selling loans to our loan purchaser network. Through our integrated relationships, we generate a fixed fee per loan originated, which we recognize as revenue upon the funding of the loan by the partner. We may also purchase certain of the loans from our integrated relationship partner which we may subsequently sell to our loan purchaser network at our discretion. For loans subsequently sold to our loan purchaser network, the partner receives a portion of the sale proceeds. Although we aim to expand our B2B channel, as of September 30, 2023, our relationships are primarily comprised of our integrated relationship with Ally Bank (which is our only current integrated relationship) and our B2B customer acquisition channel advertising relationships, including our advertising relationship with American Express.
For the three months ended September 30, 2023, the $14.2 million in mortgage platform revenue, net was comprised of $7.1 million net gain on sale of loans, $3.1 million revenue from integrated relationships, and $4.0 million gain from changes in fair value interest rate lock commitments and forward sale commitments. For the nine months ended September 30, 2023, the $54.9 million in mortgage platform revenue, net was comprised of $36.7 million revenue from net gain on sale of loans, $9.8 million revenue from integrated relationships, and $8.4 million gain from changes in fair value interest rate lock commitments and forward sale commitments.
We define Gain on Sale Margin as mortgage platform revenue, net, as presented on our statements of operations and comprehensive loss, divided by Funded Loan Volume, which for 2023 and prior years was positive. The table below presents a summary view of the components of mortgage platform revenue, net. For the three months ended September 30, 2022, the $11.1 million in mortgage platform revenue, net was comprised of $10.1 million net loss on sale of loans, $2.3 million revenue from integrated relationships, and $18.9 million revenue from changes in fair value interest rate lock commitments and forward sale commitments. For the nine months ended September 30, 2022, the $106.6 million in mortgage platform revenue, net was comprised of $59.1 million net loss on sale of loans, $8.5 million loss from integrated relationships, and $174.2 million gain from changes in fair value interest rate lock commitments and forward sale commitments.
Mortgage platform revenue, net consisted of the following:

	Three Months Ended		Nine Months Ended September 30
(Amounts in thousands)	2023	2022	2023	2022
Net gain (loss) on sale of loans	$7,120	$(10,125)	$36,689	$(59,105)
Integrated partnership revenue (loss)	3,067	2,265	9,797	(8,526)
Changes in fair value of IRLCs and forward sale commitments	4,019	18,947	8,441	174,217
Mortgage platform revenue, net	$14,207	$11,087	$54,927	$106,586
Home Finance Funding Sources
In our normal course of business, we fund substantially all of our Funded Loan Volume on a short-term basis primarily through our warehouse lines of credit. Our borrowings are repaid with the proceeds we receive from the sale of our loans to our loan purchaser network, which includes GSEs. We had $424 million and $1.5 billion of available capacity under our warehouse facilities as of September 30, 2023 and December 31, 2022, respectively, which represents a decrease of 72% in available capacity as of September 30, 2023 compared to December 31, 2022. Average days loans held for sale, other than Company-funded LHFS, for the three months ended September 30, 2023 and 2022 were approximately 21 and 21, respectively. Average days loans held for sale, other than Company-funded LHFS, for the nine months ended September 30, 2023 and 2022 were approximately 14 and 17 days, respectively. This is defined as the average days between funding and when the loan is sold to a loan purchaser. If a loan was subsequently required to be repurchased or if a loan is unable to be sold and is still on the our balance sheet this is not reflected in this metric.
Better Plus Revenue Model
Better Plus revenue consists of revenue from non-mortgage product offerings including real estate agent services and Better Cash Offer products (Better Real Estate), title insurance and settlement services (Better Settlement Services), and homeowners insurance (Better Cover).
Through Better Settlement Services, we offer title insurance primarily as an agent and work with third-party providers that fulfill and underwrite the title insurance policies. Alongside our partners, we offer settlement services during the mortgage transaction, which include title policy preparation, title search, wire services, document preparation, and other mortgage settlement services. For the three months ended September 30, 2023 and 2022, we recognized revenue of $1.6 thousand and $130.4 thousand from settlement services, respectively. For the nine months ended September 30, 2023, we recognized revenue of $14.6 thousand and $4.2 million from settlement services, respectively. For the three months ended September 30, 2023 and 2022, we recognized revenue of $13.1 thousand and $219.7 thousand from title insurance, respectively. For the nine months ended September 30, 2023 and 2022, we recognized revenue of $44.5 thousand and $6,974.5 thousand from title insurance, respectively.
Through Better Real Estate we offer real estate services through our national network of real estate agents (primarily third-party partner real estate agents), which is currently licensed in 27 states and the District of Columbia. Our technology matches prospective buyers with local agents, who help them identify houses, see houses, and navigate the purchase process. In addition to real estate services offered through our network of third-party partner real estate agents, Better Home & Finance historically has offered real estate services through in-house, Better Home & Finance-employed real estate agents. In the second quarter of 2023, we made the decision to wind down our in-house real estate agent business and focus on partnering with third-party real estate agents to provide our mortgage customers with real estate agent services. We hired the first agent in May 2020, reached 470 agents as of December 31, 2021 and have since scaled down our in-house agent headcount to approximately 80 agents as of December 31, 2022 and to zero as of September 30, 2023. We believe that offering real estate services through our network of third-party partner agents better aligns our costs with transaction volumes, particularly in market environments with decreased mortgage volumes, since our mortgage business serves as the primary lead source for Better Real Estate. In the partner agent model, we refer customers to a network of external agents that assist them with searching for a home for which we receive a cooperative brokerage fee. For the years ended December 31, 2022 and 2021, we recognized revenue from Better Real Estate of $23.1 million and $20.6 million, respectively. For the three months ended September 30, 2023 and 2022, we recognized revenue from Better Real Estate of $0.7 million and $4.0 million, respectively. For the nine months ended September 30, 2023, we recognized revenue from Better Real Estate of $6.2 million and $20.7 million, respectively.
Through Better Cover we offer customers access to a range of homeowners insurance policy options through our digital marketplace of third-party insurance partners. We act as an agent to insurance carriers and receive an agency fee from the insurance carriers for policies sold and renewed. Revenue from Better Cover was immaterial for the three and nine months ended September 30, 2023 and 2022.
In the fourth quarter of 2021, we began to offer the Better Cash Offer program that enables a prospective buyer to find a home, obtain pre-approval with the completion of initial mortgage due diligence, and make an all-cash offer, without a financing contingency. We believe the Better Cash Offer program attracts customers to our mortgage lending services and our Better Plus services by providing customers with a differentiated home purchase offering. Customers using our Better Cash Offer program may be viewed as more competitive by sellers because they are able to submit a cash bid and waive the financing contingency, enabling buyers to sell an existing home and close on their new home simultaneously. Revenue from the Better Cash Offer program includes the purchase price of homes paid to us by customers using our Better Cash Offer program, as well as any fee or rental revenue paid to us by customers using our Better Cash Offer program. Expenses from the Better Cash Offer program are comprised of the purchase price of the home, which in nearly all cases is the same as the purchase price paid by the customer to Better Home & Finance that is recognized as revenue. For the three months ended September 30, 2023 and 2022, we recognized revenue from the Better Cash Offer program in the amount of none and $9.7 million. For the nine months ended September 30, 2023 and 2022, we recognized revenue from the Better Cash Offer program in the amount of $0.3 million and $226.1 million, respectively.
Our Better Plus revenue decreased 91% in three months ended September 30, 2023 compared to the three months ended September 30, 2022, decreasing to $1.3 million in the three months ended September 30, 2023 (of which none was revenue from the Better Cash Offer program), from $15.4 million in the comparable period in 2022 (of which $9.7 million was revenue from the Better Cash Offer program). In the three months ended September 30, 2023 and 2022, Better Plus revenue comprised approximately 8% and 54% of our total net revenue, respectively. While Better Home & Finance maintains the functionality and would be able to serve inbound demand, we are not actively seeking Better Cash Offer customers. Our Better Plus revenue decreased 96% in nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, decreasing to $9.7 million in the nine months ended September 30, 2023 (of which $0.3 million was revenue from the Better Cash Offer program), from $261.7 million in the comparable period in 2022 (of which $226.1 million was revenue from the Better Cash Offer program). In the nine months ended September 30, 2023 and 2022, Better Plus revenue comprised approximately 14% and 70% of our total net revenue, respectively.
Factors Affecting Our Performance
Fluctuations in Interest Rates
Changes in interest rates influence mortgage loan refinancing volumes and, to a relatively lesser degree, our mortgage loan home purchase volumes, balance sheet and results of operations. In a decreasing interest rate environment, mortgage loan refinance volumes typically increase. Conversely, in an increasing interest rate environment, mortgage loan refinancing volumes and home purchase volumes typically decline, with mortgage loan refinancing volumes being particularly sensitive to increasing interest rates as customers are no longer incentivized to refinance their current mortgage loans at lower interest rates. However, increasing interest rates are also indicative of overall economic growth and inflation that could generate demand for more cash-out refinancings, purchase mortgage loan transactions and home equity loans, which may partially offset the decline in rate and term refinancings resulting from a rising interest rate environment.
In addition, the majority of our assets are subject to interest rate risk, including (i) loans held for sale (“LHFS”), which consist of mortgage loans held on our consolidated balance sheet for a short period of time after origination until we are able to sell them; (ii) interest rate lock commitments (“IRLCs”); (iii) MSRs, which may be held on our consolidated balance sheet for a period of time after origination until we are able to sell them; and (iv) forward sales contracts that we enter into to manage interest rate risk created by IRLCs and uncommitted LHFS. As interest rates increase, (i) our LHFS and IRLCs generally decrease in value, (ii) the corresponding hedging arrangements that hedge against interest rate risk typically increase in value and (iii) the value of our MSRs (to the extent retained) tend to increase due to a decline in mortgage loan prepayments. Conversely, as interest rates decline, (i) our LHFS and IRLCs generally increase in value, (ii) our hedging arrangements decrease in value and (iii) the value of our MSRs tend to decrease due to borrowers refinancing their mortgage loans. In order to mitigate direct exposure to interest rate risk between the time at which a borrower locks a loan and the sale of the loan into our purchaser network, we enter into IRLCs and other hedging agreements.
For many years, including in particular the year ended December 31, 2020 and the first quarter of 2021, there was a prolonged period of historically low and declining interest rates. Beginning in April 2021, the United States began experiencing a significant rise in interest rates, which increased for a variety of reasons, including inflation concerns, increases to the federal funds rate and other monetary policy tightening, market capacity constraints and other factors, which continued in 2022 and 2023, resulting in a decrease in overall funding activities in the mortgage market generally. In 2022 and continuing in 2023, we experienced a substantial decline in Funded Loan Volume together with sizable compression in our Gain on Sale Margin relative to the levels in the first half of 2021, due in part to continued competitiveness among lenders given declining consumer demand resulting in an industry-wide mortgage supply-demand imbalance, offset by market volatility which positively impacted our Gain on Sale Margin in the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. We expect that our results will continue to fluctuate based on a variety of factors, including interest rates, and that as we continue to seek to increase our business and our Funded Loan Volume, we may continue to incur net losses in the future.
Market and Economic Environment
The consumer lending market and the associated loan origination volumes for mortgage loans are influenced by general economic conditions, including the interest rate environment, unemployment rates, home price appreciation and consumer confidence. Purchase mortgage loan origination volumes are generally affected by a broad range of economic factors, including interest rate fluctuations, the overall strength of the economy, unemployment rates and home prices, as well as seasonality, as home sales typically rise in the second and third quarters. However, in 2022, such housing market seasonality was outweighed by increases in interest rates and continued constrained housing supply. We continue to see diminished impact of seasonality on our business as a result of these and other factors.
Mortgage loan refinancing volumes are primarily driven by fluctuations in mortgage loan interest rates. While borrower demand for consumer credit has typically remained strong in most economic environments, potential borrowers could defer seeking financing during periods with elevated or unstable interest rates or poor economic conditions. As a result, our revenues vary significantly from quarter to quarter, and recent increases to interest rates and inflationary macroeconomic conditions significantly affect our financial performance.
Constrained Home Supply Ultimately Drives Further Construction and Purchase Volume
The supply of homes available for purchase and the market prices for homes on offer are significant drivers of purchase mortgage volume. We believe that constrained home supply, including as a result of factors arising from the COVID-19 pandemic, has contributed to constrained new home sales and purchase mortgage volume. Concurrently, constrained home supply, including as a result of rising interest rates , and substantial demand has led to higher home prices, which in turn slows both growth of new home sales and purchase mortgage volume. In the longer term, however, we believe that such imbalances of supply and demand could drive greater homebuilding to bring additional home supply into the market and create additional purchase mortgage volume going forward.
Continued Growth and Acceptance of Digital Loan Solutions
Our ability to attract new customers depends, in large part, on our ability to provide a seamless and superior customer experience, maintain competitive pricing and meet and exceed the expectations of our customers. Consumers are increasingly willing to execute large and complex purchases through digital platforms. We believe this trend will also impact consumer preferences in loans, particularly as homeownership rates among Millennials and Generation Z rise. Our platform provides a seamless, convenient customer experience that provides us with a significant competitive advantage over legacy platforms.
We also believe legacy financial institutions, real estate brokers, insurance companies, title companies and others in the homeownership ecosystem are increasingly looking for third-party technology solutions that will allow them to compete with digital-native companies and provide their customers with a better experience less expensively than they can build themselves. As a result, we expect the demand for loan technology solutions will continue to grow and support our ecosystem growth across B2B partners, market participants and loan purchaser networks.
Expanding our Technological Innovation
Our proprietary technology is built to optimize our customers’ experiences, increase speed, decrease cost, and enhance loan production quality. Through our investment in proprietary technology, we are automating and streamlining tasks within the origination process for our consumers, employees and partners. Our customized user interfaces replace paper applications and human interaction, allowing our customers and partners to quickly and efficiently identify, price, apply for and execute mortgage loans. We expect to continue to invest in developing technology, tools and features that further automate the loan manufacturing process, reducing our manufacturing and customer acquisition costs and improving our customer experience.
Expanding Homeownership Product Offerings
We expect to continue to add new types of Home Finance mortgage loans and integrated Better Plus marketplace offerings to our platform over time, providing our customers with a one-stop shop for all of their homeownership needs. We have invested significantly and expect to continue to invest in our proprietary technology, which is designed to allow us to seamlessly add new offerings, partners and marketplace participants without incurring significant additional marketing and advertising and product development cost, which allows for lower costs for our customers.
Ability to Acquire New Customers and Scale Customer Acquisitions
Our ability to attract new customers and scale customer acquisitions depends, in large part, on our ability to continue to provide seamless and superior customer experiences and competitive pricing. We seek to reach new customers efficiently and at scale across demographics and to provide a high-touch personalized experience across digital interactions throughout the customer lifecycle.
To the extent that our traditional approach to customer acquisitions is not successful in achieving the levels of growth that we seek, including in particular in an environment of rising interest rates or constrained housing capacity, or that we do not remain near the top of lead aggregator sites, we may be required to devote additional financial resources and personnel to our sales and marketing efforts, which would increase the cost base for our services.
Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate plans and make strategic decisions. Our key business metrics enable us to monitor our ability to manage our business compared to the broader mortgage origination market, as well as monitor relative performance across key purchase and refinance verticals.
Key measures that we use in assessing our business include the following ($ in millions, except percentage data or as otherwise noted):

Key Business Metric	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Home Finance
Funded Loan Volume	$731	$1,136	$2,488	$10,817
Refinance Loan Volume	$47	$148	$178	$5,089
Purchase Loan Volume	$656	$989	$2,268	$5,728
HELOC Volume	$28	$—	$41	$—
D2C Loan Volume	$384	$490	$1,392	$6,625
B2B Loan Volume	$346	$647	$1,095	$4,191
Total Loans (number of loans)	2,067	3,045	6,936	28,286
Average Loan Amount ($ value, not millions)	$353,547	$373,184	$358,660	$382,399
Gain on Sale Margin	1.94%	0.98%	2.21%	0.99%
Total Market Share	0.2%	0.2%	0.2%	0.6%
Better Plus
Better Real Estate Transaction Volume	$92	$257	$442	$1,546
Insurance Coverage Written	$214	$899	$1,415	$6,301
Home Finance
Funded Loan Volume represents the aggregate dollar amount of all loans funded in a given period based on the principal amount of the loan at funding. Our Funded Loan Volume of $731 million in the three months ended September 30, 2023 decreased by approximately 36% from $1,136 million in the three months ended September 30, 2022. Our Funded Loan Volume decreased by approximately 77% year-over-year to $2.5 billion in the nine months ended September 30, 2023 from $11 billion in the nine months ended September 30, 2022. Beginning in the third quarter of 2023, we also include HELOC loans in our Funded Loan Volume. For the three months ended September 30, 2023, purchase and refinance loans comprised $703 million and HELOC loans comprised $28 million of Funded Loan Volume. And for the nine months ended September 30, 2023 purchase and refinance loans comprised $2,447 million while HELOC loans comprised $41 million of Funded Loan Volume.

The following table shows the percentage of our Funded Loan Volume represented by the states of California, Texas, and Florida. No other state represented more than 8% of our Funded Loan Volume for the periods presented.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
California	9%	8%	9%	15%
Texas	9%	10%	12%	11%
Florida	9%	9%	11%	10%
Refinance Loan Volume represents the aggregate dollar amount of refinance loans funded in a given period based on the principal amount of the loan at refinancing date. Our Refinance Loan Volume of $47 million in the three months ended September 30, 2023 decreased by approximately 68% from $148 million in the three months ended September 30, 2022. Our Refinance Loan Volume decreased by approximately 97% year-over-year to $178 million in the nine months ended September 30, 2023 from $5.1 billion in the nine months ended September 30, 2022.
Purchase Loan Volume represents the aggregate dollar amount of purchase loans funded in a given period based on the principal amount of the loan at purchase date. Our Purchase Loan Volume of $656 million in the three months ended September 30, 2023 decreased by approximately 34% from $989 million in the three months ended September 30, 2022. Our Purchase Loan Volume decreased by approximately 60% year-over-year to $2,268 million in the nine months ended September 30, 2023 from $5,728 million in the nine months ended September 30, 2022.
HELOC Loan Volume represents the aggregate dollar amount of HELOC loans funded in a given period based on the principal amount of the loan at funding. The HELOC product was launched during the first half of 2023 and reached a material volume in the three months ended September 30, 2023. Our HELOC Loan volume increased to $28 million in the three months ended September 30, 2023 from zero in the three months ended September 30, 2022. Our HELOC Loan volume increased to $41 million in the nine months ended September 30, 2023 from zero in the nine months ended September 30, 2022.
D2C Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated from direct interactions with customers using all marketing channels other than our B2B partner relationships. Our D2C Loan Volume of $384 million in the three months ended September 30, 2023 decreased by approximately 22% from $490 million in the three months ended September 30, 2022. Our D2C Loan Volume decreased by approximately 79% year-over-year to $1,392 million in the nine months ended September 30, 2023 from $6,625 million in the nine months ended September 30, 2022.
B2B Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated through one of our B2B partner relationships. Our B2B Loan Volume of $346 million in the three months ended September 30, 2023 decreased by approximately 47% from $647 million in the three months ended September 30, 2022 and decreased by approximately 74% year-over-year to $1,095 million in the nine months ended September 30, 2023 from $4,191 million in the nine months ended September 30, 2022.
Total Loans represents the total number of loans funded in a given period, including purchase loans, refinance loans and HELOC loans. Our Total Loans of 2,067 in the three months ended September 30, 2023 decreased by approximately 32% from 3,045 in the three months ended September 30, 2022. Our Total Loans decreased by approximately 75% year-over-year to 6,936 during the nine months ended September 30, 2023 from 28,286 in the nine months ended September 30, 2022.
Purchase and refinance loans comprised 1,842 of the Total Loans in the three months ended September 30, 2023 and HELOC loans comprised 225. Purchase and refinance loans made up 6,610 of the funded loans in the nine months ended September 30, 2023 and HELOC loans comprised 326.
Average days loans held for sale for the three months ended September 30, 2023 and 2022, were approximately 21 and 14, respectively. Average days loans held for sale for the nine months ended September 30, 2023 and 2022, were approximately 21 and 17 days, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of each such reporting date, we had an immaterial amount of loans either 90 days past due or non-performing, as Better Home & Finance generally aims to sell loans shortly after production.

Average Loan Amount represents Total Funded Loan Volume divided by number of loans funded in a period. Our Average Loan Amount decreased by approximately 5% to $353,547 in the three months ended September 30, 2023 from $373,184 in the three months ended September 30, 2022 and decreased approximately 6% year-over-year to $358,660 during the nine months ended September 30, 2023 from $382,399 in the nine months ended September 30, 2022. In general, HELOC loans have lower average loan amounts than purchase or refinance loans, and therefore Average Loan Amount has decreased as a result of HELOC growth in 2023.
Gain on Sale Margin represents mortgage platform revenue, net, as presented on our statements of operations and comprehensive income (loss), divided by Funded Loan Volume. We do not manage our business to optimize for Gain on Sale specifically in respect of Purchase Loan offerings, Refinance Loan offerings or HELOC offerings and do not observe material differences in Gain on Sale between such products over time. Gain on Sale Margin increased by approximately 99% to 1.94% during the three months ended September 30, 2023 from 0.98% year-over-year from the three months ended September 30, 2022. Gain on Sale Margin increased by 124% to 2.21% for the nine months ended September 30, 2023 from 0.99% for the nine months ended September 30, 2022. We saw an increase in our Gain on Sale Margin for three months ended September 30, 2023 compared to three months ended September 30, 2022, as well as for the nine months ended September 30, 2023 compared to nine months ended September 30, 2022 as a result of increasing our pricing to drive improved profitability, as well as market volatility which positively impacted our mortgage platform revenue, net.
Total Market Share represents Funded Loan Volume in a period divided by total value of loans funded in the industry for the same period, as presented by FNMA. Our Total Market Share of 0.2% during the three months ended September 30, 2023 remain the same as 0.2% in the three months ended September 30, 2022. Our Total Market Share declined by approximately 67% year-over-year to 0.2% during the nine months ended September 30, 2023 from 0.6% in the nine months ended September 30, 2022. The mortgage market remains competitive among lenders, given the interest rate environment and we continue to focus on originating the most profitable business available to us. As a result, we have pulled back on our most unprofitable channels, resulting in further declines to market share.
Better Plus
Better Real Estate Transaction Volume represents the aggregate dollar amount of real estate volume transacted in a given period across both in-house agents and third-party network agents.
Insurance Coverage Written represents the aggregate dollar amount of insurance liability coverage provided to customers on behalf of insurance carrier partners across all insurance products on Better Home & Finance’s marketplace, specifically title and homeowners insurance offered through Better Settlement Services and Better Cover. This includes the value of the loan for lender’s title insurance and dwelling coverage for homeowners insurance.
Description of Certain Components of Our Financial Data
Components of Revenue
Our sources of revenue include mortgage platform revenue, net, cash offer program revenue, other platform revenue, and net interest income (comprised of mortgage interest income and expense on warehouse lines of credit), net.
Home Finance (Mortgage Platform Revenue, Net)
Mortgage platform revenue, net, includes revenue generated from our mortgage production process. The components of mortgage platform revenue, net, are as follows:
i.Net gain (loss) on sale of loans-This represents the premium we receive in excess of the loan principal amount and certain fees charged by loan purchasers upon sale of loans into the secondary market. Net gain (loss) on sale of loans includes unrealized changes in the fair value of LHFS, which are recognized on a loan by loan basis as part of current period earnings until the loan is sold on the secondary market. The fair value of LHFS is measured based on observable market data. Also included within net gain on sale (loss) of loans is the day one recognition of the fair value of MSRs and any subsequent changes in the measurement of the fair value of the MSRs for loans sold servicing retained, including any gain or loss on subsequent sales of MSRs. We do not manage our business to optimize for Gain on Sale for either our Purchase Loan or Refinance Loan offerings specifically and do not observe material differences in Gain on Sale between such products over time.

ii.Integrated relationship revenue (loss)-Includes fees that we receive for originating loans on behalf of an integrated relationship partner, which are recognized as revenue (loss) upon the integrated relationship partner’s funding of the loan. Some of the loans originated on behalf of the integrated relationship partner are purchased by us. Subsequent changes in the fair value of loans purchased by us are included as part of current period earnings. These loans may be sold in the secondary market at our discretion for which any gain on sale is included in this account. For loans sold on the secondary market, the integrated relationship partner will receive a portion of the execution proceeds. A portion of the execution proceeds that is to be allocated to the integrated relationship partner is accrued as a reduction of integrated relationship revenue (loss) when the loan is initially purchased from the integrated relationship partner.
iii.Changes in fair value of IRLCs and forward sale commitments-IRLCs include the fair value upon issuance with subsequent changes in the fair value recorded in each reporting period until the loan is sold on the secondary market. Fair value of forward commitments hedging IRLCs and LHFS are measured based on quoted prices for similar assets.
Since our mortgage platform revenue, net is driven primarily by the number of funded loans and our net gain on sale from each Funded Loan, fluctuations in interest rates significantly affect our revenues. As described above, in an increasing interest rate environment, mortgage loan refinance volumes and home purchase volumes typically decline, with refinance volumes being particularly sensitive to increasing interest rates. Furthermore, fluctuations in interest rates that affect the price at which we are able to sell our mortgage loan production in the secondary market also could affect our revenues and may even result in significant losses. We mitigate our risk of loss associated with changes in interest rates by entering into forward sale commitments and IRLCs. As a result, our revenue from net gain on sale of loans may vary significantly from quarter to quarter.
Better Cash Offer Program
Our product offerings include the Better Cash Offer program where we work with a home buyer (the “Buyer”) to identify and purchase a home directly from a property Seller. We will then subsequently sell the home to the Buyer. The Buyer may lease the home from us while the Buyer and Better Home & Finance go through the customary closing process to transfer ownership of the home to the Buyer. Arrangements where the Buyer leases the home from us are accounted for under ASC 842 while arrangements where the Buyer does not lease the home are accounted for under ASC 606. The Buyer does not directly or indirectly contract with the seller.
For arrangements under the Better Cash Offer program that do not involve a lease, upon closing on the sale of the home from the Seller to us, we hold legal title to the home. We are responsible for any obligations related to the home while we hold title and are the legal owner and as such we are considered the principal in the transaction. We hold in inventory any homes where the Buyer does not subsequently purchase from us as well as homes held while we are waiting to transfer the home to the Buyer.
We recognize revenue at the time of the closing of the home sale when title to and possession of the home are transferred to the Buyer. The amount of revenue recognized for each home sale is equal to the full sales price of the home. The contracts with the Buyers contain a single performance obligation that is satisfied upon the closing of the transaction and is typically completed in one to ninety days after the commencement of the transaction. We do not offer warranties for sold homes, and there are no continuing performance obligations following the transaction close date.
Also included in Better Cash Offer program revenue is revenue from transactions where we lease the home to the Buyer until the title is transferred to the Buyer which is accounted for under ASC 842 as a sales-type lease. Revenue and expenses for sales-type leases under ASC 842 are recognized at the commencement of the lease. Revenue is recognized for the lease payments, which includes the sales price of the home and the related expenses include the cost of the home as well as transaction closing costs.
For each Better Cash Offer transaction, the vast majority of revenue is comprised of the purchase price of the home paid by the customer to Better Home & Finance, and the vast majority of expense is comprised of the purchase price of the home paid by Better Home & Finance to the seller, which in nearly all cases is the same as the purchase price of the home paid by the customer to Better Home & Finance that is recognized as revenue. Relative to the purchase price of the home, leasing and fee revenue is immaterial. Although we believe this product will enhance the competitiveness of our platform in a suitable market, we are not actively seeking Better Cash Offer customers, although we maintain the functionality and would be able to serve inbound demand.

Better Plus (Other Platform Revenue)
We generate other platform revenue through our Better Plus offerings, which includes Better Settlement Services (title insurance and settlement services), Better Real Estate (real estate agent services), and Better Cover (homeowners insurance).
Our other platform revenue primarily consists of Better Settlement Services (title insurance and settlement services). For title insurance, we generate revenues from agent fees on title policies written by third parties and sold to our customers in loan transactions. We recognize revenues from agent fees on title policies upon the completion of the performance obligation, which is when the loan transaction closes. As an agent, we do not control the ability to direct the fulfillment of the service, are not primarily responsible for fulfilling the performance of the service, and do not assume the risk in a claim against the policy.
For settlement services, we generate revenues from fees on services, such as policy preparation, title search, wire, and other services, required to close a loan, which were provided by third parties through our platform. We recognized revenues from fees on settlement services upon the completion of the performance obligation, which was when the loan transaction closes. For settlement services, we used a third party to fulfill these services, but we were considered the principal in the transaction as we direct the fulfillment of the services and ultimately bear the risk of nonperformance. As we were considered the principal, revenues from settlement services were presented on a gross basis. In December 2022, the Company terminated the service with the third party. And in March 2023, we entered into a work share agreement and a revenue share agreement with another third party to fulfill the settlement service and we are no longer considered the principal as we do not control the ability to direct the fulfillment of the service, are not primarily responsible for fulfilling the performance of the service, and do not assume the risk in a claim against the service.
Our performance obligations for title insurance and settlement services are typically completed 40 to 60 days after the commencement of the loan origination process and are recognized in revenue upon the closing of the loan transaction.
The remaining amount of other platform revenue consists of our Better Real Estate (real estate agent services) and Better Cover (homeowners insurance) offerings. For Better Real Estate, we generate revenues from fees related to real estate agent services, including cooperative brokerage fees from our network of third-party real estate agents, as well as brokerage fees earned when we provide our in-house real estate agents to assist our customers in the purchase or sale of a home. For Better Cover, we generate revenues from agent fees on homeowners insurance policies obtained by our customers through our marketplace of third-party insurance carriers.
Net Interest Income (Expense)
Net interest income (expense) includes interest income from LHFS calculated based on the note rate of the respective loan as well as interest expense on warehouse lines of credit.
Components of Our Operating Expenses
Our expenses consist of mortgage platform expenses, cash offer program expenses, other platform expenses, general and administrative expenses, marketing and advertising expenses, and technology and product development expenses.
Mortgage Platform Expenses
Mortgage platform expenses consist primarily of origination expenses, appraisal fees, processing expenses, underwriting, closing fees, servicing costs, and sales and operations personnel-related expenses. Sales and operations personnel-related expenses include compensation and related benefits, stock-based compensation, and allocated occupancy expenses and related overhead based on headcount. These expenses are expensed as incurred with the exception of stock-based compensation which is recognized over the requisite service period.
Our mortgage platform expenses are primarily driven by our origination volume, principally the headcount required to produce funded loans. We expect that mortgage platform expenses will grow if our origination volume grows and decline if our origination volume declines.

Cash Offer Program Expenses
Cash offer program expenses include the full cost of the home, including transaction closing costs and costs for maintaining the home before the title is transferred to the buyer. For each Better Cash Offer transaction, the vast majority of expenses are comprised of the purchase price of the home paid by Better Home & Finance to the seller, which in nearly all cases, is the same as the purchase price paid by the Buyer to Better Home & Finance that is recognized as revenue. Relative to the purchase price of the home, closing costs and other maintenance costs are immaterial. Cash offer program expenses are recognized when title is transferred to the Buyer for arrangements recognized under ASC 606 and when the lease commences for arrangements recognized under ASC 842.
Other Platform Expenses
Other platform expenses relate to other non-mortgage homeownership activities, including settlement service expenses, lead generation, and personnel related costs. Settlement service expenses consist of fees for transactional services performed by third-party providers for borrowers while lead generation expenses consist of fees for services related to real estate agents. Personnel related expenses include compensation and related benefits, stock-based compensation, and allocated occupancy expenses and related overhead based on headcount. Other platform expenses are expensed as incurred with the exception of stock-based compensation, which is recognized over the requisite service period. We expect other platform expenses to increase if we grow our Better Plus products and services and decline if business from Better Plus products and services declines. Other platform expense includes personnel expense associated with our in-house real estate agent business. In the second quarter of 2023, we made the decision to wind down our in-house real estate agent business and focus on partnering with third-party real estate agents to provide our mortgage customers with real estate agent services.
General and Administrative Expenses
General and administrative expenses include personnel-related expenses, including stock-based compensation and benefits for executive, finance, accounting, legal, and other administrative personnel. In addition, general and administrative expenses include external legal, tax and accounting services, and allocated occupancy expenses and related overhead based on headcount. General and administrative expenses are generally expensed as incurred, with the exception of stock-based compensation, which is recognized over the requisite service period. We expect general and administrative expenses to increase in absolute terms as a result of our transition to being a public company. However, we expect general and administrative expenses to change at a slower rate than the changes in origination volumes. As we reduced headcount drastically in previous years and have continued headcount reductions in 2023, and expect to continue to do so, we expect employee related costs to decrease as a smaller administrative function is needed to support an organization with a much lower headcount but we expect this to be offset by increased costs related to legal and professional services with our transition to a public company to support the different regulatory and legal matters we are subject to.
Marketing and Advertising Expenses
Marketing and advertising expenses consist of customer acquisition expenses, brand costs, paid marketing and personnel-related costs for brand teams. For customer acquisition expenses, we primarily generate loan origination leads through third-party financial service websites for which we incur “pay-per-click” expenses. A majority of our marketing expenses are incurred from leads that we purchase from these third-party financial service websites. Personnel-related expenses include compensation and related benefits, including stock-based compensation, and allocated occupancy expenses and related overhead based on headcount. Marketing expenses are generally expensed as incurred with the exception of stock-based compensation, which is recognized over the requisite service period.
Although we are working towards increasing organic traffic and demand from B2B partners to drive a growing portion of our loan origination volume, we also expect that advertising expenses will continue to be important to drive loan origination volume and revenue growth, and therefore we expect that these expenses will increase if origination volume increases, and decrease if origination volume decreases. Marketing expenses may also vary based on the costs of leads that we purchase from digital lead aggregators, which we expect will increase in more challenging mortgage lending markets.
Technology and Product Development Expenses
Technology and product development expenses consist of employee compensation, amortization of capitalized internal-use software costs related to our technology platform and expenses related to vendors engaged in product management, design, development and testing of our websites and products. Employee compensation consists of stock-based compensation and benefits related to our technology team, product and creative team and engineering team. Technology and product development expenses also include allocated occupancy expenses and related overhead based on headcount. Technology and product development expenses are generally expensed as incurred with the exception of stock-based compensation, which is recognized over the requisite service period. We expect technology and product development expenses to increase if we choose to continue to develop our platform and add new features and functionalities, including additional homeownership products and services.
Stock-based Compensation
We measure and record the expense related to stock-based compensation awards based on the fair value of those awards as determined on the date of grant. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, and use the straight-line method to recognize stock-based compensation. For stock-based compensation with performance conditions, we record stock-based compensation expenses when it is deemed probable that the performance condition will be met. We use the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of stock options. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based compensation awards, including the option’s expected term and the price volatility of the underlying stock. We calculate the fair value of options granted using the following assumptions:
i.Expected volatility—We estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.
ii.Expected term—The expected term of our options represents the period that the stock-based awards are expected to be outstanding. We have elected to use the midpoint of the stock options vesting term and contractual expiration period to compute the expected term, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
iii.Risk-free interest rate—The risk-free interest rate is based on the implied yield currently available on US Treasury zero-coupon issues with a term that is equal to the options’ expected term at the grant date.
iv.Dividend yield—We have not declared or paid dividends to date and do not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.
Forfeitures of stock options are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from initial estimates.
We record compensation expenses related to stock options issued to non-employees, including consultants, based on the fair value of the stock options on the grant date over the service performance period as the stock options vest.
We expect stock-based compensation to increase in the near term as we have recognized an increase in expense due to employee awards that contain both time vested criteria and the close of the Business Combination in order to vest.
Public Company Expenses
We expect our expenses, including accounting, legal and personnel-related expenses and directors’ and officers’ insurance expenses, to increase as we establish more comprehensive compliance and governance functions, remediate any material weaknesses, significant deficiencies and deficiencies and maintain effective internal controls over financial reporting and prepare and distribute periodic reports as required by the rules and regulations of the SEC. As a result, our historical results of operations may not be indicative of our results of operations in future periods.

Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2023	2022	2023	2022
Revenues:
Mortgage platform revenue, net(1)	$14,207	$11,087	$54,927	$106,586
Cash offer program revenue	—	9,739	304	226,096
Other platform revenue	1,333	5,688	9,355	35,623
Net interest income (expense):	—
Interest income	3,667	4,977	12,527	22,918
Warehouse interest expense	(2,758)	(2,838)	(9,544)	(14,775)
Net interest income (expense)	909	2,139	2,983	8,143
Total net revenues	16,449	28,653	67,569	376,448
Expenses:
Mortgage platform expenses(2)(3)	19,166	55,545	70,809	292,915
Cash offer program expenses	—	9,813	398	227,509
Other platform expenses(2)(3)	3,161	8,951	11,787	55,250
General and administrative expenses(2)(3)	59,189	46,499	113,392	161,293
Marketing and advertising expenses(2)(3)	5,128	9,948	17,122	59,801
Technology and product development expenses(2)(3)	20,732	29,414	66,639	100,354
Restructuring and impairment expenses(2)(3)	679	45,781	11,798	212,490
Total expenses	108,055	205,951	291,945	1,109,612
Loss from operations	(91,606)	(177,298)	(224,376)	(733,164)
Interest and other expense, net:
Other income (expense)	977	746	5,187	861
Interest and amortization on non-funding debt	(11,939)	(3,304)	(18,237)	(10,077)
Interest on Bridge Notes	-	(80,099)	—	(213,513)
Change in fair value of warrants	861	—	861	—
Change in fair value of convertible preferred stock warrants	—	4,202	266	24,613
Change in fair value of bifurcated derivative	(237,667)	29,089	(236,603)	306,866
Total interest and other expenses, net	(247,768)	(49,366)	(248,526)	108,750
Loss before income tax expense	(339,374)	(226,664)	(472,902)	(624,414)
Income tax expense / (benefit)	659	(52)	2,539	1,450
Net loss	$(340,033)	$(226,612)	$(475,441)	$(625,864)
Earnings (loss) per share attributable to common stockholders (Basic)	$(0.68)	$(0.77)	$(1.30)	$(2.16)
Earnings (loss) per share attributable to common stockholders (Diluted)	$(0.68)	$(0.77)	$(1.30)	$(2.16)

__________________
(1)The components of mortgage platform revenue, net for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Net gain (loss) on sale of loans	$7,120	$(10,125)	$36,689	$(59,105)
Integrated relationship revenue (loss)	3,067	2,265	9,797	(8,526)
Changes in fair value of IRLCs and forward sale commitments	4,019	18,947	8,441	174,217
Total mortgage platform revenue, net	$14,207	$11,087	$54,927	$106,586

__________________
(2)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Mortgage platform expenses	$4,176	$1,491	$5,905	$4,941
Other platform expenses	1,493	426	1,837	675
General and administrative expenses	16,828	6,862	25,123	20,479
Marketing and advertising expenses	146	369	216	709
Technology and product development	2,401	1,825	4,317	4,217
Total stock-based compensation expense	$25,044	$10,973	$37,398	$31,021
__________________
(3)Includes depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Mortgage platform expenses	$684	$1,935	$2,960	$6,404
Other platform expenses	26	47	77	289
General and administrative expenses	453	1,022	1,569	3,116
Marketing and advertising expenses	20	45	59	133
Technology and product development	9,308	9,120	28,126	26,904
Total depreciation and amortization	$10,491	$12,168	$32,791	$36,845
Three and Nine Months Ended September 30, 2023 as Compared to Three and Nine Months Ended September 30, 2022
Revenues
The components of our revenues for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenues:
Mortgage platform revenue, net	14,207	11,087	54,927	106,586
Cash offer program revenue	—	9,739	304	226,096
Other platform revenue	1,333	5,688	9,355	35,623
Net interest income (expense):
Interest income	3,667	4,977	12,527	22,918
Warehouse interest expense	(2,758)	(2,838)	(9,544)	(14,775)
Net interest income	909	2,139	2,983	8,143
Total net revenues	$16,449	$28,653	$67,569	$376,448

Mortgage Platform Revenue, Net
Mortgage platform revenue, net increased $3.1 million or 28% to $14.2 million for the three months ended September 30, 2023 compared to $11.1 million for the three months ended September 30, 2022. The increase in mortgage platform revenue, net was largely driven by the removal of the negative revenue impact that resulted from the decline in fair value of loans held for sale during the period ended September 30, 2022. In certain periods, such as the three months ended September 30, 2022, the negative revenue impact from the decline in fair value of loans held for sale due to increasing interest rates resulted in a net loss on sale of loans, which was offset by the gain resulting from our hedging activities, or gain from changes in fair value interest rate lock commitments and forward sale commitments. The impacts of hedging LHFS are included within changes in fair value of IRLCs and forward sale commitments within total mortgage platform revenue, net. The combined impact of the decline in fair value of loans and gains resulting from our hedging resulted in overall lower revenue in the period ending September 30, 2022 compared to the period ended September 30, 2023 because interest rates were no longer increasing as rapidly, thereby resulting in overall higher revenue in the period ending September 30, 2023. This increase in revenue was offset by a decrease in Funded Loan Volume in the period ending September 30, 2023 compared to the period ending September 30, 2022. During the three months ended September 30, 2023, we experienced market volatility which positively impacted our mortgage platform revenue, net compared to the three months ended September 30, 2022, resulting in our Gain on Sale Margin increasing from 0.98% in the three months ended September 30, 2022 to 1.94% in the three months ended September 30, 2023. Further, net gain (loss) on sale of loans increased $17.2 million, or 170%, to a gain of $7.1 million for the three months ended September 30, 2023 compared to a loss of $10.1 million for the three months ended September 30, 2022.
Mortgage platform revenue, net decreased $51.7 million or 48% to $54.9 million for the nine months ended September 30, 2023 compared to $106.6 million for the nine months ended September 30, 2022. The decrease in mortgage platform revenue, net was largely driven by the reduction of Funded Loan Volume. As a result of our continued focus on originating the most profitable business available to us, as well as the removal of some of the fluctuations in interest rates and other market factors that led to negative revenue impacts from the decline in fair value of loans held for sale during the nine months ended September 30, 2022 , mortgage platform revenue, net decreased less on a percentage basis than Funded Loan Volume. During the nine months ended September 30, 2023, we experienced market volatility which positively impacted our mortgage platform revenue, net compared to the nine months ended September 30, 2022, resulting in our Gain on Sale Margin increasing from 0.99% in the nine months ended September 30, 2022 to 2.21% in the nine months ended September 30, 2023. Further, net gain (loss) on sale of loans increased $95.8 million, or 162%, to a gain of $36.7 million for the nine months ended September 30, 2023 compared to a loss of $59.1 million for the nine months ended September 30, 2022.
Integrated relationship revenue increased $0.8 million, or 35% to a gain of $3.1 million for the three months ended September 30, 2023, compared to gain of $2.3 million for the three months ended September 30, 2022. The increase in integrated relationship revenue was primarily driven by the increase in the fair value of loans purchased from the integrated relationship partner due to fluctuations in interest rates and other market factors. The increase in revenue was offset by a decrease in origination fees received for originating loans on behalf of the integrated relationship partner driven by decreased loan origination volume.
Integrated relationship revenue increased $18.3 million, or 215% to a gain of $9.8 million for the nine months ended September 30, 2023, compared to loss of $8.5 million for the nine months ended September 30, 2022. The increase in integrated relationship revenue was primarily driven by the increase in the fair value of loans purchased from the integrated relationship partner due to fluctuations in interest rates and other market factors. In certain periods, such as the nine months ended September 30, 2022, the negative revenue impact from the decline in fair value of loans held for sale due to increasing interest rates resulted in a loss from integrated relationships, which were offset by the gain resulting from our hedging activities, or gain from changes in fair value interest rate lock commitments and forward sale commitments. The impacts of hedging LHFS purchased from the integrated relationship partner are included within changes in fair value of IRLCs and forward sale commitments within mortgage platform revenue, net. The increase in revenue was offset by a decrease in origination fees received for originating loans on behalf of the integrated relationship partner driven by decreased loan origination volume.
Changes in the fair value of IRLCs and forward sale commitments decreased $14.9 million, or 79%, to a gain of $4.0 million for the three months ended September 30, 2023, compared to a gain of $18.9 million for the three months ended September 30, 2022 and decreased $165.8 million, or 95%, to a gain of $8.4 million for the nine months ended September 30, 2023, compared to a gain of $174.2 million for the nine months ended September 30, 2022. We record the fair value of our IRLCs, net of any related changes in the recorded fair value of our forward sale commitments. The decrease in the fair value of IRLCs and forward sale commitments were primarily driven by a reduction in Funded Loan Volume as hedging a smaller portfolio of loans results in a decrease to changes in the fair value of IRLCs and forward sale commitments. Additionally, increased market volatility in the three and nine months ended September 30, 2022 resulted in higher gain from our hedging activities to offset a net loss on sale of loans and loss from integrated relationships during this period. We did not see this same market dynamics in the three and nine months ended September 30, 2023, as we saw a positive net gain on sale of loans and gain from integrated relationships. The changes in fair value of IRLCs and forward sale commitments were also driven by increased average 30-year mortgage rates during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022. Generally, as interest rates increase, the fair value of our IRLCs decrease and the fair value of our forward sale commitments increases.
Cash Offer Program Revenue
Cash offer program decreased $9.7 million or 100%, to none for the three months ended September 30, 2023 compared to $9.7 million for the three months ended September 30, 2022. We began offering the Better Cash Offer program in the fourth quarter of 2021 and grew the offering significantly in the first half of 2022. Starting in the second half of 2022, revenue from the Better Cash Offer program scaled back significantly due to market conditions which softened significantly compared to the first half of 2022. By the start of 2023, revenue and expenses from the Better Cash Offer program were immaterial. Although we believe this product will enhance the competitiveness of our platform in a suitable market, we are not actively seeking Better Cash Offer customers, although we maintain the functionality and would be able to serve inbound demand. For the three months ended September 30, 2023 and 2022, we completed 0 and 15 Better Cash Offer transactions, respectively.
Cash offer program decreased $225.8 million or 100%, to $0.3 million for the nine months ended September 30, 2023 compared to $226.1 million for the nine months ended September 30, 2022. Cash offer program revenue decreased as we are not actively seek Better Cash Offer customers and began to scale back significantly in the second half of 2022. For the nine months ended September 30, 2023 and 2022, we completed 1 and 401 Better Cash Offer transactions, respectively.
Other Platform Revenue
Other platform revenue decreased $4.4 million or 77% to $1.3 million for the three months ended September 30, 2023 compared to $5.7 million for the three months ended September 30, 2022. The decrease in other platform revenue was primarily driven by a decline in our real estate transaction volume and title insurance and settlement services due to lower mortgage volume, as our mortgage business serves as the primary lead generation source for the Better Plus businesses. During the three months ended September 30, 2023 we focused on partnering with third-party real estate agents to provide our customers with real estate agent services which has negatively impacted other platform revenue, as in-house agents provide higher revenue per transaction than third-party real estate agents.
Other platform revenue decreased $26.3 million or 74% to $9.4 million for the nine months ended September 30, 2023 compared to $35.6 million for the nine months ended September 30, 2022. The decrease in other platform revenue was primarily driven by a decline in our real estate transaction volume and title insurance and settlement services due to lower mortgage volume, as our mortgage business serves as the primary lead generation source for the Better Plus businesses. In the third quarter of 2023, we continued to wind down our in-house real estate agent business and focus on partnering with third-party real estate agents to provide our customers with real estate agent services. We expect this to negatively impact other platform revenue going forward, as in-house agents provide higher revenue per transaction than third-party real estate agents.
Net Interest Income (Expense)-Interest Income
Interest income decreased $1.3 million, or 26% to $3.7 million for the three months ended September 30, 2023 compared to $5.0 million for the three months ended September 30, 2022. The decrease in interest income was primarily driven by the decrease in origination volume and the interest income earned on the unpaid principal balance for loans held and serviced during the interim between the origination of the loan and its sale on the secondary market.
Interest income decreased $10.4 million, or 45% to $12.5 million for the nine months ended September 30, 2023 compared from $22.9 million of the nine months ended September 30, 2022. The decrease in interest income was primarily driven by the decrease in origination volume and the interest income earned on the unpaid principal balance for loans held and serviced during the interim between the origination of the loan and its sale on the secondary market.

Net Interest Income (Expense)-Warehouse Interest Expense
Warehouse interest expense decreased $0.1 million, or 3% to $2.8 million for the three months ended September 30, 2023 compared to $2.8 million for the three months ended September 30, 2022. The decrease in warehouse interest expense was primarily driven by decreased borrowings on funding facilities used in the mortgage production process to meet the decreased origination volume and was offset by a higher cost of borrowing on our funding facilities driven by significant increases in the reference rate, SOFR. For the three months ended September 30, 2023 and 2022, the average 1-month SOFR rate was 5.24% and 2.15%, respectively.
Warehouse interest expense decreased $5.2 million, or 35% to $9.5 million for the nine months ended September 30, 2023 compared to $14.8 million for the nine months ended September 30, 2022. The decrease in warehouse interest expense was primarily driven by decreased borrowings on funding facilities used in the mortgage production process to meet the decreased origination volume and was offset by a higher cost of borrowing on our funding facilities driven by significant increases in the reference rate, SOFR. For the nine months ended September 30, 2023 and 2022, the average 1-month SOFR rate was 4.90% and 0.99%, respectively.
Operating Expenses
The components of our operating expenses for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Mortgage platform expenses	19,166	55,545	70,809	292,915
Cash offer program expenses	—	9,813	398	227,509
Other platform expenses	3,161	8,951	11,787	55,250
General and administrative expenses	59,189	46,499	113,392	161,293
Marketing and advertising expenses	5,128	9,948	17,122	59,801
Technology and product development expenses	20,732	29,414	66,639	100,354
Restructuring and impairment expenses	679	45,781	11,798	212,490
Total operating expenses	$108,055	$205,951	$291,945	$1,109,612
Mortgage platform expenses were $19.2 million for the three months ended September 30, 2023, a decrease of $36.4 million or 65% as compared with $55.5 million in the three months ended September 30, 2022. The decrease in mortgage platform expenses was primarily driven by reductions in Funded Loan Volume, which led to a reduction in variable loan origination expenses to support lower volume, as well as reductions in headcount related expenses such as compensation and benefits including stock-based compensation. One-time termination benefits, such as employee severance are recorded in restructuring and impairment expenses within the statements of operations and comprehensive loss.
Mortgage platform expenses were $70.8 million for the nine months ended September 30, 2023, a decrease of $222.1 million or 76% as compared with $292.9 million in the nine months ended September 30, 2022. The decrease in mortgage platform expenses was primarily driven by reductions in Funded Loan Volume, which led to a reduction in variable loan origination expenses to support lower volume, as well as reductions in headcount related expenses such as compensation and benefits including stock-based compensation as a result of restructuring initiatives.
Cash Offer program expenses were none for the three months ended September 30, 2023, a decrease of $9.8 million or approximately 100% as compared with $9.8 million in the three months ended September 30, 2022. Cash offer program expenses primarily consist of the full cost of the home, including transaction closing costs and costs for maintaining the home before the title is transferred to the buyer, and these costs move in line with cash offer program revenue. We scaled back the Better Cash Offer program significantly in the second half of 2022 due to weaker market conditions and for the three months ended September 30, 2023 we did not actively seek Better Cash Offer customers. As we scaled back Better Cash Offer revenue, expenses from the Better Cash Offer program also scaled back commensurately.
Cash Offer program expenses were $0.4 million for the nine months ended September 30, 2023, a decrease of $227.1 million or approximately 100% as compared with $227.5 million in the nine months ended September 30, 2022. We began offering the Better Cash Offer program in the fourth quarter of 2021 and grew the offering significantly in the first half of

2022. Starting in the second half of 2022 and continuing in the first half of 2023, we scaled back the Better Cash Offer program significantly due to weaker market conditions. In the second half of 2023 we did not actively seek Better Cash Offer customers. As we scaled back Better Cash Offer revenue, expenses from the Better Cash Offer program also scaled back commensurately.
Other platform expenses were $3.2 million for the three months ended September 30, 2023, a decrease of $5.8 million or 65% as compared with $9.0 million in the three months ended September 30, 2022. The decrease in other platform expenses was driven primarily by decreases in headcount which reduced personnel related expenses such as cash compensation, related benefits, and stock-based compensation. The decreases in these expenses are due to the reduction in headcount related to our restructuring initiatives which accelerated during 2022 and continued in the first half of 2023. One-time termination benefits, such as employee severance are recorded in restructuring and impairment expenses within the statements of operations and comprehensive loss.
Other platform expenses were $11.8 million for the nine months ended September 30, 2023, a decrease of $43.5 million or 79% as compared with $55.3 million in the nine months ended September 30, 2022. The decrease in other platform expenses was driven primarily by decreases in headcount which reduced personnel related expenses such as cash compensation, related benefits, and stock-based compensation. The decreases in these expenses are due to the reduction in headcount related to our restructuring initiatives which accelerated during 2022, as the headcount was the highest during the first half of 2022, and continued in 2023.
General and administrative expenses were $59.2 million for the three months ended September 30, 2023, an increase of $12.7 million or 27% as compared with $46.5 million in the three months ended September 30, 2022. The change in general and administrative expenses was driven primarily by an increase in compensation and benefits as well as stock based compensation as a result of the consummation of the Business Combination. Upon the consummation of the Business Combination, we recognized additional compensation expense in the form of transaction-related bonuses for executives as well as additional compensation expense related to a one-time retention bonus given to an executive in the form of a forgivable loan that was forgiven upon the Closing. Stock based compensation increased due to the recognition of the expense for those awards that met the vesting criteria of both time and the Closing of the Business Combination. This was offset by decreases in legal, accounting, and other professional services which we expect to increase over the short term in relation to operating and supporting a now public company.
General and administrative expenses were $113.4 million for the nine months ended September 30, 2023, a decrease of $47.9 million or 30% as compared with $161.3 million in the nine months ended September 30, 2022. The change in general and administrative expenses was driven primarily by the reduction in headcount related to our restructuring initiatives and was offset by the above mentioned executive transaction related bonuses and executive one-time retention bonus upon the Closing. Our organization had a much higher headcount at start of 2022 and it was not until later in 2022 did we see benefits from our restructuring initiatives which is why compensation and benefits is higher for the nine months ended September 30, 2022. One-time termination benefits, such as employee severance are recorded in restructuring and impairment expenses within the statements of operations and comprehensive loss. The increase in stock based compensation is due to the recognition of the expense for those awards that met the vesting criteria of both time and the Closing of the Business Combination. Overall, our legal, accounting, and other professional services expenses decreased as we incurred lower amounts to support a smaller organization for the nine months ended September 30, 2023.
The following table presents a disaggregation of our general and administrative expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Compensation and benefits	28,821	16,102	48,338	69,689
Stock-based compensation	16,828	6,862	25,123	20,479
Depreciation and amortization	453	1,022	1,569	3,116
Rent	81	180	285	923
Legal, accounting, and other professional services	13,006	22,334	38,077	67,086
Total general and administrative expenses	$59,189	$46,499	$113,392	$161,293

Marketing and advertising expenses were $5.1 million for the three months ended September 30, 2023, a decrease of $4.8 million or 48% as compared with $9.9 million in the three months ended September 30, 2022. Substantially all of the decrease in marketing and advertising expenses was driven by decreases in customer acquisition-related expenses, as our lower origination volume resulted in less required customer acquisition spend in the aggregate.
Marketing and advertising expenses were $17.1 million for the nine months ended September 30, 2023, a decrease of $42.7 million or 71% as compared with $59.8 million in the nine months ended September 30, 2022. Substantially all of the decrease in marketing and advertising expenses was driven by decreases in customer acquisition-related expenses, as our lower origination volume resulted in less required customer acquisition spend in the aggregate.
Technology and product development expenses were $20.7 million for the three months ended September 30, 2023, a decrease of $8.7 million or 30% as compared with $29.4 million in the three months ended September 30, 2022. The decrease in technology and product development expenses was driven primarily by decreased personnel-related compensation expenses due to decreased engineering, product and data headcount as well as decreases in rent and occupancy expenses required to support a smaller engineering and product and data workforce. The decrease in technology and product development expenses was also driven by a reduction in technology vendor expenses as we terminated or renegotiated vendor contracts that were designed for a much larger workforce. One-time termination benefits, such as employee severance are recorded in restructuring and impairment expenses within the statements of operations and comprehensive loss.
Technology and product development expenses were $66.6 million for the nine months ended September 30, 2023, a decrease of $33.7 million or 34% as compared with $100.4 million in the nine months ended September 30, 2022. The decrease in technology and product development expenses was driven primarily by decreased personnel-related compensation expenses due to decreased engineering, product and data headcount as well as a reduction in technology vendor expenses as we terminated or renegotiated vendor contracts that were designed for a much larger workforce.
Interest and other expense, net
The components of our Interest and other expense, net for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Other income (expense)	977	746	5,187	861
Interest and amortization on non-funding debt	(11,939)	(3,304)	(18,237)	(10,077)
Interest on Pre-Closing Bridge Notes	—	(80,099)	-	(213,513)
Change in fair value of convertible preferred stock warrants	—	4,202	266	24,613
Change in fair value of bifurcated derivative	(237,667)	29,089	(236,603)	306,866
Total interest and other expense, net	$(247,768)	$(49,366)	$(248,526)	$108,750
Other income (expense) was a gain of $1.0 million for the three months ended September 30, 2023, an increase of $0.2 million or 31% as compared with a gain of $0.7 million in the three months ended September 30, 2022. The increase is due to income on cash invested in short term marketable securities with maturities of 90 days or less as well as income from short-term investments which are made up of U.K. government Treasury securities with maturities ranging from 91 days to one year.
Other income (expense) was a gain of $5.2 million for the nine months ended September 30, 2023, an increase of $4.3 million or 502% as compared with a gain of $0.9 million in the nine months ended September 30, 2022. The increase is due to income on cash invested in short term marketable securities with maturities of 90 days or less as well as income from short-term investments which are made up of U.K. government Treasury securities with maturities ranging from 91 days to one year. We began investing in U.K. government Treasuries in the second quarter of 2023 in conjunction with the acquisition of Birmingham Bank.
Interest and amortization on non-funding debt was $11.9 million for the three months ended September 30, 2023, an increase of $8.6 million or 261% as compared with $3.3 million in the three months ended September 30, 2022. The increase in interest expense is due to the pay off of the remaining principal balance on our Corporate Line of Credit in August 2023 which required payment of a make-whole amount that represents minimum interest for the Lender of $4.5 million as well as the write off of the remaining $5.1 million capitalized debt issuance expenses that were yet to be amortized upon payoff. The increase in interest expense also includes $0.5 million of interest related to the Post-Closing Convertible Notes which were issued in August 2023.
Interest and amortization on non-funding debt was $18.2 million for the nine months ended September 30, 2023, an increase of $8.2 million or 81% as compared with $10.1 million in the nine months ended September 30, 2022. The increase in interest expense is due to the pay off of the remaining principal balance on our Corporate Line of Credit in August 2023 which required payment of a make-whole amount that represents minimum interest for the Lender of $4.5 million as well as the write off of the remaining $5.1 million capitalized debt issuance expenses that were yet to be amortized upon payoff. The increase in interest and amortization on non-funding debt was offset by carrying a lower principal balance on our Corporate Line of Credit as we began to make principal payments throughout 2023 until the eventual payoff in August 2023. The increase in interest expense also includes $0.5 million of interest related to the Post-Closing Convertible Notes which were issued in August 2023.
Interest on Pre-Closing Bridge Notes was none for the three months ended September 30, 2023, a decrease of $80.1 million or 100% as compared with $80.1 million in the three months ended September 30, 2022. The decrease is due to the discount on the Pre-Closing Bridge Notes being fully accreted up to $750.0 million by November 2022, the contractual maturity, as such there was no interest expense related to the Pre-Closing Bridge Notes for the three months ended September 30, 2023.
Interest on Pre-Closing Bridge Notes was none for the nine months ended September 30, 2023, a decrease of $213.5 million or 100% as compared with $213.5 million in the nine months ended September 30, 2022. The decrease is due to the discount on the Pre-Closing Bridge Notes being fully accreted up to $750.0 million by November 2022, the contractual maturity, as such there was no interest expense related to the Pre-Closing Bridge Notes for the nine months ended September 30, 2023.
Change in fair value of convertible preferred stock warrants was none for the three months ended September 30, 2023, a decrease of $4.2 million or 100% as compared with a gain $4.2 million in the three months ended September 30, 2022. The change in fair value of convertible preferred stock warrants is driven by changes in the significant unobservable inputs used to determine the fair value, mainly the fair value of our preferred stock, and upon the Closing of the Business Combination warrant holders exercised their warrants which resulted in no further changes in fair value as the exercise was recognized through additional paid-in-capital.
Change in fair value of convertible preferred stock warrants was a gain of $0.3 million for the nine months ended September 30, 2023, a decrease of $24.3 million or 99% as compared with a gain $24.6 million in the nine months ended September 30, 2022. The change in fair value of convertible preferred stock warrants is driven by changes in the significant unobservable inputs used to determine the fair value, mainly the fair value of our preferred stock and upon the Closing of the Business Combination warrant holders exercised their warrants which resulted in no further changes in fair value as the exercise was recognized through additional paid-in-capital.
Change in fair value of bifurcated derivative was a loss of $237.7 million for the three months ended September 30, 2023, a decrease of $266.8 million or 917% as compared with a gain $29.1 million in the three months ended September 30, 2022. The changes in the bifurcated derivative are largely driven by changes in the fair value of this embedded conversion feature in the Pre-Closing Bridge Notes that required bifurcated accounting. The fair value of the embedded conversion feature is based on significant unobservable inputs used to determine the fair value, mainly the changes in the fair value of our preferred stock. For the three months ended September 30, 2023, the bifurcated derivative had a loss of $237.7 million as upon the Closing of the Business Combination the Pre-Closing Bridge notes converted to or were exchanged for common stock and as such embedded conversion feature had no value at that time. For the three months ended September 30, 2022, the bifurcated derivative had $29.1 million increase in value as the value of the bifurcated derivative changed from $277.8 million to $306.9 million on the consolidated balance sheets as of June 30, 2022 to September 30, 2022, respectively.
Change in fair value of bifurcated derivative was a loss of $236.6 million for the nine months ended September 30, 2023, a decrease of $543.5 million or 177% as compared with a gain $306.9 million in the nine months ended September 30, 2022. The changes in the bifurcated derivative are largely driven by changes in the fair value of this embedded conversion feature in the Pre-Closing Bridge Notes that required bifurcated accounting. The fair value of the embedded conversion feature is based on significant unobservable inputs used to determine the fair value, mainly the changes in the fair value of our preferred stock. For the nine months ended September 30, 2023, the bifurcated derivative had a loss of $236.6 million as upon the Closing of the Business Combination the Pre-Closing Bridge Notes converted to or were exchanged for common stock and as such embedded conversion feature had no value at that time. For the nine months ended September 30, 2022, the bifurcated derivative had a gain of $306.9 million as prior to 2022, this embedded conversion feature had no value.

Other Changes in Financial Condition
The following table sets forth material changes to our summary condensed balance sheet between September 30, 2023 and December 31, 2022:

(Amounts in thousands, except share and per share amounts)	September 30, 2023	December 31, 2022	Increase/ (Decrease)
Assets
Cash and cash equivalents	$526,765	$317,959	$208,806
Mortgage loans held for sale, at fair value	160,025	248,826	(88,801)
Bifurcated derivative	—	236,603	(236,603)
Loan commitment asset	—	16,119	(16,119)
Other combined assets	250,265	267,015	(16,750)
Total Assets	$937,055	$1,086,522	$(149,467)
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Liabilities
Warehouse lines of credit	$73,536	$144,049	$(70,513)
Corporate line of credit, net	—	144,403	(144,403)
Accounts payable and accrued expenses	103,435	88,983	14,452
Convertible Notes	513,001	—	513,001
Pre-Closing Bridge Notes	—	750,000	(750,000)
Other combined liabilities	89,851	132,907	(43,056)
Total Liabilities	779,823	1,260,342	(480,519)
Convertible preferred stock	—	436,280	(436,280)
Stockholders’ Equity (Deficit)
Additional paid-in capital	1,826,848	626,628	1,200,220
Accumulated deficit	(1,656,856)	(1,181,415)	(475,441)
Other combined equity	(12,760)	(55,313)	42,553
Total Stockholders’ Equity (Deficit)	157,232	(610,100)	767,332
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$937,055	$1,086,522	$(149,467)
Total Cash and cash equivalents increased $208.8 million or 66%, to $526.8 million at September 30, 2023 compared to $318.0 million at December 31, 2022. The increase in Cash and cash Equivalents was largely driven by net cash provided by financing activities during the period. Upon the Closing of the Business Combination, the Company issued to SoftBank senior subordinated convertible notes in the aggregate principal amount of $528.6 million. See Liquidity and Capital Resources for further details.
Mortgage loans held for sale, at fair value decreased $88.8 million, or 36%, to $160.0 million at September 30, 2023 compared to $248.8 million at December 31, 2022. The decrease in Mortgage loans held for sale, at fair value was largely driven by a bulk sale of LHFS during the third quarter as well as changes in funded loan volume.

Bifurcated derivative decreased $236.6 million, or 100.0%, to none at September 30, 2023 compared to $236.6 million at December 31, 2022. The Bifurcated derivative was written off as upon the Closing of the Business Combination the Pre-Closing Bridge notes converted to or were exchanged for common stock and as such the embedded conversion feature had no value at that time.
Loan commitment asset decreased $16.1 million or 100% to none at September 30, 2023 compared to $16.1 million at December 31, 2022. Upon issuing the Convertible Notes, the loan commitment asset on our balance sheet was reclassified as a discount on debt which will be amortized as part of interest expense over the term of the Convertible Notes.
Loans outstanding under warehouse lines of credit decreased $70.5 million, or 49%, to $73.5 million at September 30, 2023 compared to $144.0 million at December 31, 2022. The decrease in loans outstanding under warehouse lines of credit was commensurate with the decrease in Mortgage loans held for sale at fair value discussed above.
Corporate line of credit, net decreased $144.4 million, or 100%, to none at September 30, 2023 compared to $144.4 million at December 31, 2022. In August 2023, the Company paid off the remaining principal balance on its 2023 Credit Facility of $144.4 million.
Accounts payable and accrued expenses increased $14.5 million, or 16%, to $103.4 million at September 30, 2023 compared to $89.0 million at December 31, 2022. The increase in Accounts payable and accrued expenses was largely driven by an increase in the payables balances owed to vendors as a result of longer payment cycles. We are party to a number of contracts with vendors or service providers that we entered into which now are either too large and expensive for the business as it exists now, or have proven to be significantly less valuable than anticipated.
Convertible Notes increased $513.0 million to $513.0 million at September 30, 2023 compared to none at December 31, 2022. In connection with the Closing of the Business Combination, the Company issued to SoftBank senior subordinated convertible notes in the aggregate principal amount of $528.6 million less the unamortized debt discount.
Pre-Closing Bridge Notes decreased $750.0 million to none at September 30, 2023 compared to $750.0 million at December 31, 2022. In connection with the Closing of the Business Combination, the Pre-Closing Bridge Notes held by SoftBank and the Sponsor were exchanged for common stock.
Convertible preferred stock decreased $436.3 million to none as September 30, 2023 compared to $436.3 million at December 31, 2022. In connection with the Closing of the Business Combination, all of our convertible preferred stock converted into common stock.
Additional paid-in capital increased $1.2 billion, or 192%, to $1.8 billion at September 30, 2023 compared to $626.6 million at December 31, 2022. The increase in additional paid-in capital was driven by the Closing of the Business Combination and the conversion of the Pre-Closing Bridge Notes and convertible preferred stock to common stock.
Accumulated deficit increased $475.4 million, or 40%, to $1.7 billion at September 30, 2023 compared to $1.2 billion at December 31, 2022. The increase in accumulated deficit was driven by the net loss of $475.4 million generated for the nine months ended September 30, 2023.
Non-GAAP Financial Measures
We report Adjusted Net Income (Loss) and Adjusted EBITDA, which are non-GAAP financial measures that we use to supplement our financial results presented in accordance with GAAP. These non-GAAP financial measures should not be considered in isolation and are not intended to be a substitute for any GAAP financial measures. These non-GAAP measures provide supplemental information that we believe helps investors better understand our business, our business model, and how we analyze our performance.
Non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning and are not prepared under any comprehensive set of accounting rules or principles. Accordingly, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. As a result, non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, our financial results prepared and presented in accordance with GAAP.

We include reconciliations of Adjusted Net Income (Loss) and Adjusted EBITDA to GAAP Net Income (Loss), their most closely comparable GAAP measure. We encourage investors and others to review our consolidated financial statements and notes thereto in their entirety included elsewhere in the Report, not to rely on any single financial measure, and to consider Adjusted Net Income (Loss) and Adjusted EBITDA only in conjunction with their respective most closely comparable GAAP financial measure.
We believe these non-GAAP financial measures are useful to investors for supplemental period-to-period comparisons of our business and understanding and evaluating our operating results for the following reasons:
•We use Adjusted Net Income (Loss) to assess our overall performance, without regard to items that are considered to be unique or non-recurring in nature or otherwise unrelated to our ongoing revenue-generating operations;
•Adjusted EBITDA is widely used by investors and securities analysts to measure a company's operating performance without regard to items such as stock-based compensation expense, depreciation and amortization expense, interest and amortization on non-funding debt, income tax expense, and costs that are unique or non-recurring in nature or otherwise unrelated to our ongoing revenue-generating operations, all of which can vary substantially from company to company depending upon their financing and capital structures;
•We use Adjusted Net Income (Loss) and Adjusted EBITDA in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and
•Adjusted Net Income (Loss) and Adjusted EBITDA provide consistency and comparability with our past financial performance, facilitate period-to-period comparisons of our core operating results, and also facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.
Further, although we use these non-GAAP measures to assess the financial performance of our business, these measures have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are, or may in the future be, as follows:
•Although depreciation and amortization expense is a non-cash charge, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted Net Income (Loss) and Adjusted EBITDA exclude stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect (i) interest expense, or the cash requirements necessary to service interest or principal payments on our non-funding debt, which reduces cash available to us; or (ii) tax accruals or tax payments that represent a reduction in cash available to us; and
•The expenses and other items that we exclude in our calculations of Adjusted Net Income (Loss) and Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from similarly-titled non-GAAP measures when they report their operating results, and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures.
Because of these limitations, Adjusted Net Income (Loss) and Adjusted EBITDA should be considered along with other financial performance measures presented in accordance with GAAP.
Adjusted Net Income (Loss) and Adjusted EBITDA
We calculate Adjusted Net Income (Loss) as net income (loss) adjusted for the impact of stock-based compensation expense, change in the fair value of warrants, change in the fair value of bifurcated derivative, interest on Pre-Closing Bridge Notes, and other non-recurring or non-core operational expenses.

We calculate Adjusted EBITDA as net income (loss) adjusted for the impact of stock-based compensation expense, change in the fair value of warrants, change in the fair value of bifurcated derivative, interest on Pre-Closing Bridge Notes, and other non-recurring or non-core operational expenses, as well as interest and amortization on non-funding debt (which includes interest on Convertible Notes), depreciation and amortization expense, and income tax expense.

The following table presents a reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) and Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Adjusted Net (Loss) Income
Net (loss) income	$(340,033)	$(226,612)	$(475,441)	$(625,864)
Stock-based compensation expense (1)	25,044	10,973	37,398	31,021
Change in fair value of warrants (2)	(861)	—	(861)	—
Change in fair value of convertible preferred stock warrants (2)	—	(4,202)	(266)	(24,613)
Change in fair value of bifurcated derivative (3)	237,667	(29,089)	236,603	(306,866)
Interest on Pre-Closing Bridge Notes (4)	—	80,099	—	213,513
Restructuring, impairment, and other expenses (5)	679	45,781	11,798	212,490
Adjusted Net (Loss) Income	$(77,504)	$(123,050)	$(190,769)	$(500,319)
Adjusted EBITDA
Net (loss) income	$(340,033)	$(226,612)	$(475,441)	$(625,864)
Income tax expense / (benefit)	659	(52)	2,539	1,450
Depreciation and amortization expense (6)	10,491	12,168	32,791	36,845
Stock-based compensation expense (1)	25,044	10,973	37,398	31,021
Interest and amortization on non-funding debt (7)	11,939	3,304	18,237	10,077
Interest on Pre-Closing Bridge Notes (4)	—	80,099	—	213,513
Restructuring, impairment, and other expenses (5)	679	45,781	11,798	212,490
Change in fair value of warrants (2)	(861)	—	(861)	—
Change in fair value of convertible preferred stock warrants (2)	—	(4,202)	(266)	(24,613)
Change in fair value of bifurcated derivative (3)	237,667	(29,089)	236,603	(306,866)
Adjusted EBITDA	$(54,415)	$(107,630)	$(137,202)	$(451,947)
__________________
(1)Stock-based compensation represents the non-cash grant date fair value of stock-based instruments utilized to incentivize employees and consultants recognized over the applicable vesting period. This expense is a non-cash expense. We exclude this expense from our internal operating plans and measurement of financial performance (although we consider the dilutive impact to our shareholders when awarding stock-based compensation and value such awards accordingly). Tax on stock-based compensation is assessed at exercise, if applicable.
(2)Change in fair value of convertible preferred stock warrants and other warrants which are made of the public and private placement warrants as well as the sponsor locked-up shares, represents the change in fair value of liability-classified warrants as presented in our Consolidated Statements of Operations and Comprehensive Loss. This charge is a non-cash charge.
(3)Change in fair value of bifurcated derivative represents the change in fair value of embedded features within the Pre-Closing Bridge Notes that require bifurcation and are a separate unit of accounting. The bifurcated derivative is marked to market at each reporting date. This expense is a non-cash expense, and we believe that it does not correlate to the performance of our business during the periods presented.
(4)Interest on Pre-Closing Bridge Notes represents the amortization of the discount recognized upon issuance of the Pre-Closing Bridge Notes which is amortized into interest expense under the effective interest method over the term of the Pre-Closing Bridge Notes. This expense is a non-cash expense, and we believe that it does not correlate to the performance of our business during the periods presented.
(5)For the three months ended September 30, 2023, restructuring, impairment, and other expenses are comprised of $0.8 million employee related one-time termination benefits and net of a $(0.1) million gain on lease settlement. For the three months ended September 30, 2022, restructuring, impairment, and other expenses include $5.3 million employee related one-time termination benefits and $40.5 million impairments on the Company’s assets, such as the loan commitment asset, right-of-use assets, and property and equipment.

For the nine months ended September 30, 2023, restructuring, impairment, and other expenses are comprised of $5.3 million real estate restructuring loss, $4.8 million impairments on the Company’s property and equipment, $2.3 million employee related one-time termination benefits, $0.4 million impairments on the Company’s right-of-use asset and net of a $(1.1) million gain on lease settlement. For the nine months ended September 30, 2022, restructuring, impairment, and other expenses include $99.3 million employee related one-time termination benefits and $113.2 million impairments on the Company’s assets, such as the loan commitment asset, right-of-use assets, and property and equipment.
(6)Depreciation and amortization represents the loss in value of fixed and intangible assets through depreciation and amortization, respectively. These expenses are non-cash expenses, and we believe that they do not correlate to the performance of our business during the periods presented.
(7)Interest and amortization on non-funding debt represents interest and amortization on a corporate line of credit as presented in our Consolidated Statements of Operations and Comprehensive Income (Loss). Interest and amortization on non-funding debt excludes interest income from mortgage loans held for sale and warehouse interest expense on warehouse facilities, which are both core to our operations and recorded in the “total net revenues” caption of our Consolidated Statements of Operations and Comprehensive Income (Loss).

Liquidity and Capital Resources
To date, our principal sources of liquidity have been borrowings through warehouse lines of credit and corporate line of credit, cash flow from our operations, including sale of loans we produce and sell into the secondary market and interest income on loans held for sale, issuance of convertible debt, and the net proceeds we receive through private sales of our equity securities. On August 22, 2023, the Company consummated the previously announced Business Combination, pursuant to the terms of the definitive Merger Agreement, dated as of May 10, 2021, and as subsequently amended, by and among Aurora, Better Holdco, Inc., (“Better”), and Aurora Merger Sub I, Inc., formerly a wholly owned subsidiary of Aurora (“Merger Sub”). Upon completion of the Business Combination on August 22, 2023, or the Closing, Aurora changed its corporate name to Better Home & Finance Holding Company, and its Class A Common shares began trading on the Nasdaq Global Market under the ticker symbol “BETR” on August 24, 2023. In addition, on the same day, Better Home & Finance’s warrants began trading on the Nasdaq Capital Market under the ticker symbol “BETRW.” Gross proceeds from the Business Combination totaled approximately $567.0 million, which included funds held in Aurora’s trust account of $21.4 million, the purchase for $17.0 million by the Sponsor of 1.7 million shares of Better Home & Finance Class A common stock, and $528.6 million from an affiliate of SoftBank, SB Northstar, in return for issuance by Better Home & Finance of the Convertible Note.
Borrowings under our warehouse lines of credit (as described further below) are used to produce loans. As of September 30, 2023, we had 3 different warehouse lines of credit in different amounts and with various maturities, with an aggregate available amount of $424.0 million.
Future Capital Requirements and Ability to Continue As a Going Concern
As a result of our financial condition, we have received a report from our independent registered public accounting firm for the financial statements for the year ended December 31, 2022, that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. Management believes this uncertainty has been alleviated as of September 30, 2023 with the Closing of the Business Combination, and receipt of the proceeds. Upon consummation of the Business Combination, we have become a publicly listed company, which has given us the ability to draw on additional funding, including the Convertible Notes, which has provided us with increased financial flexibility to execute our strategic objectives, including developing our platform and continuing to improve our technology and making strategic investments in complementary businesses, technologies or other assets. We believe that the impact on our liquidity and cash flows resulting from the receipt of the proceeds from the Convertible Note is sufficient to enable us to meet our obligations for at least twelve months from the date the condensed consolidated financial statements were issued and alleviate the conditions that initially raised substantial doubt about our ability to continue as a going concern.
Our ability to generate cash from operations, however, is subject to our performance, general economic conditions, industry trends and other factors. We may continue to incur net losses in future periods due to fluctuations and increases in interest rates and continued investments that we intend to make in our business (including investments to expand our product offerings). To the extent that funds from the Business Combination, including the drawdown of the Convertible Notes, combined with existing cash, cash equivalents, short-term investments and assets and operating cash flow, are insufficient to fund our future activities and requirements, we would need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur.
Warehouse Lines of Credit
We fund substantially all of the loans we close on a short-term basis primarily through our warehouse lines of credit and from our operations. Loan production activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we produce are financed through several warehouse lines of credit. Our borrowings are in turn generally repaid with the proceeds we receive from loan sales.
Our warehouse lines of credit are primarily in the form of master repurchase agreements and loan participation agreements. Loans financed under these facilities are generally financed at approximately 95% to 100% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan), which requires us to fund the balance from cash generated from our operations. Once closed, the underlying residential loan that is held for sale is pledged as collateral for the borrowing or advance that was made under our warehouse lines of credit. In most cases, the loans will remain in one of the warehouse lines of credit for only a short time, generally less than one month, until the loans are sold. During the time the loans are held for sale, we earn interest income from the borrower on the underlying loan. This income is partially offset by the interest and fees we pay due to borrowings from the warehouse lines of credit.
As of September 30, 2023 and December 31, 2022, we had the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	Amount Outstanding September 30, 2023	Amount Outstanding December 31, 2022
Funding Facility 1 (1)	October 31, 2023	100,000	—	89,673
Funding Facility 2 (2)	August 4, 2023	—	-	9,845
Funding Facility 3 (3)	December 8, 2023	149,000	73,536	44,531
Funding Facility 4 (4)	August 3, 2024	175,000	—	—
Total warehouse lines of credit		$424,000	$73,536	$144,049

__________________
(1)Interest charged under the facility is the greater of i) a) thirty day term SOFR plus three and one-eighth percent for each repurchase and non-qualifying mortgage loans, and b) interest rate charged on the note (“Note Rate”) minus one and one-half percent and ii) a) thirty day term SOFR plus two and one-eight percent for each mortgage loans that is not a non-qualifying or a repurchase mortgage loan, and b) the Note Rate minus one and one-eighth percent. Cash collateral deposit of $15.0 million is maintained and included in restricted cash. Subsequent to September 30, 2023, the facility matured on October 31, 2023 and the Company extended the maturity to November 30, 2023
(2)Interest charged under the facility is at the one month SOFR plus 1.77%. There is no cash collateral deposit maintained as of September 30, 2023. The facility matured on August 4, 2023 and the Company did not extend beyond maturity.
(3)Interest charged under the facility is at the one month SOFR plus 1.60% - 2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash. The Company extended the maturity from September 8, 2023 to December 8, 2023 during the three months ended September 30, 2023.
(4)Interest charged under the facility is at the one month SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of September 30, 2023.

The amount of financing advanced on each individual loan under our warehouse lines of credit, as determined by agreed-upon advance rates, may be less than the stated advance rate depending, in part, on the market value of the loans securing the financings. Each of our warehouse lines of credit allows the bank providing the funds to evaluate the market value of the loans that are serving as collateral for the borrowings or advances being made and to satisfy certain covenants, including providing information and documentation relating to the underlying loans. If the bank determines that the value of the collateral has decreased or if other conditions are not satisfied, the bank can require us to provide additional collateral or reduce the amount outstanding with respect to those loans (e.g., initiate a margin call). Our inability or unwillingness to satisfy the request could result in the termination of the facilities and possible default under our other warehouse lines of credit. In addition, a large unanticipated margin call could have a material adverse effect on our liquidity.
Our warehouse lines of credit also generally require us to comply with certain operating and financial covenants, and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth and adjusted tangible net worth, (2) minimum liquidity, (3) a maximum ratio of total liabilities or total debt to adjusted tangible net worth, (4) pre-tax net income requirements and (5) minimum cash deposits in certain deposit accounts. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. As a result of our operating losses and enhanced financial requirements, we amended our warehouse lines to align in both capacity and financial requirements. We may need to request an amendment, forbearance, or a waiver in 2024 in order to remain compliant with the financial covenants of our warehouse lenders. Our lenders are not required to grant us any such amendment, extension, forbearance or waiver and may determine not to do so. As of the date hereof, following certain amendments, we are in full compliance with all financial covenants under these agreements. Although these financial covenants limit our liquidity through minimum cash and tangible net worth requirements, we believe that these covenants currently provide us with sufficient flexibility to operate our business and obtain the financing necessary for that purpose.

Corporate Line of Credit
Historically, our principal source of non-funding debt was our Corporate Line of Credit. As of September 30, 2023 and December 31, 2022, we had an outstanding principal balance of none and $146.4 million, respectively, under our Corporate Line of Credit, which are recorded net of the unamortized portion of the warrant discount and debt issuance costs. We had none and $2.0 million of unamortized warrant issuance related discount and debt issuance costs as of September 30, 2023 and December 31, 2022, respectively. Warrant issuance related discounts and debt issuance costs are recorded as a discount to the outstanding borrowings on the line of credit and are amortized into interest and amortization on non-funding debt within the statements of operations and comprehensive loss over the term of the Corporate Line of Credit using the effective interest method.
In July 2023, the Company made principal payments of $12.9 million on the Corporate Line of Credit. In August 2023, the Company repaid the remaining principal balance on its Corporate Line of Credit of $110.7 million before the closing of the Business Combination. The August 2023 repayment of $110.7 million consisted of $98.4 million that was remitted directly to the Lender from the sale of pledged Company funded LHFS, a security deposit of $7.0 million that was in escrow, and an additional cash payment of $5.4 million. As the Company repaid the Corporate Line of Credit in full earlier than what was contractually required, the Company paid a make-whole amount that represents minimum interest for the Lender of $4.5 million. Through the repayment of the Corporate Line of Credit, the facility was terminated and may no longer be utilized for borrowings.
Pre-Closing Bridge Notes
In connection with the consummation of the Business Combination, the Pre-Closing Bridge Notes held by SB Northstar in an aggregate principal amount of $650.0 million automatically converted into Better Home & Finance Class C common stock at a conversion price of $10.00 per share (the “Bridge Note Conversion”). In connection with the Bridge Note Conversion, the Company issued an aggregate 65.0 million shares of Better Home & Finance Class C common stock to a trust designated by SB Northstar.
In addition, pursuant to the Second Novator Letter Agreement and Novator Exchange Agreement, the Pre-Closing Bridge Notes held by the Sponsor in an aggregate principal amount of $100.0 million were exchanged for 40.0 million shares of Better Home & Finance Class A common stock.
Issuance of Convertible Notes
In August 2023, we issued to SB Northstar senior subordinated convertible notes in the aggregate principal amount of $528.6 million (the “Convertible Notes”) pursuant to an Indenture, dated as of August 22, 2023 (the “Indenture”). The Convertible Notes bear 1% interest per annum and mature on August 22, 2028, unless earlier converted or redeemed. The Convertible Notes are convertible, at the option of SB Northstar, into shares of the Company’s Class A common stock, with an initial conversion rate per $1,000 principal amount of Convertible Notes equal to (a) $1,000 divided by (b) a dollar amount equal to 115% of the First Anniversary VWAP (as defined in the Indenture), subject to adjustments as described therein. The Indenture provides that the First Anniversary VWAP may be no less than $8.00 and no greater than $12.00, subject to adjustments as described therein. The Convertible Notes may be redeemed at the option of the Company at a redemption price of 115% of par plus accrued interest in cash, at any time on or before the 30th trading day prior to the maturity date of the Convertible Notes if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during the 30 trading day period ending on, and including, the trading day immediately preceding the date of notice of optional redemption.
The Convertible Notes permit the Company to designate up to $150 million of indebtedness that is senior to the Convertible Notes, in addition to certain other customary exceptions. In addition, the Indenture requires that if a domestic subsidiary of the Company guarantees other senior indebtedness of the Company, such subsidiary would also be required to guarantee the notes, subject to certain exceptions for non-profit subsidiaries and regulated mortgage origination subsidiaries.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(76,167)	$978,790
Net cash (used in) provided by investing activities	$(41,992)	$(30,226)
Net cash provided by (used in) financing activities	$327,671	$(1,499,194)
Nine Months Ended September 30, 2023 as Compared to Nine Months Ended September 30, 2022
Operating Activities
Net cash used by operating activities was $76 million for the nine months ended September 30, 2023, a decrease of $1,055 million, or 108%, compared to net cash provided by operating activities of $979 million for the nine months ended September 30, 2022. Cash used by operating activities primarily consisted of net losses and changes in operating assets and liabilities. Cash used by operating activities was offset by adjustments for non-cash items such as, changes in fair value of bifurcated derivative, stock-based compensation, depreciation and amortization, and proceeds from sales of LHFS in excess of originations of LHFS. The net cash provided by operating activities in the nine months ended September 30, 2022, primarily reflects the proceeds from sales of mortgage loans in excess of new originations offset by net losses.
Investing Activities
Net cash used in investing activities was $42 million for the nine months ended September 30, 2023, an increase of $12 million, or 39%, compared to net cash used in investing activities of $30 million for the nine months ended September 30, 2022. The increase in cash used in investing activities primarily consist of the acquisition of businesses and net purchase of short-term investments. The increase in cash used in investing activities was offset by a reduction in cash used for additions to our internal use software when compared to the nine months ended September 30, 2022 as we have looked to reduce cash burn we have also reduced certain investments in internal use software not deemed critical.
Financing Activities
Net cash provided by financing activities was $328 million for the nine months ended September 30, 2023, an increase of $1,827 million, or 122%, compared to net cash used by financing activities of $1,499 million for the nine months ended September 30, 2022. The increase in cash provided by financing activities was primarily driven the consummation of the Business Combination which resulted in cash proceeds of $568 million from the issuance of post-closing convertible notes, exercise of preferred stock warrants, proceeds from the Business Combination, and proceeds from the issuance of common stock, offset by the full repayment of our Corporate Line of Credit as well as repayments on our warehouse lines of credit in excess of borrowings on our warehouse lines of credit. Cash used in investing activities during the nine months ended September 30, 2022 was primarily driven by repayments on our warehouse lines of credit in excess of borrowings on our warehouse lines of credit which was significantly higher during the nine months ended September 30, 2022 as the volume of loans sold was much higher during that period when compared to the nine months ended September 30, 2023.
Material Cash Requirements
Corporate Line of Credit
As of June 30, 2023 we had an outstanding balance, net of debt issuance costs, of $118.6 million. In July 2023, we made additional principal payments of $12.9 million on the Corporate Line of Credit and in August 2023, we paid off the remaining principal balance on the 2023 Credit Facility of $110.7 million.
Operating lease commitments
While we have many small offices across the country for licensing purposes, we lease significant office space under operating leases with various expiration dates through June 2030 in New York, California, North Carolina, India, and in the U.K. For the three months ended September 30, 2023 and 2022, our operating lease costs were $1.8 million and $9.9 million, respectively. For the nine months ended September 30, 2023 and 2022, our operating lease costs were $5.6 million and $16.7 million, respectively.
Due to our reduced headcount, we also began to reduce our real estate footprint. We have impaired right-of-use assets related to office space that is no longer in use or has been completely abandoned. Leases where we are unable to terminate or amend the lease with the landlord remain on the balance sheet under operating lease liabilities. In February 2023, we entered into a lease amendment with a landlord to surrender an office floor and reassign the lease to a third party. We had a right-of-use asset and operating lease liability of $13.0 million related to the office space and as part of the amendment we paid $4.7 million in cash to the third party. The amendment relieves us of the primary obligation under the original lease and is considered a termination of the original lease and as such the related right-of-use asset and lease liability are no longer on our balance sheet as of September 30, 2023. As of September 30, 2023 and December 31, 2022, we had lease liabilities of $33.3 million and $60.0 million, respectively.
Other Cash Requirements
We also have contractual obligations that are short-term, including:
Repurchase and indemnification obligations
In the ordinary course of business, we are exposed to liability under representations and warranties made to purchasers of loans or MSRs. Under certain circumstances, we may be required to repurchase loans, replace the loan with a substitute loan and/or indemnify secondary market purchasers of such loans for losses incurred.
We also may be subject to claims by purchasers for repayment of all or a portion of the premium we receive from such purchaser on the sale of certain loans or MSRs if such loans or MSRs are repaid in their entirety within a specified time period after the sale of the loan.
Interest rate lock commitments and forward sale commitments
We enter into IRLCs to produce loans at specified interest rates and within a specified period of time with potential borrowers who have applied for a loan and meet certain credit and underwriting criteria. IRLCs are binding agreements to lend to a customer at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract.
In addition, we enter into forward sales commitment contracts to sell existing LHFS or loans committed but yet to be funded into the secondary market at a specified price on or before a specified date. These contracts are loan sale agreements in which we commit to deliver a mortgage loan of a specified principal amount and quality to a loan purchaser.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Other than those noted below, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2022, which are included our Registration Statement on Form S-1 (Registration No. 333-274947) filed with the SEC on October 12, 2023.
Emerging Growth Company Status and Smaller Reporting Company Status
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
The Company’s consolidated revenues were below $1.235 billion for the year ended December 31, 2022. As a result, the Company qualifies as an emerging growth company and is eligible for relief from regulatory requirements provided to emerging growth companies.
We are also a smaller reporting company, as defined in the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to continue taking advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, for so long as the Company continues to qualify as a non-accelerated filer, it will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of federal securities laws. These statements include, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this quarterly report on Form 10-Q, the words “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Except as otherwise required by applicable law, the Company disclaims any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this quarterly report on Form 10-Q. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Forward-looking statements in this quarterly report on Form 10-Q and the associated risks, uncertainties, assumptions and other important factors may include, but are not limited to:
•Our ability to operate under and maintain or improve our business model;
•The effect of interest rates on our business, results of operations, and financial condition;
•Our ability to expand our customer base, grow market share in our existing markets and enter into new markets;
•Our ability to respond to general economic conditions, particularly elevated interest rates and lower home sales and refinancing activity;
•Our ability to restore our growth and our expectations regarding the development and long-term expansion of our business;
•Our ability to comply with laws and regulations related to the operation of our business, including any changes to such laws and regulations;
•Our ability to achieve and maintain profitability in the future;
•Our ability and requirements to raise additional financing in the future;
•Our estimates regarding expenses, future revenue, capital and additional financing requirements;
•Our ability to maintain, expand and be successful in our strategic relationships with third parties;
•Our ability to remediate existing material weaknesses and implement and maintain an effective system of internal controls over financial reporting;
•Our ability to develop new products, features and functionality that meet market needs and achieve market acceptance;

•Our ability to retain, identify and hire individuals for the roles we seek to fill and staff our operations appropriately;
•The involvement of our CEO in litigation related to prior business activities, our business activities and associated negative media coverage;
•Our ability to recruit and retain additional directors, members of senior management and other team members, including our ability in general, and our CEO’s ability in particular, to maintain an experienced executive team in operating as a public company;
•Our ability to maintain and improve morale and workplace culture and respond effectively to the effects of negative media coverage;
•Our ability to maintain, protect, assert and enhance our intellectual property rights;
•Our ability to maintain the listing of the Better Home & Finance Class A common stock and warrants on the Nasdaq Global Market and the Nasdaq Capital Market, respectively;
•The liquidity and trading of Better Home & Finance Class A common stock and warrants;
•Our ability to maintain certain lines of credit and obtain future financing on commercially favorable terms to fund loans and otherwise operate our business;
•The limited experience of our directors and management team in overseeing a public company; and
•Other factors detailed under Part II, Item 1A. “Risk Factors”.
The forward-looking statements contained in this quarterly report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and our President and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.
Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Material Weakness in Internal Control over Financial Reporting
While preparing the Company’s unaudited interim consolidated financial statements, our management concluded that the following material weaknesses in internal control over financial reporting as of December 31, 2022 are not fully remediated:
1.The Company determined that certain actions taken by our Chief Executive Officer failed to set a tone at the top that supported a strong culture of internal controls based on the criteria established by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), which requires the Company to demonstrate a commitment to integrity and ethical values, and for management to establish structures, reporting lines, and appropriate authorities and responsibilities.
2.The Company did not maintain an effective control environment nor did it implement proper control activities required by the COSO Framework due to the limited number of accounting personnel with relevant experience and sufficient capacity.
3.The Company identified a material error in its 409A valuation due to the limited number of accounting personnel with relevant experience and sufficient capacity.
With oversight from the Audit Committee of the Company’s board of directors and input from the Company’s board of directors, management is in the process of designing and implementing changes in processes and controls to remediate the material weaknesses described above. We will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are designed and operating effectively.
Changes in Internal Control over Financial Reporting
Other than as described above, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims in the ordinary course of business. For more information regarding the legal proceedings in which we are involved, see Note 12 “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements. Regardless of outcome, such proceeding or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained.

Item 1A. RISK FACTORS
We are subject to various risks and uncertainties in the course of our business. For a discussion of these risks, please see the section entitled “Risk Factors” in our Registration Statement on Form S-1 (Registration No. 333-274947) filed with the SEC on October 12, 2023. Other than as stated below, there have been no material changes to the risk factors disclosed therein.
Better Home & Finance common stock is currently trading under $1.00 as of the date of this quarterly report on Form 10-Q. Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions, if our common stock does not close at a bid price at or above $1.00 per share for a minimum of 10 consecutive days before April 9, 2024.
On October 12, 2023, the Company received a letter (the “Notice”) from the listing qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”) for continued listing. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), which continues to trade on The Nasdaq Global Market under the symbol “BETR.”
In accordance with the Compliance Period Rule, the Company has 180 calendar days to regain compliance. If, at any time before the end of this 180-day period, or through April 9, 2024, the closing bid price of the Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to the Staff’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), the Staff will provide written notification that the Company has achieved compliance with the Bid Price Rule. If the Company does not regain compliance during this 180-day period, then the Company may be eligible to transfer to The Nasdaq Capital Market and the Staff may grant the Company a second 180 calendar day period to regain compliance pursuant to the Compliance Period Rule, provided the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary.
The Company will continue to monitor the closing bid price of its Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. The Company is evaluating options for regaining compliance with the Minimum Bid Rule, including seeking shareholder approval at to declare and effect a reverse stock split. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by the Staff, the Staff will provide notice that the Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.
If Nasdaq delists Better Home & Finance’s securities from trading on its exchange for failure to meet the listing standards, Better Home & Finance and its shareholders could face significant negative consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that the shares of Common Stock are “penny stock” which will require brokers trading in the Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

Furthermore, if our Common Stock ceases to be listed on the Nasdaq, such delisting would constitute a fundamental change under the indenture for the Convertible Notes that would require the Company to redeem the Convertible Notes prior to maturity.
Finally, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Common Stock and warrants are listed on the Nasdaq, our Common Stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities for so long as they are covered securities, the federal statute allows states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the Nasdaq or other national securities exchange, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information required by this Item 2 is contained in our Current Report on Form 8-K as filed with the SEC on August 28, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K)
2024 Annual Meeting of Stockholders; Dates for Submission of Stockholder Proposals and Advance Notices
On August 11, 2023, Aurora Acquisition Corp. held an extraordinary general meeting of stockholders in lieu of its 2023 annual meeting (the “2023 Meeting”). The Company currently anticipates holding its 2024 annual meeting of stockholders on or about Thursday, May 16, 2024 (the “2024 Annual Meeting”). The exact time and location of the 2024 Annual Meeting will be specified in the Company’s proxy statement for the 2024 Annual Meeting. Since the anticipated date of the 2024 Annual Meeting differs by more than thirty calendar days from the anniversary date of the 2023 Meeting, the Company is providing the following disclosure in accordance with Rule 14a-5(f) under the Exchange Act.
Rule 14a-8 Deadline for the Submission of Stockholder Proposals
As noted above, the 2024 Annual Meeting date will represent a change of more than thirty calendar days from the anniversary date of the 2023 Meeting. As a result, pursuant to Rule 14a-8 under the Exchange Act, a new deadline will apply for the receipt of any stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company’s proxy materials for the 2024 Annual Meeting. Pursuant to Rule 14a-8(e)(2) under the Exchange Act, such proposals must be received no later than 5:00 p.m. Eastern Time on December 4, 2023, which the Company has determined to be a reasonable time before it expects to begin to print and distribute its proxy materials for the 2024 Annual Meeting, as such date is approximately 120 calendar days prior to when the Company anticipates printing and distributing its proxy materials for the 2024 Annual Meeting. Such proposals must be received by such date at our principal executive offices, Attn: Secretary, 3 World Trade Center, 175 Greenwich Street, 57th Floor, New York, NY 10007.
Bylaws Advance Notice Deadline for Submission of Director Nominations or Stockholder Proposals
Any stockholder who wishes to propose a nominee to the Company’s board of directors or propose any other business to be considered by the stockholders (other than a stockholder proposal included in our proxy materials pursuant to Rule 14a-8 described above) must comply with the advance notice provisions and other requirements of Section 1.11 of our bylaws. These notice provisions require, among other things, that nominations of individuals for election to the Company’s board of directors and the proposal of business to be considered by the stockholders for the 2024 Annual Meeting must be delivered no earlier than 5:00 p.m. Eastern Time on January 17, 2024, and no later than 5:00 p.m. Eastern Time on February 16, 2024, to our principal executive offices, Attn: Secretary, 3 World Trade Center, 175 Greenwich Street, 57th Floor, New York, NY 10007.
In addition to the information required by our bylaws for such nominations or proposals, stockholders who intend to solicit proxies in support of director nominees other than those nominated by the board of directors must provide the information required by Rule 14a-19 under the Exchanged Act.
All stockholder proposals should be submitted to the attention of our Secretary at our principal executive offices at the address above and must be in writing and otherwise in compliance with applicable SEC requirements and our bylaws. Stockholders are also advised to review our certificate of incorporation or bylaws, as applicable, which contain additional requirements about stockholder proposals and advance notices.

Item 6. Exhibits and Financial Statements Schedules.

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Better Home & Finance Holding Company	8-K	3.1	August 25, 2023
3.2	Bylaws of Better Home & Finance Holding Company	8-K	3.2	August 25, 2023
4.1	Assignment, Assumption and Amendment Agreement, dated as of August 22, 2023, by and among Better Home & Finance Holding Company, Computershare Trust Company, N.A. and Computershare Inc.	8-K	4.2	August 28, 2023
10.1	Amended and Restated Registration Rights Agreement, dated as of August 22, 2023, by and among Better Home & Finance Holding Company, Novator Capital Sponsor Ltd., and certain persons signatory thereto.	8-K	10.1	August 28, 2023
10.2	Novator Exchange Election Agreement, dated as of August 22, 2023 by and among Better HoldCo, Inc., Novator Capital Sponsor Ltd. and Aurora Acquisition Corp.	8-K	10.2	August 28, 2023
10.3	Indenture, dated as of August 22, 2023, by Better Home & Finance Holding Company, the Subsidiary Guarantors signatory thereto, and GLAS Trust Company LLC.	8-K	10.3	August 28, 2023
10.4	Joinder Agreement, dated as of October 11, 2023, by and among Better Home & Finance Holding Company, SVF II Beaver (DE) LLC and SB Northstar LP.	S-1	10.29	October 11, 2023
10.5#	Loan Termination Agreement, dated as of August 21, 2023, between Better Holdco, Inc. and Vishal Garg.	8-K	10.15	August 28, 2023
10.6#	Loan Termination Agreement, dated as of August 21, 2023, between Better Holdco, Inc. and Kevin Ryan.	8-K	10.16	August 28, 2023
10.7#	Loan Termination Agreement, dated as of August 21, 2023, between Better Holdco, Inc. and Paula Tuffin.	8-K	10.17	August 28, 2023
10.8	Sponsor Purchase Subscription Agreement, dated as of August 22, 2023, by and between Better Home & Finance Holding Company and Novator Capital Sponsor, Ltd.	8-K	10.18	August 28, 2023
10.9#	Form of Transaction Bonus Agreement	8-K	10.1	September 29, 2023
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained Exhibit 101)
__________________
#Indicates management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER HOME & FINANCE HOLDING COMPANY

Date: November 14, 2023	By:	/s/ Kevin Ryan
Name: Kevin Ryan
Title: Chief Financial Officer and President