Form 10-K
period 2023-12-31
Better Home & Finance Holding Co
filed 2024-04-08
CIK 1835856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-40143
________________________________________
Better Home & Finance Holding Company
________________________________________
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
Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of class A ordinary shares held by non-affiliates of the Registrant (Aurora Acquisition Corp.) as June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.2 million, based on the closing price of $10.45 for shares of the Registrant’s class A ordinary shares as reported on the Nasdaq Global Market on that date. Solely for purposes of this disclosure, class A ordinary shares beneficially owned by each executive officer and director of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 13, 2024, there were 391,152,585 shares of Class A Common Stock, 292,894,465 shares of Class B Common Stock and 71,877,283 shares of Class C Common Stock of the Registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III hereof incorporates by reference portions of the Registrant’s definitive proxy statement related to its 2024 annual meeting of stockholders.

Auditor Firm PCAOB ID: 34    Auditor Name: Deloitte & Touche LLP     Auditor Location: New York, NY

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, business strategy, estimates, beliefs and expected performance. These statements constitute forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, the words “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report and the associated risks, uncertainties, assumptions and other important factors may include, but are not limited to:
•Factors relating to our business, operations and financial performance, including:

◦Our ability to operate under and maintain or improve our business model;
◦The effect of interest rates on our business, results of operations, and financial condition;
◦Our ability to expand our customer base, grow market share in our existing markets and enter into new markets;
◦Our ability to respond to general economic conditions, particularly elevated interest rates and lower home sales and refinancing activity;
◦Our ability to restore our growth and our expectations regarding the development and long-term expansion of our business;
◦Our ability to comply with laws and regulations related to the operation of our business, including any changes to such laws and regulations;
◦Our ability to achieve and maintain profitability in the future;
◦Our ability and requirements to raise additional financing in the future;
◦Our estimates regarding expenses, future revenue, capital and additional financing requirements;
◦Our ability to maintain, expand and be successful in our strategic relationships with third parties;
◦Our ability to remediate existing material weaknesses and implement and maintain an effective system of internal controls over financial reporting;
◦Our ability to develop new products, features and functionality that meet market needs and achieve market acceptance;
◦Our ability to retain, identify and hire individuals for the roles we seek to fill and staff our operations appropriately;
◦The involvement of our CEO in litigation related to prior business activities, our business activities and associated negative media coverage;
◦Our ability to recruit and retain additional directors, members of senior management and other team members, including our ability in general, and our CEO’s ability in particular, to maintain an experienced executive team;
◦Our ability to successfully manage our international and banking operations;
◦Our ability to maintain and improve morale and workplace culture and respond effectively to the effects of negative media coverage; and
◦Our ability to maintain, protect, assert and enhance our intellectual property rights.
•Factors relating to our capital structure, governance and the market for our securities, including:
◦The existence of multiple classes of common stock, which is comprised of our Class A common stock, par value $0.0001 per share (“Class A Common Stock”), our Class B common stock, par value $0.0001 per share (“Class B Common Stock”) and our Class C common stock, par value $0.0001 per share (“Class C Common Stock” and collectively, the “Common Stock”), and its impact on the liquidity and value of the Class A Common Stock;
◦The limited experience of our directors and management team in overseeing a public company;
◦Our ability to maintain the listing of the Class A Common Stock and Warrants on the Nasdaq Capital Market;
◦Our ability to maintain certain lines of credit and obtain future financing on commercially favorable terms to fund loans and otherwise operate our business;
◦The liquidity and trading of Class A Common Stock and Warrants; and

•Other factors detailed under Part I, Item 1A (Risk Factors).
The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those described in these forward-looking statements.

Part I
Item 1. Business
The Business Combination
On August 22, 2023, we consummated the transactions contemplated by the Agreement and Plan of Merger (as amended, the “Merger Agreement”), by and among Aurora Acquisition Corp. (“Aurora”), Better Holdco, Inc. (“Pre-Business Combination Better”), and Aurora Merger Sub I, Inc., formerly a wholly owned subsidiary of Aurora (“Merger Sub”). On that date, Merger Sub merged with and into Pre-Business Combination Better, with Pre-Business Combination Better surviving the merger (the “First Merger”) and Pre-Business Combination Better merged with and into Aurora, with Aurora surviving the merger and changing its name to “Better Home & Finance Holding Company” (referred to as “Better Home & Finance”) (such merger, the “Second Merger,” and together with the First Merger, the “Business Combination” and the completion thereof, the “Closing”). In connection with the Closing of the Business Combination, the Company’s Class A Common Stock and Warrants began trading on the Nasdaq Global Market and Nasdaq Capital Market, respectively, under the ticker symbols “BETR” and BETRW.” On March 13, 2024, the listing of the Company’s Class A Common Stock transferred from the Nasdaq Global Market to the Nasdaq Capital Market.
Unless otherwise indicated, references to “Better,” “Better Home & Finance,” the “Company,” “we,” “us,” “our” and other similar terms refer to (i) Pre-Business Combination Better and its consolidated subsidiaries prior to the Closing and (ii) Better Home & Finance and its consolidated subsidiaries following the Closing.
Overview
Our mission is to build a homeownership platform that revolutionizes the consumer experience of finding, financing, insuring and selling a home.
The home is among the world’s largest, oldest, and most tangible asset classes—with annual spend across the housing market accounting for approximately $11 trillion per year globally, and approximately 15-18% of annual U.S. GDP since 2001, according to the National Association of Home Builders. And yet, while numerous adjacent industries—from auto to health to travel to food—are undergoing end-to-end digital transformations, the homeownership journey remains mired in legacy inefficiencies. High transaction costs, regulatory complexity, and many middlemen come at the expense of the consumer, leading to frustration and impeding digital adoption. The homeownership experience is unnecessarily slow, costly, and analog; in sum, we believe it is broken.
We think it is inevitable that the homeownership journey will be digitized. With that, we believe there will come tremendous benefits to the consumer. Seamless online experiences driven by automation, and efficient technology infrastructure will make buying a home faster, more cost-efficient, more transparent, and more accessible. We believe we are positioned to be at the forefront of this digital revolution. We see a future in which every consumer can seamlessly buy, sell, refinance, and insure their home digitally.
We were born digital in 2015, and since the beginning, we have been relentlessly digitizing and automating the home finance workflow, adding new homeownership products tailored specifically to our customers’ needs, and striving to improve every aspect of the customer experience. We have built a data processing engine that ingests thousands of data points on each customer and property in our system, as well as a workflow engine that provides customers with personalized home finance, real estate, and insurance product selections. This advanced technology stack, which we call Tinman, allows us to deliver on what we believe is most important for our customers: low prices, time saved, and higher certainty on the single biggest financial decision of their lives.
We started by building a refinance offering, which we had the opportunity to lean into and rapidly scale during 2020 and the first half of 2021, benefiting from the tailwind of a COVID-driven low interest rate environment. While the interest rate-driven macroeconomic environment has since changed and we have scaled back substantially to preserve capital and seek to mitigate losses, we believe the customer value proposition of low-cost, transparent homeownership products has strong consumer demand through all cycles and we continue to invest in this mission. We also continue to invest in our automated processes and seek to grow our purchase business, as well as improve the cross-sell of non-mortgage products across our homeownership platform.
We believe the digital-first nature of our business positions us to build the next generation homeownership platform. Tinman allows us to reduce costs and friction associated with the legacy homeownership process, shifting the model from one built around expensive intermediaries to one focused on the customer. Because we are digitally native, we have been able to re-architect the problematic aspects of traditional industry processes in favor of the consumer, delivering them value through lower cost, faster speed, and greater certainty relative to industry averages. For example, traditional industry processes include the manual transfer of paper-based or e-mail documents that can be costly and time intensive, as well as static loan pricing, where if a piece of data changes in the loan file it can take multiple days to get refreshed pricing, causing delays for the customer. Tinman allows customers to see their rate options in as little as three seconds, get pre-approved in as little as three minutes, lock in rates and get connected to a real estate agent in as little as 30 minutes, get a commitment letter for their mortgage in as little as one day through One Day Mortgage and close their loan in as little as three weeks. Our “One Day Mortgage” program, which was launched in January 2023, allows eligible customers to receive an underwriting determination on their mortgage loan application, in the form of a commitment letter, within 24 hours after locking in their interest rate. The commitment letter confirms that the customer qualifies for the mortgage loan terms based on a comprehensive review of their creditworthiness, including verification of income, assets, debts, and other forms of credit evaluation, as well as confirms our commitment to lend, subject to certain customary terms. While there are additional conditions that must be met after the commitment letter is provided in order to close the mortgage transaction (such as a property appraisal and confirmation of insurance), the objective of the One Day Mortgage program is to give customers more certainty and peace of mind during the loan origination process. As a result, we have seen strong customer interest since we launched our “One Day Mortgage” program.
In addition, some traditional lenders will only provide a single or few loan pricing options to customers, because acquiring and analyzing pricing data from multiple loan purchasers can be a time and labor intensive process. Our process for incorporating loan pricing is digital and automated, and therefore we are able to dynamically surface multiple pricing options that can be flexibly adjusted if the customer wants to change aspects of the loan. While we remain focused on enhancing our automated systems, in a manner that we believe will improve efficiency and reduce labor hours devoted to loan production, there remain numerous parts of our loan production process that require human labor, including our sales team interfacing with borrowers who have questions, the manual gathering and verification of data on more complex loan files (such as investment properties or self-employed borrowers), as well as the human review of loans by licensed underwriters and quality control team members to minimize potential loan file errors. The human labor required in our loan production process is one component that requires us to incur higher mortgage platform expenses if our origination volume grows.
For the year ended December 31, 2023, our Funded Loan Volume was $3.0 billion, compared to $11.4 billion for the year ended December 31, 2022, representing a year-over-year decline of approximately 73%. Our revenue was $76.8 million (including Better Cash Offer revenue of $0.3 million) for the year ended December 31, 2023 compared to $378.0 million (including Better Cash Offer revenue of $229 million, representing gross purchase price of homes purchased under the program) for the year ended December 31, 2022, representing a year-over-year decline of approximately 80% including Better Cash Offer and 49% excluding Better Cash Offer. We recorded a net loss of $536.4 million for the year ended December 31, 2023, compared to a net loss of $877.1 million for the year ended December 31, 2022. We expect that we may incur net losses in proximate future periods due to continued periods of higher interest rates, as well as continued investments that we intend to make in our business (including investments to expand product offerings and in technology). According to data from the U.S. Federal National Mortgage Association (“Fannie Mae”), aggregate U.S. single-family mortgage originations decreased to $1.5 trillion in 2023, from $2.37 trillion in 2022 and $4.57 trillion in 2021, which has significantly impacted our business and financial results.
Our Products
We understand that our customers do not want a real estate agent, a mortgage, or an insurance policy—they want a home. We seek to empower consumers to navigate the entire homeownership journey, starting with house hunting, and through buying, owning, and selling, all in one place. A real estate agent and a mortgage pre-approval are often the first steps in our customers’ journeys, so that is where our trusted relationship begins, and we intend in the future to expand that relationship throughout their entire homeownership experience.
We offer Home Finance (home loan) products and Better Plus (non-mortgage) products, including real estate services and insurance products. Our broad suite of products and services is powered by our core technology platform, Tinman. Tinman also allows us to build a more valuable, deeper relationship with our customers by offering them multiple products and services throughout the homeownership journey, all with the same low-cost, seamless ethos. We believe the mortgage is the most complex and data-rich product throughout the homeownership journey and, subject to data protection and privacy considerations, our system extracts data on each consumer and property and uses it to surface the most relevant products for a given consumer and home with the goal of minimizing incremental customer acquisition cost. We surface these products before, during and after the point of mortgage, in an effort to build long-term customer relationships and expand our customer lifetime value beyond a single transaction.

Home Finance
Home Finance offers a selection of loan products for home purchase and refinance, including cash-out refinance and debt consolidation, across a range of maturities and interest rates. We offer our customers GSE-conforming loans, U.S. Federal Housing Administration (“FHA”) insured loans, U.S. Department of Veterans Affairs (“VA”) guaranteed loans, and jumbo loans. We sell the loans that we originate to a network of loan purchasers, including government-sponsored enterprises (“GSEs”), banks, insurance companies, asset managers, and mortgage real estate investment trusts, through our proprietary matching engine, and we earn revenue on the sale of each loan. The loans that we originate, including the vast majority of the loans we sell through our capital markets platform, largely conforms to GSE standards, specifically those of Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which have specific loan to value requirements, and provide a deep, liquid and reliable market for the sale of the bulk of our loans. For the years ended December 31, 2023 and 2022 96% and 94%, respectively, of our Total Loans, excluding HELOC loans, conformed to GSE standards. For our loan products offered through Home Finance, as of December 31, 2023, we are licensed to operate in all 50 states and the District of Columbia across various credit and income profiles. For the year ended December 31, 2023, our average customer had, approximately, an average loan balance of $352,000, age of 40, FICO score of 759, and annual household income of $168,000.
We are also expanding our loan products to serve our customers throughout their homeownership lifecycle. In particular, we are beginning to offer home improvement loans through our Home Improvement Line of Credit and home equity lines of credit through our Home Equity Line of Credit, to enable customers to access existing equity in their homes. Through the expansion of Home Finance products, our goal is to be able to serve each and every potential customer that comes to our website.
Better Plus
Through our Better Plus products, we seek to build long-term customer relationships by consistently delivering value for their homes. We achieve this through a suite of non-mortgage products including real estate agent services (Better Real Estate) offered by our network of third-party partner real estate agents, and through our insurance partners, title insurance and settlement services (Better Settlement Services), and homeowners insurance (Better Cover).
Through Better Real Estate, we refer prospective home buyers to local real estate agents, who help them identify and visit homes and navigate the purchase process. We provide real estate services through a referral network, where we introduce customers to a network of external real estate agents that assist them with searching for a home, for which we receive a fee for our cooperative brokerage arrangement. In addition to real estate services offered through our third-party partner real estate agents, until the second quarter of 2023, we offered real estate services through in-house Better Home & Finance-employed real estate agents. Because the partner agent model enables us to flexibly refer customers to over 7,000 agents nationwide without maintaining an in-house agent footprint, we believe the partner agent model is more sustainable from a cost perspective, particularly in lower volume market environments.
Through Better Settlement Services, we offer title insurance primarily as an agent and work with third-party providers that underwrite the title insurance policies. Currently as an agent, we rely on partners for aspects of our operational fulfillment and do not take underwriting risk and do not assume the risk in a claim against the policy. In addition, we work with partners to offer settlement services during the mortgage transaction, which include wire services, document preparation, and other mortgage settlement services.
Through Better Cover, we offer customers access to a range of homeowners insurance policy options through our digital marketplace of third-party insurance partners. We act as an agent to insurance carriers and receive an agency fee from the insurance carriers for policies sold and renewed. Third-party insurance and service providers, as marketplace participants, integrate digitally into our technology platform to offer customers Better Plus homeownership products.
We see the Better Plus products as a way to continue providing additional customer utility and savings, as well as diversifying our revenue streams. These additional products are embedded directly into the customer experience of our platform, making it easy for customers to purchase these products as part of the mortgage process. We are continuing to test new products to optimize our offerings.
Better Cash Offer Program
Our Better Plus product offerings include the Better Cash Offer Program that enables a prospective buyer to make an all-cash offer—without a financing contingency. The Better Cash Offer Program was launched in the fourth quarter of 2021, and is best suited for competitive housing markets, including in 2020 and the first half of 2021, where customers using our Better Cash Offer Program may be viewed as more competitive by sellers because they are able to submit a cash bid and waive the financing contingency, while enabling buyers to sell an existing home while closing on their new home, simultaneously.
Under the Better Cash Offer Program, the prospective buyer goes through our regular underwriting process to be pre-approved for a mortgage, identifies a home of their choosing and establishes their bidding amount, which is reviewed and approved by the Better Real Estate agent against an appraisal and similar properties. If the bidding amount is approved, then Better Real Estate offers that amount to the seller of the new home. If such cash offer is accepted, Better Real Estate pays an earnest-money deposit to the seller of the home and expedites the purchase of the new home from the seller by paying for the home up-front, in cash shortly thereafter and enters into separate agreements (the “BRE Contract”), using balance sheet cash to make such payment. Also, upon acceptance of the cash offer, we enter into a separate agreement with the prospective buyer to sell them the new home (the “Buyer Contract”) and the prospective buyer pays the title/escrow company an earnest-money deposit that can be applied to the down payment when we transfer the new home to the buyer. If we purchase the home and subsequently the prospective buyer does not complete its purchase under the Buyer Contract, then the earnest-money deposit would be released to Better Home & Finance and forfeited by the prospective buyer.
We take title to the property upon completion of the purchase of the new home under the BRE Contract. If the prospective buyer wishes to occupy the new home before finalizing the purchase under the Buyer Contract, we may lease the property to the buyer and collect rent for the full rental period until the buyer’s purchase under the Buyer Contract. When we sell the new home to the buyer, title passes to the buyer under the Buyer Contract. If the seller of the home desires to remain in the home until the prospective buyer takes over the lease and/or purchases the home from us, then we may lease the property to the seller and collect rent from the seller at closing under the BRE Contract.
Although we did not originally charge a fee for Better Cash Offer customers that obtained their mortgage through Home Finance, we have since revised our business model and Better Real Estate now charges all buyers a transaction fee for the Better Cash Offer services provided, which is reduced if the buyer uses Home Finance to obtain their mortgage. In addition, the prospective buyer has a limited number of days to purchase the property from us from the date of the closing under the BRE Contract.
Demand for the Better Cash Offer program is dependent on home buying environments and such demand has declined in the current market that is less competitive for purchase customers than in 2020 and the first half of 2021. While we maintain the functionality and would be able to serve inbound demand, since the second half of 2022, we are no longer actively seeking Better Cash Offer customers. For the years ended December 31, 2023 and December 31, 2022, Better Cash Offer revenue was $0.3 million and $228.7 million respectively. For the years ended December 31, 2023 and December 31, 2022, Better Cash Offer program expenses were $0.4 million and $230.1 million respectively.
Our Technology Platform
We started in 2015 with the core thesis that homeownership should be seamless, low-cost, and digital, with the customer at the center and technology as the backbone. With that ethos in mind, we built Tinman, our proprietary loan origination platform that uses automation to deliver a low-cost, user-friendly experience to our customers. Unlike traditional real estate companies that often use manual, siloed, human-driven workflow systems to interact with customers or process internal tasks, we built Tinman to be the primary, machine-driven platform that sits at the center of our loan manufacturing process, interacting with customers, team members, marketplace participants and loan purchasers and directs all constituents in our ecosystem through the home buying or refinancing process into its decision engine. Along the way, Tinman, among other things, captures data from third parties via application program interfaces, or APIs, provides customer service and education, surfaces rates to our customers, performs underwriting calculations, generates documents, and supports our team members.
Tinman’s machine-driven decision engine powers internal workflows and increases our teams’ productivity by automating data-collection, orchestrating complex tasks between our customers and teams to facilitate the underwriting process, guiding home purchase or refinancing transactions from beginning through to closing (for which in part we use third-party software), as well as dynamically matching customers with loan purchasers to ensure best execution and the lowest rate for our customers. Through Tinman, we have “taskified” the loan production process, breaking down traditionally specialized, complex tasks that require high-cost labor into machine-driven tasks that can be completed by non-specialized, lower-cost labor, and eventually automated altogether.

Better Real Estate Agents
Better Title and Settlement Services
Better Insurance
Home finance lifecycle
D2C
B2B
Loan Purchasers
Tinman
Customer-facing tasks to licensed team members
Manual tasks to non-licensed team members
Better Team Members

Our customers use Tinman to navigate their homeownership journey with us. Customers interact digitally with Tinman, uploading information, completing tasks, and viewing their rates, enabling them to obtain or refinance a loan, insurance policy, or real estate agent on their own schedule. Tinman seamlessly embeds Better Plus products directly into the loan workflow for the customer, allowing them to add real estate agent services, title insurance, homeowners insurance and settlement services, in each case if available to the customer, with just a few clicks. Our systems architecture is designed to store customer and property data in flexible graphs, to be seamlessly integrated into multiple products in parallel, within a singular seamless customer flow.
In parallel, Tinman coordinates and supports the required tasks for Home Finance and Better Plus products. Tinman gathers data from our customers and automatically from third parties through APIs. Tinman uses its automated decision engine to dynamically generate tasks for every loan based on the customer’s financial profile, property type, and the requirements of the financial products they are exploring. Tinman’s workflow system then completes certain tasks through automation and assigns other remaining tasks to our team members for completion. We believe that as more processes are automated, each loan will require fewer labor hours to complete, which meaningfully reduces our cost to manufacture. Nevertheless, while we remain focused on enhancing our automated systems, including our automated decision-making engine, Tinman, in a manner that we believe will improve efficiency and reduce labor hours devoted to loan production, there remain numerous parts of our loan production process that require human labor.
Our Customer Acquisition Channels
We reach our customers through two channels, a direct-to-consumer channel (D2C) and a business-to-business channel (B2B).
In our D2C channel, we serve customers from their first website visit to close entirely under the Better Home & Finance brand. We have historically relied on positive word of mouth, customer reviews, and trusted third-party recommendations to grow our business, together with performance marketing (pay-per-click) and other paid digital media. Unlike other large brands in financial services that rely heavily on brand marketing and advertising spend, we spend minimally on brand marketing and advertising to date, with the balance of our marketing and advertising spend primarily comprised of performance marketing (pay-per-click) and other paid digital media.
Today, our marketing approach primarily includes performance marketing (pay-per-click) and other paid digital media. Our performance marketing strategy drives high-intent prospective customers to our platform by purchasing targeted leads from our lead aggregators. Further, our paid digital media strategy leverages search engines and social media channels to engage with our customers. We strive to optimize and expand our customer acquisition strategies by further penetrating both existing and new performance marketing and digital media channels.

In our B2B channel, we develop longer-term, enterprise-level relationships with leading consumer brands through advertising relationships (in which we present advertising on a third-party’s platform—often involving consumer incentives or discounts—allowing us to drive our partners’ customers or rewards program members to our Better Home & Finance-branded platform), as well as through an integrated relationship model (in which our technology platform and team members power the end-to-end home finance experience on behalf of a third-party lender through an integrated, co-branded customer experience). We believe we are able to lower our customer acquisition cost by advertising to our B2B partners’ large addressable consumer segments to drive customers to our platform, without the need for high-cost brand advertising. We provide our B2B partners’ customers with the same superior customer experience, broad product offerings and cost advantage as our D2C customers.
•Integrated Relationships: We currently have one integrated relationship with Ally Bank, a Utah state-chartered bank (“Ally”), pursuant to which we offer our end-to-end platform and services alongside Ally’s brand, and manufacture loans on Ally’s behalf. This ‘Mortgage-as-a-Service’ offering enables our partner to provide a custom-branded, low-cost, high-quality experience to the partner’s customers, powered by our technology and team members. We do not pay customer acquisition costs through this type of relationship. Currently, we earn revenue from our integrated relationship in the form of a fixed fee per transaction, as well as by purchasing certain of the closed loans from Ally and selling them on the secondary market. When the loans are sold on the secondary market, Ally receives a portion of the execution proceeds, with the total amount Better Home & Finance pays Ally for the loans (including the initial purchase price and portion of the execution proceeds) not exceeding the loans’ fair market value.
•Advertising Relationships: Historically, we have structured arrangements with advertising partners, including American Express, as well as other advertising relationships, for us to advertise our homeownership products to their customers. Customers that come to us via these advertising relationships enter through the same customer workflow as our D2C customers, generating revenues for us in the same manner as our D2C customers. Initially launched in 2019, our advertising relationship with American Express is in the process of winding down. In February 2024, we launched an additional advertising relationship with Beyond.com. Currently, no advertising relationship is responsible for material Funded Loan Volume.
Our Competitive Strengths
We believe we have a number of competitive advantages that contribute to our success. We aim to provide our customers with a superior customer experience, lower costs, and a wide selection of products to navigate their homeownership journey. We believe that lowering loan manufacturing costs, integrating additional homeownership products onto our platform, and scaling our ecosystem will, if we are successful, enable us to further reduce costs to our customers and contribute to our mission.
•Superior Customer Experience. Our customers use our integrated platform to seamlessly navigate the homeownership journey. Tinman enables our customers to interact with us on their schedule, allowing us to meet our customers where they are, be it digitally on our platform, or by phone, text, or email, 24/7. Eligible customers can see their rate options in as little as three seconds, get pre-approved in as little as three minutes, lock in rates and get connected to a real estate agent in as little as 30 minutes, get a commitment letter for their mortgage in as little as one day through One Day mortgage and close their loan in as little as three weeks. Our goal is to surface to our customers the most updated interest rates, and our tools provide them with flexibility to evaluate Home Finance and Better Plus products in real time as they move through our customer workflow.
•Highly Scalable Platform in Breadth and Depth. Tinman provides the backbone of our homeownership products, using the same technology regardless of customer, channel or loan type. We have built Tinman to support significant, rapid growth in volumes. In addition to our platform being able to scale mortgage volume quickly, we believe our technology enables us to achieve broad scale across multiple homeownership products as well. We believe the breadth and flexibility of Tinman across products and customer journey pathways sets us up to scale purchase loans by providing a superior end-to-end integrated homeownership experience to customers. Our platform is modular in nature and new products and partners can be added seamlessly using the same core code and systems architecture. For example, we have added additional Better Plus products such as our Home Equity Line of Credit, a revolving line of credit secured by an interest in the borrower's home, which uses the same loan production technology infrastructure as our mortgage product, with the tasks set up to meet home equity line of credit origination requirements. Additionally, our co-branded loan production solution with Ally utilizes the same technology for mortgage origination as our direct-to-consumer loan production, but is customized to add, remove, or rearrange tasks and disclosures within the loan process as well as have Ally’s branding on the customer facing aspects of the interface to meet their specific requirements. Our technology infrastructure allows us to address our partners’ requirements by combining existing solutions and customizing functionality.
•Target Reduced Labor Cost. We are working to re-engineer traditionally complex, manual and highly specialized loan workflows into simple tasks that can be partially completed through automation or with unspecialized lower-cost labor. Our digital platform orchestrates each transaction, and simplifies the mortgage workflow to reduce complex tasks. Tinman aims to make our loan manufacturing team members more productive than the competition at a lower cost. We believe we can complete many of our transactions at a lower production labor cost per unit, seeking to pass savings on to our customers and offer them lower rates and prices across our suite of products.
•Data Advantage. We operate in a fully digital environment allowing us to track and analyze all workflows to optimize customer experience and operational efficiency. We frequently use data to improve our customer experience and maximize conversion. On the customer side, we capture up to 10,000 data points per customer during the loan transaction process. For example, in the underwriting process our platform collects flood certification data, which then can be leveraged for our customers’ flood insurance coverage by Better Cover. We are able to save our customers time and money by removing friction from manual re-entry of personal details and details on their home captured through the loan origination and appraisal process, reducing fatigue from dealing with numerous providers, offering them the best combination of tailored products through our expanding homeownership platform. We are able to surface highly relevant and suitable products for each customer based on their personalized financial and property circumstances.
•Limited Credit Exposure. Our business model is to manufacture loans to sell to our marketplace of secondary investors and partners, and we do not seek to retain assets for long periods of time. With every loan we produce, we aim to sell the loan and associated mortgage servicing rights (“MSRs”) into our network of purchasers, and not permanently retain loans or MSRs on our balance sheet as part of our business model. We retained loans on our balance sheet for approximately 22 days, on average, over the course of 2023. As of December 31, 2023, we had no material MSRs on our balance sheet. In 2023 and 2022 approximately 96% and 94%, respectively, of all the loans we produced, excluding HELOC loans, were conforming with GSE-guaranteed takeout, providing access to liquidity for our loans through market cycles. For jumbo loans, which are not GSE eligible, we enter into sale agreements with purchasers prior to lock, thereby enabling us to take minimal balance sheet exposure for non-conforming loans, limiting our credit risk and supporting our model.
•Integrated Platform. Our integrated offerings across Home Finance, Better Real Estate, Better Settlement Services and Better Cover enable us to leverage our platform and data to seamlessly offer superior and customized products to customers at all stages of their home ownership process. Certain of our offerings, are the result of an ecosystem that utilizes information throughout a customer’s data profile to maximize their options in the home purchase process while minimizing their burden of repetitive data entry.
Our Growth Strategies
We were launched with the mission of making homeownership better, faster and cheaper for all. We believe we can grow by enhancing our customer experience, expanding our customer base and providing additional products and services.
•Integrated Home Purchase and Agent Strategy. Having proven strong traction and ability to grow our refinance business in 2020 and the first half of 2021, we are focused on growing purchase and demonstrating our purchase customer value proposition through our integrated homeownership platform. We believe that providing value to prospective customers early, as well as providing them with multiple products throughout their homeownership journey, enables us to build longer and more enduring relationships. We believe real estate agents are trusted advisors throughout the homeownership journey. A key pillar of our home purchase strategy is to make real estate agent services available through our homeownership platform and build relationships with agents to champion the Better Home & Finance value proposition. In 2020, we established our real estate agent program, Better Real Estate, currently offered through our network of third-party partner real estate agents. Through our real estate agent program, we believe we are well positioned to improve the purchase journey for our customers, who come to our website looking to understand how much mortgage they can afford and get pre-approved to begin shopping, and, at their request and following appropriate disclosures, we connect them directly with a trusted local real estate agent to help with the process. Better Real Estate partners with approximately 6,500 real estate agents across the U.S. on a third-party basis to refer potential homebuyers that have received a pre-approval from Better Mortgage Corporation, pursuant to cooperative brokerage arrangements between Better Real Estate and the third-party agents. We believe developing the real estate agent process and building relationships with trusted local real estate agents will improve customer conversion and increase our revenue per customer. We are also enhancing features in Tinman to drive engagement with customers that intend to purchase a home further out in the future with our loan products, including pre-transaction education, property search, and affordability simulations.
•Conversion. We believe that we can unlock additional growth by improving the rate at which we convert the visitors to our website into customers with funded loans by improving operational efficiency, enhancing our customer experience, increasing our product offerings and providing lower rates to our customers. We see a sizable opportunity to bring our conversion rate up to industry averages by improving customer support and purpose-built technology to nurture them at early stages of the homeownership journey. In addition, by further automating steps of the loan manufacturing process, we believe we can improve the customer experience and decrease the time they spend in the process, which may improve conversion.
•Enhance Technology Innovation. Our technology strategy is to fully automate the manual aspects of the homeownership process, allowing our team to focus on what people do best—building customer relationships. We will continue to invest to remove points of customer friction, making our platform more efficient and scalable as we continue to grow and add new products. Further driving down labor costs through automation allows us to offer lower rates to our consumers. We believe our investments in technology will lead to superior customer experience, lower manufacturing costs and increased conversion rates across all our products.
•Customer Acquisition. We believe we have ample room to reach more customers through data-driven marketing. We see growth opportunities to reach customers by further penetrating both existing and new performance marketing (pay-per-click) and digital media channels. Additionally, growth in organic traffic and maintaining and contacting our existing network of customers who may be eligible to transact are significant opportunities. We aim to continue organic traffic growth through content marketing and high customer satisfaction, although in light of market conditions, we have reduced spending on customer acquisition.
•Expand Better Plus Products. We expect to grow the suite of products and services we offer through our platform and deliver a one-stop shop for homeownership, empowering consumers to navigate the entire homeownership journey from searching to owning, living and selling, all in one place. We believe over the long term there is a range of products that we will be able to offer our customers during their homeownership journey, including home maintenance services and improvement loans, and a financial network of personal, automobile, and student loans, and life and disability insurance, leveraging the equity customers have in their homes to offer cost-effective consumer finance products at a fraction of the speed given the existing data we capture on the customer financial graph and property graph. By continuously analyzing customer and property data captured during the loan process, we can seamlessly identify and offer products customized to our customers’ needs at a lower cost, for those customers who choose to purchase with us. Through expanding Better Plus products we seek to improve our economics through higher transaction value per customer without incremental customer acquisition spend. In addition, we are investing in Better Plus in order to diversify our revenue streams into relatively less rate-sensitive products as compared to refinance loans.
•Experienced Loan Officers. In the fourth quarter of 2023, we commenced hiring experienced loan officers on commission-based compensation plans, which represents a change from our prior practice of hiring relative newcomers on higher fixed compensation plans without commissions. We anticipate that retention of more experienced loan offers should improve conversion of customers and alignment between our loan production and costs.
•Additional B2B Partners. We believe there is opportunity to add new B2B partners, both in the form of advertising relationships and integrated relationships. We seek to pursue relationships with potential partners that are aligned with our consumer-minded ethos and want to provide low-cost, high-quality homeownership products to their customers. Our partners trust us to do right by their customers, and we leverage the same scalable end-to-end technology powering our D2C business to offer our partners’ customers a better, faster, cheaper homeownership experience. We believe that growing our B2B business improves our long-term position by adding volume, improving customer awareness, and embedding our technology within the leading household consumer finance brands.
•Broadening U.S. Geographic and Product Coverage. As of December 31, 2023, we are licensed to offer Home Finance loan products in all 50 states and the District of Columbia. Better Real Estate is able to refer brokers in all 50 states and the District of Columbia through its agent network. Better Settlement Services, which offers title services, is licensed in 27 states and the District of Columbia. Better Cover is licensed in 50 states and the District of Columbia. However, we do not necessarily offer all products and services in all states in which we are licensed. Accordingly, we aim to increase our addressable market by providing all of our products across the United States. Additionally, we continue to invest in infrastructure to diversify and scale our loan product portfolio (FHA, VA, Non-Agency Jumbo and Non-QM) to meet demand. Due to state licensing and other regulations, the number of Better Plus products available to customers in some states is limited, providing us with substantial growth potential as we increase product availability. We plan to expand access to our Better Plus portfolio of products across the U.S. as we see market demand. This broad array of products and services, combined with expanded market access, is intended to create a one-stop shop for all of our customers’ homeownership needs.
•International Expansion. We believe international expansion represents a large addressable opportunity, as reflected in our expansion in the U.K. Similar to the U.S., the U.K. mortgage and homeownership experiences are broken and mired with legacy inefficiencies. We completed multiple acquisitions between 2021 and 2023 in the U.K. homeownership and banking sector, which we believe help us work towards leveraging our technology to create a more integrated consumer experience.
Risk Management & Compliance
We have built a strong culture around risk management and compliance. We believe our technology-driven processes and digital infrastructure help us to mitigate risks within our business.
We are focused on complying with all applicable laws and regulations while providing the best possible customer experience. Our legal and compliance teams work hand-in-hand with our business teams to ensure that we remain up to date on regulatory requirements, and that these requirements are met as new products and services are added. We prioritize strategic thinking about how best to protect the interests of the consumer, particularly since we are building a digitally native system in an industry that has traditionally been analog.
Our integrated platform contributes to our ability to mitigate exposure to risk. Since Tinman tracks thousands of data points across each loan file, we are able to ensure that each transaction is auditable and that our loan production process is compliant with applicable state-specific and federal regulations across customer contact, pricing, underwriting and quality control. Throughout the loan process, we use third-party data that is pulled directly into our system via API to verify income, assets and other client information. We believe this data-focused approach results in lower delinquency and forbearance compared to the overall industry.
Our compliance program is kept current by our internal compliance team, whose members track regulatory updates, conduct thorough reviews of policies and procedures, investigate consumer complaints and other compliance incidents, and monitor the licensing and education requirements of our team members. The company employs dedicated associates within the compliance team that manage regulatory reporting and examinations to ensure timely submissions and responses. Additionally, the compliance team proactively audits and monitors various aspects of our origination process and initiates any necessary coaching and remediation measures. This team also takes an active role in the onboarding and ongoing monitoring of B2B partners, third-party providers in our Better Plus marketplace, and new loan purchasers on our platform by assessing risk and reviewing applicable documentation. Through our internal compliance team, we proactively monitor the reporting and revision of these processes and procedures to mitigate risk.
We believe that we mitigate our execution risk by having a robust network of purchasers of loans and servicing rights, including the ability to sell conforming and FHA loans to the GSEs with guaranteed takeout. For jumbo loans, which are not GSE eligible, we enter into sale agreements with purchasers prior to lock to minimize our balance sheet exposure. We manufacture loans to meet the specific criteria of our loan purchasers, and our systems enable us to swiftly adapt to any changes in the guidelines of our counterparties.
Our capital markets team helps mitigate interest rate risk in our loan production business by executing appropriate hedging trades between the time of interest rate lock and loan commitment to an investor. We institute different strategies depending on market conditions to provide our customers with attractive rates and ensure the stability of our loan production pipeline and our liquidity. Our sources of liquidity include loan funding warehouse facilities, the loans we produce in conformity with GSE-guaranteed takeout, as well as cash on hand. As of December 31, 2023, we had three warehouse lines of credit in different amounts and with various maturities, with an aggregate available amount of $425 million.
We operate under hedging policies designed to mitigate the effects of any fluctuations in interest rates, and analyze our “pull-through” rates along the loan life cycle, to ensure that we are adjusting our hedging activity across market conditions.

Our Competitors
There are approximately 5,000 incumbent banks and 100,000 real estate brokerage firms in the U.S. whose traditional competitive advantages are rapidly eroding from technology-focused competitors. We compete with a wide range of providers, each of whom provides components of our offering, but we believe that none of our competitors provide as complete of an end-to-end platform as we are developing, which aims to simplify and rearchitect the customer experience across the entire homeownership ecosystem. Each residential real estate transaction has numerous parties involved, including but not limited to, lead aggregators, real estate agents, loan originators, title insurers and homeowners insurers. All of these parties compete with each other either directly or indirectly as they are looking to win a larger share of the revenue pool in each transaction. As a result, our competition is highly disjointed across products (i.e., different products are offered at different points in the transaction) and highly fragmented within certain products. Within loan production, the market is highly fragmented, with the largest player holding less than a 10% share.
Our primary competitors are legacy players including traditional banks and depository institutions, non-bank loan originators, and smaller local players who form the long tail of the market. Digitally native home buying technology platforms are increasingly moving into the loan production space, but as of yet, they have not developed an independent loan production offering at scale. Such other online mortgage originators and digitally native entrants primarily compete on price and on the speed of the loan application, underwriting and approval process, and any increase in these competitive pressures could be detrimental to our business, including as a result of higher performance marketing spend due to greater demand for customer leads. In addition, some more traditional banks that provide our warehouse lines of credit are also active in the home mortgage market as traditional banks and depository institutions, which could create conflicts when renewing our warehouse lines.
Some of our competitors may have more name recognition and greater financial and other resources than we have (including access to capital). Other of our competitors, such as lenders who originate mortgage loans using their own funds, or direct retail lenders who market directly to homeowners, may have more operational and regulatory flexibility in approving loans. Licensing requirements have made it difficult for independent mortgage loan originators to take the place of the banks that have left the mortgage sector, and the uneven nature of state regulation and considerable number of licenses required create a high barrier to entry. Banks that provide other financial services to homeowners may have advantages in soliciting home loans to their clients, have access to capital through deposits at lower costs than our warehouse facilities and benefit from relatively uniform U.S. federal rules and standards that preempt certain state laws to which we are subject.
Our Intellectual Property
Our intellectual property is an essential element of our business. We rely on a combination of trade secrets, trademarks, Internet domain names and other forms of intellectual property, and on contractual agreements, to establish, maintain and protect our intellectual property rights and technology. We also license certain third-party technology for use in conjunction with our products.
We believe that our success depends on hiring and retaining highly capable and innovative team members, especially as it relates to our engineering base. It is our policy that all of our team members and independent contractors sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments, processes and other forms of intellectual property generated by them on our behalf are our property and assigning to us any ownership that they may otherwise have in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own or license. In addition, certain of our technology, including data feeds used in Tinman, are currently owned by entities affiliated with our CEO, other executives and employees. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may materially and adversely affect our business.
Government Regulations Affecting Mortgage Loan Production, Servicing and Ancillary Services
We operate in a heavily regulated industry that is highly focused on consumer protection. The extensive regulatory framework to which we are subject includes U.S. federal, state and local laws, regulations and rules. Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory authority over all of our business lines. In addition, we are pursuing international expansion in the United Kingdom, including by acquiring two internet-enabled real estate finance businesses in 2021 and Birmingham Bank in 2023. Following the completion of these acquisitions, we are subject to increased regulatory authority over parts of our business including by the Prudential Regulatory Authority of the Bank of England and the Financial Conduct Authority.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Consumer Financial Protection Bureau (“CFPB”) was established in 2011 to ensure, among other things, that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair, deceptive or abusive acts or practices. The CFPB’s jurisdiction includes those persons producing, brokering or servicing residential mortgage loans. It also extends to our other lines of business, including real estate brokerage, title insurance, and homeowners insurance. The CFPB has broad supervisory and enforcement powers with regard to non-depository institutions, such as us, that engage in the production and servicing of home loans. The CFPB has been expanding the number and focus of examinations, and that increase is expected to continue under the Biden administration.
As part of its enforcement authority, the CFPB can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has been active in investigations and enforcement actions and has issued large civil money penalties since its inception to parties the CFPB determines have violated the laws and regulations it enforces.
We are also supervised by regulatory agencies under U.S. state law. From time to time, we receive examination requests from the states in which we are licensed that require us to provide records, documents and information relating to our business operations. State attorneys general, state mortgage and real estate licensing regulators, state insurance departments, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities. In addition, the GSEs, the FHA, the Federal Trade Commission (“FTC”), non-agency securitization trustees and others subject us to periodic reviews and audits. This broad and extensive supervisory and enforcement oversight will continue to occur in the future. The Company maintains dedicated staff on the compliance team to ensure timely responses to regulatory examination requests and to investigate consumer complaints in accordance with regulatory regulations and expectations.
Federal Lending and Servicing Laws and Regulations
Numerous U.S. federal regulatory consumer protection laws impact our business, including but not limited to:
•the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which require certain disclosures to be made to the borrower at application, as to the lender’s good faith estimate of loan production costs, and at closing with respect to the actual real estate settlement statement costs (for most loans, such disclosures are in conjunction with those required under the Truth in Lending Act (“TILA”)), prohibit kickbacks, referrals, and unearned fees in connection with settlement service business and impose requirements and limitations on affiliates and strategic partners, and certain loan servicing practices including with respect to escrow accounts, requests for information from borrowers, servicing transfers, lender-placed insurance, error resolution and loss mitigation;
•TILA, including the the Home Ownership and Equity Protection Act of 1994 (“HOEPA”), and Regulation Z, which regulate mortgage loan production and servicing activities, require certain disclosures be made to borrowers throughout the loan process regarding terms of mortgage financing (including those disclosures required under the TILA-RESPA Integrated Disclosure (“TRID”) rules), provide for a three-day right to rescind some transactions, regulate certain higher-priced and high-cost mortgages, require lenders to make a reasonable and good faith determination that consumers have the ability to repay the loan prior to consummation, mandate home ownership counseling for high-cost mortgage applicants, impose restrictions on loan production compensation, and apply to certain loan servicing practices;
•the Fair Credit Reporting Act (the “FCRA”) and Regulation V, which regulate the use and reporting of information related to the credit history of consumers, require disclosures to consumers regarding the use of credit report information in certain credit decisions and require lenders to take measures to prevent or mitigate identity theft;
•the Equal Credit Opportunity Act and Regulation B, which prohibit discrimination on the basis of age, race and certain other characteristics in the extension of credit, require creditors to deliver copies of appraisals and other valuations, and require certain notifications to applicants for credit;
•the Homeowners Protection Act, which requires certain disclosures and the cancellation or termination of private mortgage insurance once certain equity levels are reached;

•the Home Mortgage Disclosure Act (“HMDA”) and Regulation C, which require reporting of mortgage loan application, origination and purchase data, including the number of mortgage loan applications originated, approved but not accepted, denied, purchased, closed for incompleteness and withdrawn;
•the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin and certain other characteristics;
•the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications and debt collection practices;
•the Gramm-Leach-Bliley Act (the “GLBA”) and Regulation P, which require initial and periodic communication with consumers on privacy matters, provide limitations on sharing nonpublic personal information, and the maintenance of privacy and security regarding certain consumer data in our possession;
•the Bank Secrecy Act (“BSA”) and related regulations including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, which impose certain due diligence and recordkeeping requirements on lenders to detect and block money laundering that could support terrorist activities;
•the SAFE Act, which imposes state licensing requirements on mortgage loan originators;
•the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and which require creditors and loan servicers to obtain a consumer’s consent to electronically receive disclosures required under federal and state laws and regulations;
•the Electronic Fund Transfer Act of 1978 and Regulation E, which protect consumers engaging in electronic fund transfers;
•the Servicemembers Civil Relief Act, which provides financial protections for eligible service members;
•the Federal Trade Commission Act, the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, which prohibit unfair or deceptive acts or practices and certain related practices;
•the Telephone Consumer Protection Act (“TCPA”), which restricts telephone solicitations and automatic telephone equipment in connection with both origination and servicing of loans;
•the Mortgage Acts and Practices Advertising Rule, Regulation N, which prohibits certain unfair and deceptive acts and practices related to mortgage advertising and imposes recordkeeping requirements on advertisers;
•the the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM Act”), which makes it unlawful to send certain electronic mail messages that contain false or deceptive information and provide other protections for email users;
•the Consumer Financial Protection Act, enacted as part of the Dodd-Frank Act, which (among other things) created the CFPB, and gave it broad rulemaking authority over certain enumerated consumer financial laws and supervisory and enforcement jurisdiction over mortgage lenders and servicers, and prohibits any unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service;
•the Bankruptcy Code and bankruptcy injunctions and stays, which can restrict collection of debts; and
•the the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which imposes several new compliance obligations on our mortgage servicing activities, including, but not limited to, mandatory forbearance offerings, prohibitions of fees, penalties, or interest beyond the amounts scheduled during the forbearance period, altered credit reporting obligations, and moratoriums on foreclosure actions.
We are also subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the loans we produce or facilitate and/or service. This includes, but is not limited to, Fannie Mae, Freddie Mac, Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), FHA and the VA.

State Lending Laws and Regulations
Because we are not a depository institution, we must comply with state licensing requirements to conduct our business. We incur significant ongoing costs to comply with these licensing requirements.
To conduct our residential mortgage lending and servicing operations in the United States, we are licensed in all 50 states and the District of Columbia as of December 31, 2023. Our real estate brokerage, title agency, and homeowners insurance agency also maintain licenses to operate in certain of these states. Generally speaking, the licensing process includes the submission and approval of an application to the applicable state agency, a character and fitness review of key individuals, and an administrative review of our business operations. Such requirements occur at the initial stage of license acquisition and throughout the period of licensure.
Under the SAFE Act, all states have laws that require mortgage loan originators employed by non-depository institutions to be individually licensed to offer mortgage loan products. These licensing requirements require individual loan originators to register in a nationwide mortgage licensing system, submit application and background information to state regulators for a character and fitness review, submit to a criminal background check, complete a minimum of 20 hours of pre-licensing education, complete an annual minimum of eight hours of continuing education and successfully complete an examination.
In addition to applicable federal laws and regulations governing our operations, our ability to produce and service loans in any particular state is subject to that state’s laws, regulations and licensing requirements, which may differ from the laws, regulations and licensing requirements of other states. State laws often include fee limitations and disclosure and other requirements. Many states have adopted regulations that prohibit various forms of “predatory” lending and place obligations on lenders to substantiate that a customer will derive a tangible benefit from the proposed home financing transaction and/or have the ability to repay the loan. These laws have required most lenders to devote considerable resources to building and maintaining automated systems to perform loan-by-loan analysis of points, fees and other factors set forth in the laws, which often vary depending on the location of the mortgaged property. Many of these laws are vague and subject to differing interpretations, which exposes us to some risks.
The number and complexity of these laws, and vagaries in their interpretations, present compliance and litigation risks from inadvertent error and omissions which we may not be able to eliminate from our operation or activities. The laws, regulations and rules described above are subject to legislative, administrative and judicial interpretation, and some of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent or differing interpretations of these laws and regulations or an insignificant number of interpretations of recently enacted laws and regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the laws and regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class-action lawsuits, with respect to our compliance with applicable laws and regulations. We note that nationally chartered banks are not subject to certain state law requirements, which results in an increased compliance burden for us, relative to such competitors.
Additionally, our business is subject to numerous types of state laws that are continuously changing, including laws related to mobile-and internet-based businesses, data privacy (including the California Consumer Privacy Act (“CCPA”), the Virginia Consumer Data Protection Act of 2021 (“VCDPA”) and the Consumer Privacy Act (“CPA”) and similar or other data privacy laws enacted by other states) and advertising laws, which limit how companies can use customer data, impose obligations on companies in their management of such data, and require us to modify our data processing practices and policies, which results in substantial costs and expenses in an effort to comply. The CCPA, among other things, requires specific disclosures to California consumers and affords such consumers the right to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches of certain information that result from a failure to implement reasonable safeguards. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The service providers we use, including outside counsel retained to process foreclosures and bankruptcies, must also comply with some of these legal requirements. Changes to laws, regulations or regulatory policies or their interpretation or implementation and the continued heightening of regulatory requirements could affect us in substantial and unpredictable ways.
Our Better Plus businesses, such as our real estate brokerage, title agency, and homeowners insurance agency, are also subject to state laws that may require licensure and prohibit, limit, or require approval to engage in certain conduct. For example, several states have implemented laws and regulations aimed at prohibiting kickbacks and other inducements associated with referrals to or from title insurance agents or corporations. In some instances, these requirements are more expansive than RESPA, rendering useless exemptions an entity would rely on for purposes of RESPA compliance.

Other Laws
We are subject to various other laws, including employment laws related to hiring practices, overtime, and termination of team members, health and safety laws, environmental laws and other federal, state and local laws in the jurisdictions in which we operate.
Our Team Members and Human Capital Management
At our peak in the fourth quarter of 2021, we had approximately 10,400 team members, of which approximately 6,100 were located in the United States, approximately 4,200 were located in India and approximately 100 were located in the United Kingdom. At that time, approximately 6,500 team members worked in production roles, of which approximately 3,700 were located in the United States and approximately 2,800 in India. Additionally, approximately 1,800 team members worked in Better Plus business lines, primarily as real estate and insurance agents. Approximately 700 Better Home & Finance team members worked in technology and product development, of which nearly all were located in the United States.
We have since reduced our workforce to seek to align our headcount with changes in our business and market conditions, as described in more detail elsewhere in this Annual Report. As of December 31, 2023, we had approximately 820 team members, of which approximately 335 were located in the United States, approximately 335 were located in India and approximately 150 were located in the United Kingdom. At such time, approximately 340 Better Home & Finance team members worked in U.S. mortgage production roles, of which approximately 140 were located in the United States and approximately 200 in India. Additionally, approximately 70 team members worked in Better Plus business lines, primarily as real estate and insurance agents and support professionals. Approximately 120 team members worked in technology and product development, of which the majority were located in the United States. This in total represents an approximately 92% reduction in global employees over an approximately twenty-four month period.
None of our team members are represented by a labor union or covered by a collective bargaining agreement. We believe our team is a key differentiator for our business and hard work, problem solving, and curiosity are the core of our DNA.
Following the December 2021 workforce reduction, our CEO briefly took leave from his full-time duties. Contemporaneously, at the direction of the board of directors of the Company (the “Board”), we retained a law firm to conduct an independent review of the Company’s culture, which we refer to as the cultural review. Based on this cultural review, we implemented a number of organizational changes that we intend to improve our capacity to manage internal culture. Our CEO resumed his full-time duties as CEO in January 2022.
We have added a number of new leadership positions intended to improve our organizational structure. In April 2022, Harit Talwar was appointed as Chairman of the Board to lead the Board’s oversight of the Company’s strategy and culture. Kevin Ryan, who also serves as Chief Financial Officer, stepped into the role of President in the first quarter of 2023, a role he was filling on an interim basis previously. As President, Mr. Ryan guides our day-to-day direction and works closely with the rest of our leadership team. In addition, we have announced new senior leadership team members in commercial and accounting roles. We believe that each of these new positions have helped and will continue to help develop our internal structure and maintain cultural integrity throughout the Company.
In addition to these new hires, we have made efforts to promote an inclusive and respectful culture. Paula Tuffin, our General Counsel, Chief Compliance Officer and Secretary, has taken on enhanced responsibilities, including leading the Management, Ethics & Compliance Committee (the “MECC”). The MECC is comprised of members of the senior leadership team and manages ethics and compliance issues at the Company, reporting directly to the Board. We have also implemented a company-wide training program on ensuring a respectful workplace and have conducted multiple anonymous engagement surveys. In early 2023, we conducted another independent review of our culture to monitor our progress and inform our strategy going forward.
Cyclicality and Seasonality
The consumer lending market and the associated loan origination volumes for mortgage loans are influenced by general economic conditions, including the interest rate environment, unemployment rates, home price appreciation and consumer confidence, as well as seasonality, as home sales typically rise in the second and third quarters, with reduced activity in the first and fourth quarters, as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Refinance mortgage loans are sensitive to movements in the interest rate environment. However, in 2021 and 2022, the effect of such housing market seasonality was diminished by increased interest rates and constrained housing supply. We continue to see diminished impact of seasonality on our business as a result of these and other factors, as indicated by the reduction in overall industry volume in the second and third quarters of 2021 and 2022 as compared to the first quarters of 2021 and 2022, and the impacts of elevated interest rates and constrained housing supply continued to outweigh housing market seasonality in 2022 and 2023.
Available Information
Our website address is www.better.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish them to the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov. References to our website or other links to our publications or other information are provided for the convenience of our stockholders. None of the information or data included on our websites or accessible at these links is incorporated into, and will not be deemed to be a part of, this Annual Report or any of our other filings with the SEC.

Item 1A. Risk Factors
We are subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.
RISK FACTORS SUMMARY
Our business is subject to a number of risks, which are discussed more fully below and include, but are not limited to, the following:
Risks relating to our history, business model, growth and financial condition, including:
•We have a history of operating losses, including very significant losses, have not been able to maintain profitability achieved in 2020 and early 2021, and may not achieve and maintain profitability in the future.
•We may be unable to effectively restore or manage our growth, including being able to fill certain senior management roles with suitable candidates, which could have a material adverse effect on our business, financial condition and results of operations.
•We may be unable to effectively maintain and develop certain relationships with third-party vendors and key commercial partners, which could have a material adverse effect on our ability to attract customers and grow our business.
•We depend on our ability to sell loans and MSRs in the secondary market to a limited number of loan purchasers, including GSEs and other secondary market participants for each relevant product.
•We have identified three ongoing material weaknesses in internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to implement or maintain an effective system of internal control, which may result in material misstatements in our financial statements.
•Our compliance and risk management policies, procedures, and techniques may not be sufficient to identify all of the financial, legal, regulatory, and other risks to which we are exposed, and failure to identify and address such risks could result in substantial losses and materially and adversely disrupt our business operations.
•Our CEO is involved in litigation that could have a material adverse effect on our revenues, financial condition, cash flows, results of operations and prospects.
Risks relating to our market, industry, and general economic conditions, including:
•Our business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates have and may in the future have a material adverse effect on our revenues, financial condition, cash flows, results of operations and prospects.
•We operate in a heavily regulated industry, and our loan production and servicing activities, real estate brokerage activities, title and settlement services activities and homeowners insurance agency activities expose us to risks of noncompliance with a large and increasing body of complex laws and regulations at the U.S. federal, state and local levels, which, at times, may be inconsistent.
•Our business is highly dependent on the GSEs, including Fannie Mae and Freddie Mac, and certain other U.S. government agencies, and any changes in these entities or agencies or their current roles could have a material adverse effect on our business.

Risks relating to our global operations, including:
•We have operations in the United Kingdom (including our acquisition of Birmingham Bank) and India, which subject us to certain operational challenges, laws and regulations, and political or economic risks that we have limited experience in navigating.
Risks relating to our products and customers, including:
•We face intense competition from other companies with more well established brands, and may not be able to retain or expand our customer base.
•We may fail to accurately predict demand or growth of new or existing product lines which could have a material adverse effect on our revenues, financial condition, cash flows, results of operations and prospects.
Risks relating to our technology and intellectual property, including:
•Our products use third-party software, hardware and services that may be difficult to replace or cause errors or failures of our products that could have a material adverse effect on our revenues, financial condition, cash flows results of operations and prospects.
•We may not be able to effectively maintain and enforce our intellectual property and proprietary rights and may face allegations of infringement of the intellectual property rights of third parties, which could have a material adverse effect on our revenues, financial condition, cash flows, results of operations and prospects.
Risks relating to our indebtedness and warehouse lines of credit, including:
•We rely on our warehouse lines to fund loans and otherwise operate our business. If one or more facilities are terminated or otherwise become unavailable to use, we may be unable to find replacement financing at commercially favorable terms, or at all, which could have a material adverse effect on our business.
•Fluctuations in the interest rate of our facilities or the value of the collateral underlying certain of these facilities could have a material adverse effect on our liquidity.
Risks relating to the regulatory environment, including:
•The laws and regulations to which we are subject are constantly evolving, together with the scope of supervision, and we may be unable to comply with new laws and regulations effectively or in a timely manner, which could have a material adverse effect on our business.
•We are, and may in the future be, subject to litigation and regulatory enforcement matters from time to time. If the outcomes of these matters are adverse to us, it could have a material adverse effect on our revenues, financial condition, cash flows, results of operations and prospects.
Risks related to ownership of Common Stock and Better Home & Finance operating as a public company, including:
•We have received a notice from the listing qualifications staff of Nasdaq that we are currently not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing of our Class A Common Stock. If we are unable to regain compliance, our Class A Common Stock could be delisted, which could affect the price and liquidity of our Class A Common Stock, reduce our ability to raise capital and have a material adverse effect on our revenues, financial condition, cash flows, results of operations and prospects.
•Our management team has limited experience managing a public company and international or banking operations
•The existence of multiple classes of common stock may materially and adversely impact the value and liquidity of Class A Common Stock.
•Because we became a public reporting company by means other than a traditional underwritten initial public offering, our stockholders may face additional risks and uncertainties.

Risks Related to Our Operating History, Business Model, Growth and Financial Condition
Since the third quarter of 2021, increased interest rates have negatively impacted our Funded Loan Volume, Gain on Sale Margin, revenue and profitability, which has resulted in significant strain on our business, results of operations and financial condition, which we have had limited success in managing.
In April 2021, the United States began experiencing what has become a significant rise in interest rates, which increased for a variety of reasons, including inflation, market capacity constraints and other factors. Accordingly, during 2021 and continuing in 2022 and 2023, we experienced both a significant decline in Funded Loan Volume as refinancing loans became less attractive as interest rates increased. Higher interest rates that initially materialized in the secondary market, including in our loan purchaser network, were not initially borne by our customers as increased mortgage rates, but rather reduced our Gain on Sale Margin as we sought to continue increasing our market share by offering more competitive pricing to customers in a more challenging market. Since the second quarter of 2021, our Gain on Sale Margin and later our Funded Loan Volume have remained depressed as a result of elevated interest rates, reduced loan market activity and increased competition in the market.
Our business is significantly impacted by interest rates. Loan production for refinancing customers’ existing loans is almost entirely driven by interest rates and our ability to maintain or further develop that portion of our business is heavily dependent on the attractive interest rates we offer relative to market interest rates and customers’ current interest rates. While some areas of our business are relatively less rate-sensitive than refinance loans, including purchase loans and Better Plus businesses, demand for these products remains highly sensitive to interest rates (particularly significantly elevated interest rates), as purchase loans and other aspects of home services markets relating to home purchases are affected by changes in interest rates. Accordingly, demand for the significant majority of our products and services remains tied to interest rates, notwithstanding our goals to decrease reliance on the most interest rate sensitive products and services. Our business will continue to be materially adversely effected if interest rates do not decline.
Substantial changes in the market and operating environment have put significant strain on our business and have resulted in significant reductions to our workforce and scale, which we have had limited success in managing.
In response to substantial and sustained increases in interest rates and changes in macroeconomic conditions and our industry, as described in more detail elsewhere in this Annual Report, we significantly reduced our workforce to seek to align our headcount with demand for our loan production. As of December 31, 2023, we had approximately 820 team members, compared to approximately 10,400 team members at our peak in the fourth quarter of 2021. In total, this represents an approximately 92% reduction in our workforce over an approximately twenty-four month period, which has had other detrimental effects on our business, financial condition, and results of operations as described elsewhere in this Annual Report.
In the third quarter of 2021 we implemented a reorganization of our sales and operations teams designed to provide our customers with a single customer service team member for all their contacts with us. This operational reorganization reduced loan officer productivity and increased costs against a more challenging market. Accordingly, we returned to our previous sales and operations team structure during the third quarter of 2022 and remain in this operating model at present. There can be no assurances that our current strategy and structure of our sales and operations is or will be effective.
As Refinance Loan Volume declined starting in the second half of 2021 and continuing through 2023 due to increased interest rates, we experienced a decline in Funded Loan Volume, particularly in Refinance Loan Volume, as well as a corresponding increase in the proportion of our Funded Loan Volume that is comprised of Purchase Loan Volume, which is more labor intensive than Refinance Loan Volume. As a result, we experienced and expect to continue to experience meaningfully higher labor costs required to convert leads into Purchase Loan Volume and more customer service required to support such purchase transactions, leading to higher labor costs per loan.
These significant changes in our business and operations have resulted in significant challenges, with negative effects on our results of operations, employee morale, relationships with business partners and customers, and increased unplanned employee turnover in areas of our business relating to legal, compliance, finance, and accounting. In addition, further corrective actions to our workforce may be necessary to manage our business in a challenging environment, and if we take such corrective actions, such action may result in renewed negative media coverage that could have a detrimental impact on our business and employee morale. If we are unable to effectively address these challenges, our business, results of operations, and financial condition could be further negatively impacted. Similarly, to the extent that, in the future, we seek to grow various areas of our business, failure to manage future growth or declines in growth effectively could result in increased costs, materially and adversely affect our customers’ satisfaction with our product offerings, and materially and adversely affect our business, financial condition, results of operations, and prospects.

As a result of employee attrition, we have lost certain institutional knowledge and capabilities that has necessitated additional hiring, notwithstanding our decreased headcount, and there can be no assurance that we will be able to fill these roles with suitable candidates, or at all.
We have been subject to significant employee attrition, particularly among our senior management team, that has resulted in the reduction of institutional knowledge as well as capabilities in certain key functions, including legal, compliance, finance, and accounting. For instance, we identified a material weakness in internal control over financial reporting due to the limited number of accounting personnel and an additional material weakness in internal control over financial reporting due to insufficient experience and capacity to verify control activities with respect to the work of the valuation specialist, and will need to fill certain roles in order to effectively function as a public company. The inability to attract or retain qualified personnel or to identify and hire individuals for the roles that we seek to fill and other current or future organizational changes could materially and adversely affect our business, financial condition, results of operations, and prospects. We believe the market for qualified talent can be particularly competitive in the engineering, data, and product areas, as well as for mortgage underwriters in certain market environments. Our ability to recruit and retain qualified personnel has also been adversely affected by the negative media coverage surrounding the series of workforce reductions and subsequent events.
Our future success depends to a significant extent on the continued services of our senior management, including Vishal Garg, our CEO, and Kevin Ryan, our President and Chief Financial Officer, and our ability to maintain morale, minimize internal distraction, recruit and retain employees, management and directors, and make changes to our organizational structure in response to the foregoing events. We believe Mr. Garg has been critical to our operations and key to setting our vision, strategic direction, and execution priorities. The experience of our other senior management, including Mr. Ryan, is a valuable asset to us and would be difficult to replace. A failure to recruit and retain employees, including members of our senior management team, while preserving and improving our mission-based culture to adapt to the challenges and requirements of becoming a public company could materially and adversely affect our future success.
We may not be able to maintain or further develop our loan production business, which could materially and adversely affect our business, financial condition, results of operations and prospects.
Our loan production business primarily consists of providing loans to home buyers, refinancing existing loans and providing home equity line of credit (“HELOC”) loans. Loan production for home buyers is greatly influenced by traditional participants in the home buying process such as real estate agents and home builders. As a result, our ability to offer competitive financing options to these traditional participants’ customers will influence our ability to maintain or further develop our loan production business. Loan production for refinancing customers’ existing loans is almost entirely driven by interest rates and our ability to maintain or further develop that portion of our business is heavily dependent on the attractive interest rates we offer relative to market interest rates and customers’ current interest rates, as well as our ability to provide a favorable customer experience through all such interest rate cycles. Our HELOC loan originations are similarly dependent on interest rates, as well as available homeowner equity, and typically decline if interest rates increase or residential real estate prices decline. For more information on the impact of interest rates on our business, see “—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—Since the third quarter of 2021, increased interest rates have negatively impacted our Funded Loan Volume, Gain on Sale Margin, revenue and profitability, which has resulted in significant strain on our business, results of operations and financial condition, which we have had limited success in managing.”
In addition to interest rates, our business operations are also subject to other factors that can impact our ability to maintain or further develop our loan production business. For example, increased competition from new and existing market participants, reduction in the overall level of refinancing activity, or slower growth in the level of new home purchase activity, including as a result of constrained supply, have impacted and will continue to impact our ability to maintain and or further develop our loan production volumes, and we may be forced to produce loans with lower expected Gain on Sale Margins (resulting in lower net revenue) and increase our sales and marketing and advertising spend (leading to higher customer acquisition cost) in order to maintain our volume of activity consistent with past or projected levels.
If we are unable to continue to maintain or further develop our loan production business, this could materially and adversely affect our business, financial condition, results of operations, and prospects.
We have a history of operating losses, have not been able to maintain profitability achieved in 2020 and early 2021 and may not achieve and maintain profitability in the future.
We were formed in 2014, commenced operation in April 2015, and have experienced net losses and negative cash flows from operations for the majority of our operating history. The year ended December 31, 2020 was the only year that we have achieved an annual operating profit, but that year was followed with a net loss of $301.1 million for the year ended December 31, 2021 and a net loss of $888.8 million for the year ended December 31, 2022, as well as a net loss of $536.4 million for the year ended December 31, 2023. While our goal remains to pursue profitable growth over the long term, we have not maintained and may not maintain profitability over any sustained period of time. Our financial performance has in recent periods deteriorated as a result of numerous factors, including:
•persistent elevated interest rates, which have the effect of reducing industry mortgage origination volume, increasing competition for customers, and reducing revenue;
•continued investments in our business (including investments to expand our product offerings);
•reputational damage associated with negative media coverage following a series of workforce reductions that began in December 2021 and litigation, including litigation with a former employee described elsewhere in this Annual Report (which we believe has contributed to lower Funded Loan Volume); and
•outsized costs relative to our Funded Loan Volume and revenue resulting from changes in the macroeconomic environment and our business (as described elsewhere in this Annual Report), including sales and operations compensation expense to support higher Purchase Loan Volumes, severance costs associated with the workforce reductions described above, expenses associated with non-mortgage business lines including Better Real Estate, legal and professional service expenses associated with our litigation, and technology and product development expenses resulting from continued investment in our platform.
Although our current business focus is on restoring profitable operations, certain of our costs and expenses may continue to remain elevated in future periods, which could materially and adversely affect our future operating results if our revenue does not increase. We may also face increased regulatory compliance costs associated with growth and the expansion of our customer base. Our efforts to grow our business and offer new products have been and may continue to be more costly than we expect, we may not be able to increase our revenue enough to offset our increased operating expenses and the investments we need to make in our business, and new products may not succeed. We may continue to incur significant losses in the future for several reasons, including as a result of the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other presently unknown events or risks. If we continue to be unable to achieve and maintain consistent profitability, this would materially and adversely affect the value of our business and Common Stock.
Our prior growth has slowed significantly and we have incurred significant declines in revenue and incurred significant net losses. Our period of rapid growth and subsequent losses makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. We may not be able to grow our revenues or regain profitability in the future.
We believe our prior growth rates were partially driven by interest rates being at historic lows and the increased use of online services, both as a result of the COVID-19 pandemic. Although our goal remains to pursue profitable growth over the long term, we do not believe that the revenue growth rate and profitability we experienced in 2020 and the first half of 2021 are representative of expected future growth rates and profitability. For the years ended December 31, 2023 and 2022, we incurred a net loss of $536.4 million and $877.1 million with revenue of $76.8 million and $378 million, respectively (including Better Cash Offer revenue of $304 thousand and $228.7 million), a year-over-year revenue decrease of 80%. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance” and “—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—We have a history of operating losses, have not been able to maintain profitability achieved in 2020 and early 2021 and may not achieve and maintain profitability in the future.”
Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future financial performance. Furthermore, we have a limited operating history, and we have encountered and will continue to encounter risks, uncertainties, expenses, and difficulties, including navigating the complex and evolving regulatory and competitive environments, increasing our number of customers, and increasing our volume of loan origination. If we fail to achieve the necessary level of efficiency in our organization as it evolves, or if we are not able to accurately forecast future financial performance, our business will be harmed. Moreover, if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or we are unable to maintain consistent revenue or revenue growth, it may be difficult to achieve or maintain profitability and the market price of our Common Stock may be volatile and materially and adversely affected.

Our business depends, in part, on the success of our relationships with third-party vendors and the success of our strategic relationships in allowing us to attract potential customers for and to deliver our products, and our ability to grow our business depends on our ability to continue these relationships.
We are dependent upon certain third-party software platforms, including to close loans and for capital markets analytics. Failure of these or any other technology providers to maintain, support, or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technology, could materially and adversely impact our relationship with our customers, damage our reputation and brand, and harm our business and operating results. We also have significant vendors and commercial partners that, among other things, provide us with financial, technology, insurance, and other services to support our business. If our current technology providers and vendors were to stop providing services to us on acceptable terms or at all, or if our commercial partners were to terminate their relationships with us, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all. We may incur significant costs to resolve any such disruptions in services or the loss of commercial partnerships and this could materially and adversely affect our business, financial condition, and results of operations.
We depend on a number of strategic relationships to allow us to attract additional customers to our products. For example, through a number of strategic relationships, we purchase leads or otherwise advertise (e.g., on the provider’s website and/or via e-mail), on a non-exclusive basis, to consumers who may view the content and/or be customers of the lead or advertising platform providers. In addition, we rely on third-party sources and sub-servicing arrangements, including credit bureaus, for credit, identification, employment, and other relevant information in order to review borrowers. Furthermore, we maintain an integrated relationship with Ally, in which our subsidiary, Better Mortgage Corporation, powers the end-to-end home finance experience through a co-branded customer experience for loans that close in Ally’s name and are funded by Ally. We also separately purchase certain of the loans originated through the Ally relationship prior to selling them in the secondary market. Through this relationship, we generate a fixed fee per loan for our production services, purchase certain loans after they are originated, and generate additional revenue by selling such loans to our loan purchaser network. When the loans are sold to our loan purchaser network, Ally receives a portion of the execution proceeds, with the total amount we pay Ally for the loans (including the initial purchase price and portion of the execution proceeds) not exceeding the loans’ fair market value. Our agreements with Ally are non-exclusive and do not prohibit Ally from working with our competitors or from offering competing services. We could have disagreements or disputes with Ally, which could negatively impact or threaten our relationship and that, in turn, would materially and adversely affect our business, financial condition, results of operations, and prospects. In addition, Ally could elect to discontinue use of our services for any reason, including as a result of a merger or acquisition or Ally electing to in-source home loan production, and that would materially and adversely affect our business, financial condition, results of operations, and prospects.
If we are unsuccessful in establishing or maintaining our relationships with strategic partners and affiliates and identifying new strategic partners and establishing relationships with them in a timely and cost-effective manner, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may be materially and adversely affected. There can be no assurance that we will be successful in the implementation of these relationships and implementation or, if necessary, termination could require substantial time and attention from our management team. Additionally, we cannot assure you that we will be able to successfully replace a terminated relationship with a new partner. In addition, in some cases, our strategic partners may compete with certain parts or all of our business. Negative publicity about Better Home & Finance, such as the negative media coverage surrounding our workforce reductions, could cause our current commercial partners (such as Ally) or potential commercial partners to reassess their relationship with us and determine to not renew their arrangements with us or to not pursue new relationships with us. In 2022, such negative publicity and reputational concerns led a commercial partner to terminate its relationship and not to proceed with a pilot program. For more information, see “—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—Vishal Garg, our CEO, exposes us to particular risks and uncertainties regarding his control over our operations, both directly as our CEO and our largest stockholder, as well as through our commercial relationships with his various affiliates, which could materially and adversely affect our business, financial condition, results of operations, and prospects.”
We are also subject to regulatory risk associated with all of the above relationships, including changes in law or interpretations of law that could result in increased scrutiny of these relationships, require restructuring of these relationships, and/or diminish the value of these relationships. For a discussion of regulatory risks associated with partner and affiliate relationships, see “—Risks Related to Our Regulatory Environment—Federal and state laws regulate our strategic relationships with third parties and affiliates; a determination that we have failed to comply with such laws could require restructuring of the relationships, result in material financial liabilities and exposure to regulatory enforcement and litigation risk, and/or diminish the value of these relationships.”

We depend on our ability to sell loans and MSRs in the secondary market to a limited number of loan purchasers and to the GSEs and other secondary market participants for each relevant product. If our ability to sell loans and MSRs is impaired, our ability to produce loans and related MSRs would be materially and adversely affected.
Our business depends on our ability to sell our loan production. The gain recognized from sales of our loan production in the secondary market represents the bulk of our revenues and net earnings. Our ability to sell and the prices we receive for our loans vary from time to time and may be materially adversely affected by several factors, including, without limitation: (i) an increase in the number of similar loans available for sale; (ii) conditions in the loan securitization market or in the secondary market for loans in general or for our loans in particular, which could make our loans less desirable to potential purchasers; (iii) defaults under loans in general; (iv) loan-level pricing adjustments imposed by Fannie Mae and Freddie Mac, including adjustments for the purchase of loans in forbearance or refinancing loans; (v) the types and volume of loans being originated or sold by us; (vi) the level and volatility of interest rates; and (vii) unease in the banking industry caused by, among other things, recent bank failures. An inability to sell or a decrease in the prices paid to us upon sale of our loans and MSRs would be detrimental to our business, as we are dependent on the cash generated from such sales to fund our future loan production and repay borrowings under our warehouse lines of credit. If we lack liquidity to continue to fund future loans, our revenues on new loan productions would be materially and adversely affected, which in turn would materially and adversely affect our potential to again achieve profitability. The severity of the impact would be most significant to the extent we were unable to sell conforming home loans to the GSEs or sell MSRs to private purchasers.
The vast majority of the loans we produce are sold servicing released (with associated MSRs). During periods of market dislocation, we may choose to retain MSRs and enter into sub-servicing arrangements with third parties to perform the servicing on our behalf. The value of our MSRs is based on numerous factors including: (i) the present value of estimated future net servicing cash flows; (ii) prepayment speeds; (iii) delinquency rates; and (iv) interest rates. The models we use to value our MSRs for sale or otherwise are complex and use asset-specific collateral data to estimate prepayment rates, future servicing costs and other factors and market inputs for interest and discount rates. The value we attribute to our MSRs is highly dependent on our models and therefore the assumptions incorporated into our models, and we cannot provide any assurance as to the accuracy of our models and their ability to predict the value of our MSRs on sale or other realization.
Substantially all of our loan production and related MSRs are sold to a limited number of purchasers in the secondary market, principally the GSEs. The remainder of our loan production and MSRs are generally sold to a limited number of private purchasers. We must meet the GSEs’ and private purchasers’ financial eligibility requirements to remain a seller in good standing. On March 12, 2023, Fannie Mae notified us that we had failed to meet their additional financial requirements due to our decline in profitability and material decline in net worth. The material decline in net worth and decline in profitability permit Fannie Mae to declare a breach of our contract with them. Fannie Mae may permit a seller/servicer to take on credit recourse obligations, provided the seller/servicer meets certain requirements. Fannie Mae permitted the Company, based upon an assessment of our financial strength, to enter into a Pledge and Security Agreement on July 24, 2023, pursuant to which the Company posted $5.0 million that is invested in a designated money market fund and will be held through termination. Each quarterly period after December 31, 2023, the required cash collateral will be calculated based on an amount equal to the greater of: (i) Fannie Mae’s origination representation and warranty exposure to the Company, multiplied by the average repurchase success rate for Fannie Mae single-family responsible parties or (ii) $5.0 million. Following certain forbearance agreements from Fannie Mae regarding additional financial requirements, we remain in compliance with these additional financial requirements as of the date hereof. Fannie Mae and other regulators and GSEs are not required to grant any such forbearance, amendment, extension, or waiver and may determine not to do so in the future. If we were to fail to meet such requirements, the performance of our loans and MSRs were to materially vary from industry averages in a negative way, or we lose one or more of our purchasers, our ability to sell our loans and MSRs in the secondary market may be impaired, which would materially and adversely affect our results. For further discussion, see “—Risks Related to Our Market, Industry, and General Economic Conditions—Our business is highly dependent on Fannie Mae and Freddie Mac and certain other U.S. government agencies, and any changes in these entities or their current roles could have a material adverse effect on our business.”
There may be delays in our ability to sell future loans and MSRs that we produce, or there may be a market shift that causes purchasers of our non-GSE loans to reduce their demand for such products. These market shifts can be caused by factors outside of our control: for example, the market shift in response to the COVID-19 pandemic that reduced loan purchaser appetite for non-GSE loans. To the extent similar market shifts occur in the future, we could be required to reduce our loan production volume. Delays in the sale of loans and MSRs also increase our exposure to market risks, which could materially and adversely affect our potential to again achieve profitability on sales of loans and MSRs. Any such delays or failure to sell loans and MSRs could materially and adversely affect our business.

We have been and may in the future be required to repurchase or substitute loans or MSRs that we have sold or indemnify purchasers of our loans or MSRs if we breach representations and warranties.
When we sell a mortgage loan or an MSR to a purchaser, we make certain representations and warranties. If a mortgage loan or MSR does not comply with the representations and warranties, we could be required to repurchase the loan or MSR, and/or indemnify secondary market purchasers for losses. If this occurs, we may have to bear any associated losses directly. While our contracts vary, they generally contain provisions that require us to indemnify these parties, or repurchase these mortgage loans, if:
•our representations and warranties concerning mortgage loan quality and mortgage loan characteristics are inaccurate or are otherwise breached and not remedied within any applicable cure period (usually 90 days or less) after we receive notice of the breach;
•we fail to secure adequate mortgage insurance within a certain period after closing of the applicable mortgage loan;
•a mortgage insurance provider denies coverage;
•the borrower defaults on the loan payments within a contractually defined period (early payment default);
•the borrower prepays the mortgage loan within a contractually defined period (early payoff); or
•the mortgage loan fails to comply with applicable underwriting or regulatory requirements, including those of investors or insurers, or at the federal, state, or local government level.
During times of market disruption or changes in interest rates, our counterparties that purchase mortgage loans may be particularly aware of the conditions under which mortgage loan originators or sellers must indemnify them against losses related to purchased mortgage loans, or repurchase those mortgage loans. This may lead them to seek to enforce such rights, including requiring us to repurchase such loans.
Repurchased loans, which are typically in arrears or default, generally can only be resold at a steep discount to their repurchase price and the amount of the unpaid balance, if at all. The loan repurchase reserve represents our estimate of the total losses expected to occur and, while we consider such reserve to be adequate, we cannot assure you that it will be sufficient to meet repurchase obligations in the future.
If we are required to repurchase loans or indemnify our loan purchasers, we may not be able to recover amounts from third parties from whom we could seek indemnification due to financial difficulties or otherwise. As a result, we are exposed to counterparty risk in the event of non-performance by our borrowers or other counterparties to our various contracts, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, which could result in substantial losses for which we may not have insurance coverage.
We rely on our own models and market information to manage risk and to make business decisions. Our business could be materially and adversely affected if those models fail to produce reliable and/or valid results or such market information is out of date or unreliable.
We make significant use of business and financial models that we have developed in connection with our proprietary technology to measure and monitor our risk exposures, evaluate risk profiles associated with loans, and to manage our business. For example, we use models to measure and monitor our exposures to interest rate, credit, and other market risks and to forecast credit losses. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions, pricing, and products. Our models could produce unreliable results for a number of reasons, including the limitations of historical data to predict results due to unprecedented events or circumstances, such as the COVID-19 pandemic, invalid or incorrect assumptions underlying the models or the associated data, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products, or events outside of the model’s intended use. In particular, models are less dependable when the actual economic, social, or political environment is different than the historical experience, and the models we utilize may fail to accurately assess the impact of, or predict outcomes related to changed circumstances. Additionally, as our business scales and we collect and analyze new customer profile data, there may be a lag between such data and the impact to our models, which could provide unreliable results.
We also depend upon our models in producing and selling our loan production and in connection with our hedging program. If our loan production does not meet loan purchasers’ standards, we would be required to repurchase loans or indemnify our loan purchasers and we may not be able to recover such amounts from third parties. For more information, see “—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—We have been and may in the future be required to repurchase or substitute loans or MSRs that we have sold or indemnify purchasers of our loans or MSRs if we breach representations and warranties.”
Changes in the housing, credit, and capital markets have required frequent adjustments to our models and the application of greater management judgment in the interpretation and adjustment of the results produced by our models. This application of greater management judgment reflects the need to consider updated information while continuing to maintain systematized and controlled processes for model updates, including development, testing, independent validation, and implementation. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions. If we are unable to continue to update and iterate on our internal models, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
We drive traffic to our website through advertising on financial services websites, search engines, social media platforms and other online sources, and if we fail to appear prominently in the search results or fail to drive traffic through other forms of marketing, our traffic would decline and we may have to spend more to drive traffic and improve our search results, any of which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Our success depends on our ability to attract potential consumers to our website and convert them into customers in a cost-effective manner. We depend, in large part, on performance marketing leads (e.g., pay-per-click) that we purchase from financial services websites as well as search engine results, social media platforms and other online sources for traffic to our website. In particular, we have historically focused our sales and marketing and advertising spend on purchasing leads from lead aggregators on financial services websites. We also have relationships where we advertise our products and services to consumers in our partners’ networks, generally offering incentives or discounts to such consumers. We expect to continue to devote significant resources to acquire customers, including advertising to our partners’ significant consumer networks, and offering discounts and incentives to consumers. To the extent that our traditional approach to customer acquisitions is not successful in achieving the levels of transaction volume that we seek, including in particular in an environment of rising interest rates or constrained housing capacity, we may be required to devote additional financial resources and personnel to our sales and marketing and advertising efforts and to increase discounts to consumers, which would increase the cost base for our services.
We face several challenges to our ability to maintain and increase the number of visitors directed to our website. Our competitors may increase their online marketing efforts and outbid us for placement on various financial services lead aggregator websites or for search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, internet search engines could revise their methodologies in a way that would adversely affect the prominence of our search results rankings. If internet search engines modify their search algorithms in ways that are detrimental to us, if financial services sites increase their prices or refuse to include our product offerings in their product-offering comparison tools, or if our competitors’ marketing or promotional efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline. In addition, although we have expanded our direct-to-consumer, or D2C, acquisition channels, including direct mail and identification of applicants from real estate agents, there can be no assurance that these efforts will succeed. Also, there can be no assurance that any increased marketing and advertising spend allocated to either of our customer acquisition channels in order to maintain and increase the number of visitors directed to our website will be effective. Any reduction in the number of visitors directed to our platform through internet search engines, financial services sites, social networking sites or any new strategies we employ could materially and adversely affect our business, financial condition, results of operations, and prospects.
Regulatory changes may also require search engines, social media platforms and other online sources to adjust their outreach techniques and algorithms, which may negatively impact the effectiveness of these platforms. For instance, on March 28, 2019, HUD announced charges of discrimination against Facebook, Inc., or Facebook, indicating that HUD had reasonable cause to believe that Facebook engaged in discriminatory housing practices in connection with the manner in which it distributed advertisements to users. Such actions could reduce the effectiveness of marketing strategies reliant on these tools and platforms. Additionally, in the event the CFPB takes a more stringent and aggressive interpretation of laws governing our interaction with lead aggregators, including the RESPA, it could result in a material reduction in the availability of leads from such sources, increased costs, and increased regulatory risk.

We may be subject to liability in connection with loans we deliver to Ally Bank or other third parties, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
In addition to producing loans in our own name and with our own funds, we also have taken and continue to take mortgage loan applications and deliver them to a third-party lender that sourced the applicants; initially, we conducted such activity on a private-label basis, but we recently transitioned to a co-branded mortgage broker model. We perform fulfillment services for these loans, and also purchase certain of the loans from the lender after the lender has closed and funded the loans. We expect to seek to enter into similar arrangements with additional lenders in the future. When we act as an outsourced loan producer, we deliver mortgage applications subject to a pre-existing contractual arrangement with the other lender. If, in delivering those mortgage loan applications, we provide insufficient application information, provide the applicant non-compliant federal or state disclosures, do not meet applicable registration, licensing, or other applicable federal or state law requirements, or otherwise fail to comply with our agreements with the applicants or the lender, or if we are deemed to be the “true lender” of the loans based on our involvement in the origination and fulfillment of the loans and our secondary market purchase of certain of the loans, we can be held financially responsible for such issues and be subject to potential regulatory enforcement risk or litigation. In addition, we may incur liability from the lender or be subject to regulatory enforcement risk in the event that the ultimate borrower engaged in mortgage fraud, or the mortgage loan borrowers fail to perform on their loans. Further, recent negative press as described elsewhere in this Annual Report may make it more difficult to enter into new arrangements with additional lenders.
We are, and may in the future be, subject to litigation and regulatory enforcement matters from time to time. If the outcomes of these matters are adverse to us, it could materially and adversely affect our business, revenues, financial condition, results of operations, and prospects.
We are subject to various litigation and regulatory enforcement matters from time to time, the outcome of which could materially and adversely affect our business, financial condition, results of operations, and prospects. Claims arising out of actual or alleged violations of law could be asserted against us by our customers, current and former employees, and other individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings, examinations or audits, or by other entities. As is typical in the financial services industry, we continually face risks associated with litigation or regulatory enforcement of various types arising in the normal course of our business operations, including disputes relating to our product offerings, compliance with complex consumer finance laws and regulations, employee matters, and other general commercial and corporate litigation. We operate in an industry that is highly sensitive to consumer protection, and we are subject to numerous local, state, and federal laws that are continuously changing. Remediation for non-compliance with these laws can be costly and significant fines may be incurred.
In 2022 and 2023, prior to the Business Combination, Pre-Business Combination Better and Aurora received voluntary requests for documents and subpoenas from the Division of Enforcement of the SEC, indicating that the SEC was conducting an investigation relating to Pre-Business Combination Better and Aurora to determine if violations of the federal securities laws had occurred. The SEC asked Pre-Business Combination Better and Aurora to provide it with certain information and documents related to, among other things, certain aspects of Better’s business and operations, certain matters relating to certain actions and circumstances of our CEO and his other business activities, related party transactions, public statements made about Tinman, the Company’s financial condition, and allegations made in litigation filed by Sarah Pierce, Better’s former Head of Sales and Operations, and also sought interviews and testimony from various personnel, including senior leadership of Pre-Business Combination Better and Aurora. After the requested information was provided, the SEC subsequently informed Pre-Business Combination Better and Aurora that the SEC had concluded the investigation and did not intend to recommend an enforcement action against Pre-Business Combination Better and Aurora; however, there can be no assurances that we will not be subject to other government or regulatory proceedings in the future.
In addition, from time to time, we are subject to civil claims or investigations asserting that some employees are improperly classified under applicable law. For example, we are currently party to pending legal claims and proceedings regarding an employee related labor dispute brought forth during the third quarter of 2020. The disputes allege that the Company has failed to pay certain employees for overtime and is in violation of the Fair Labor Standards Act and labor laws in the State of California and the State of Florida. The majority of such legal claims and proceedings are in the early stages and, to the extent applicable, have not yet reached the class certification stage and as such the ultimate outcomes cannot be predicted with certainty due to inherent uncertainties in the legal claims and proceedings. As part of the disputes, the Company included an estimated liability of $8.4 million as of both December 31, 2023 and 2022 on the consolidated balance sheets. During the first quarter of 2023, the Company settled its employee related labor dispute in the State of Florida for an immaterial amount. A determination in, or settlement of, any lawsuit or other legal proceeding relating to classification of our employees could materially and adversely affect our business, financial condition, results of operations, and prospects. For more information, see “—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—Our CEO is involved in litigation that could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.”
We have identified three ongoing material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may result in material misstatements of our financial statements.
We have identified material weaknesses in our respective internal control over financial reporting as of December 31, 2023, 2022 and 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The first material weakness was identified during late December 2021 when management, at the direction of the board of directors of Pre-Business Combination Better (the “Pre-Business Combination Better Board”), engaged an external law firm to assist the Pre-Business Combination Better Board in performing a cultural review to conduct an independent review of Better’s culture. Based on the findings of the cultural review, certain actions taken by our CEO failed to set a tone at the top that supported a strong culture of internal controls. There were enhancements that were needed to the channels by which ethics and compliance concerns could be reported, and, at the time this material weakness was initially identified, the organizational structure lacked specific leadership positions to support the achievement of objectives including an experienced President and an independent Chairman of the Pre-Business Combination Better Board. Accordingly, Pre-Business Combination Better concluded that it had not maintained an effective control environment, based on the criteria established by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO 2013 Framework”), which requires Better to demonstrate a commitment to integrity and ethical values, and for management to establish structures, reporting lines, and appropriate authorities and responsibilities. The findings of the cultural review demonstrated ineffective internal controls that could have a direct or indirect effect on the integrity of Better’s financial reporting, which resulted in a material weakness in Better’s internal controls over financial reporting. This material weakness remained as of December 31, 2023. We are not aware of any misstatement (material or otherwise) of our annual or interim consolidated financial statements that has resulted from this material weakness.
The second material weakness was identified in connection with the audit of Pre-Business Combination Better’s fiscal year ended December 31, 2022. Pre-Business Combination Better identified deficiencies in the design, implementation, and operating effectiveness of internal controls over financial reporting that were and are pervasive across Better. These errors and deficiencies were caused by the limited number of accounting personnel with relevant experience and sufficient capacity throughout the year to verify that control activities were appropriately designed, implemented and operating effectively. Pre-Business Combination Better concluded that it did not maintain an effective control environment nor did it implement proper control activities based on the criteria established in the COSO 2013 Framework. Pre-Business Combination Better determined that such control deficiencies constitute a material weakness in internal control over financial reporting in the aggregate as of December 31, 2022. This material weakness remained as of December 31, 2023.
The third material weakness was identified in connection with the audit of Pre-Business Combination Better’s fiscal year ended December 31, 2022. Pre-Business Combination Better identified a material error in its 409A valuation and certain corresponding complex securities. Pre-Business Combination Better used a discounted cash flow model as one aspect of deriving its 409A valuation, which provides the basis for valuing certain complex securities included on its balance sheet. In connection with the preparation of its financial statements for the year ended December 31, 2022, Pre-Business Combination Better discovered an error related to an inappropriate input into the discounted cash flow model used to value the bifurcated derivative associated with the subordinated 0% bridge promissory notes that converted into or were exchanged for Class A Common Stock and Class C Common Stock (the “Pre-Closing Bridge Notes”) and the commitment to fund the subordinated unsecured 1% convertible note (the “Convertible Note”).
The input erroneously included the bifurcated derivative in the forecasted balance sheets that were used in the discounted cash flow model. If this error had not been discovered, it would have resulted in an overstatement of Pre-Business Combination Better’s 409A valuation and an understatement of the bifurcated derivative as of December 31, 2022. However, because Pre-Business Combination Better discovered and corrected this error before the issuance of its financial statements for the year ended December 31, 2022, the error was corrected and recorded in such financial statements. There was no such error identified in the 2021 discounted cash flow model used in its’s 409A valuation. This corrected error was caused by the limited number of accounting personnel with relevant experience and sufficient capacity to verify that control activities with respect to the work of the valuation specialist were appropriately designed, implemented and operating effectively to ensure proper valuation of certain complex financial instruments. This material weakness remained as of December 31, 2023.
If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the Common Stock could be adversely affected and Better Home & Finance could become subject to litigation, investigations, and other adverse actions by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources. For the measures we have taken and plan to take to remediate the identified material weakness and further evolving our accounting processes, see Part II, Item 9A (Controls and Procedures).
Better Cover, our property and casualty insurance agency, exposes us to additional risks and regulatory oversight that could materially and adversely affect our business, financial condition, results of operations, and prospects.
As a homeowner insurance agency, Better Cover solicits, sells, and binds hazard insurance policies written by third party insurance companies. Better Cover is generally regulated by the department of insurance in each state in which Better Cover does business. Better Cover and/or our designated employees must obtain and maintain licenses from these state regulatory authorities to act as agents or producers. Applicable regulations and licensing laws vary by state, are often complex, and are subject to amendment or reinterpretation by state regulatory authorities, who are vested with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses. The possibility exists that we or our employees could be excluded or temporarily suspended from carrying on some or all of our activities in, or otherwise subjected to penalties by, a particular state. Moreover, state prohibitions on unfair methods of competition and unfair or deceptive acts and practices may apply to the business of insurance, and noncompliance with any such state statute may subject Better Cover to regulatory action by the relevant state insurance regulator and, in certain states, private litigation. Additionally, Better Cover is subject to certain federal laws, such as the Fair Housing Act and RESPA. State and federal regulatory requirements could adversely affect or inhibit our ability to achieve some or all of our business objectives.
Better Cover’s principal sources of revenue are commissions paid by insurance companies. Commission revenues generally represent a percentage of the premium paid by an insured and are affected by fluctuations in both premium rate levels charged by insurance companies and the insureds’ underlying “insurable exposure units,” which are units that insurance companies use to measure or express insurance exposed to risk (such as property values) to determine what premium to charge the insured. Insurance companies establish these premium rates based upon many factors, including loss experience, risk profile and reinsurance rates paid by such insurance companies, none of which we control.
The volume of business from new and existing customers, fluctuations in insurable exposure units, changes in premium rate levels, changes in general economic and competitive conditions, a health pandemic and the occurrence of catastrophic weather events all affect Better Cover’s revenues. For example, level rates of inflation or a general decline in economic activity could limit increases in the values of insurable exposure units. Conversely, increasing costs of litigation settlements and awards could cause some customers to seek higher levels of insurance coverage.
Better Settlement Services’ position as an agent utilizing third-party vendors for issuing a significant amount of title insurance policies could result in title claims directed at Better, which in turn could materially and adversely affect our business, financial condition, results of operations, and prospects.
In its position as a licensed title agent, Better Settlement Services performs the title search and examination function or may purchase a search product from a third-party vendor. In some cases, a third-party vendor will act as the agent and be responsible for the search, examination, and escrow in conjunction with Better Settlement Services. In either case, Better Settlement Services is responsible for ensuring that the search and examination is completed. Better Settlement Services’ relationship with each title insurance company is governed by an agency agreement defining how Better Settlement Services issues a title insurance policy on behalf of the insurance company. The agency agreement also sets forth Better Settlement Services’ liability to the insurance company for policy losses attributable to Better Settlement Services’ errors. Periodic audits by Better Settlement Services’ partner insurance companies are also conducted.
Despite Better Settlement Services’ efforts to monitor third-party vendors with which Better Settlement Services transacts business, there is no guarantee that these vendors will comply with their contractual obligations. Furthermore, Better Settlement Services cannot be certain that, due to changes in the regulatory environment and litigation trends, Better

Settlement Services will not be held liable for errors and omissions by these vendors. Accordingly, Better Settlement Services’ use of third-party vendors could materially and adversely impact the frequency and severity of title claims.
Our compliance and risk management policies, procedures and techniques may not be sufficient to identify all of the financial, legal, regulatory, and other risks to which we are exposed, and failure to identify and address such risks could result in substantial losses and material disruption to our business operations.
The bulk of our revenues are generated from the recognition of gain on sale from our loan production sold into the secondary market, which involves financial risk. If we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as, through our compliance management system (“CMS”), operational, legal, and regulatory risks related to our business, assets, and liabilities, we could incur substantial losses and our business operations could be materially disrupted. We are also subject to repurchase liabilities for loans sold into the secondary market to the extent the loans are non-compliant, which require us to remediate the loans once repurchased and incur additional costs through remediation. These repurchase liabilities can create more risk on our balance sheet and increase our exposure to losses.
We also are subject to various laws, regulations, and rules that are not industry-specific, including employment laws, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified or identify additional risks to which we may become subject in the future. Development of our business operations may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase.
Vishal Garg, our CEO, exposes us to particular risks and uncertainties regarding his control over our operations, both directly as our CEO and our largest stockholder, as well as through our commercial relationships with his various affiliates, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Vishal Garg, our CEO, maintains a position of significant influence over our governance and operations in his capacity as our CEO and our largest stockholder, as well as through various affiliates that provide services and technology to Better Home & Finance.
Negative media coverage and dissatisfaction of certain management and team members of Better, including as a result of the handling of the workforce reductions, Mr. Garg’s leadership style and continuing leadership at the company, has negatively affected Better Home & Finance’s management and leadership, has resulted in increased attrition among our remaining workforce and senior leadership, has detrimentally affected our productivity and financial results and has disrupted certain third party relationships. This negative media coverage and/or the perception of reputational risk may have also made it and may in the future make it more difficult to enter into new arrangements with additional lenders or customers.
For more information, see “—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—Our CEO is involved in litigation that could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.”
In addition, Better Home & Finance receives services from certain affiliates of Mr. Garg, including:
•TheNumber, LLC (“TheNumber”), which is controlled and partially owned by Mr. Garg and was co-founded by Mr. Garg along with Nicholas Calamari, our Chief Administrative Officer and Senior Counsel, amongst others, provides data inputs and analytics on which our platform relies. TheNumber also provides lead generation and risk analysis services. The services provided by TheNumber are not integral to Better Home & Finance’s technology platform and amounts incurred are not material to Better Home & Finance. Services rendered to Better Home & Finance by TheNumber were extended through 2022 and into 2023 in connection with entry into a development agreement for the further integration of its technology and services into our mortgage origination platform, which also clarified the scope of work between TheNumber and Better Home & Finance. The further integration of these services increases our dependency on TheNumber. If we were unable to negotiate future agreements with TheNumber on acceptable terms or if TheNumber were to cease to provide services to us, then, although we believe we would be able to replace these services on acceptable terms using other providers, until such time as we were able to replace the services on acceptable terms, this could materially and adversely affect our business, financial condition, results of operations, and prospects.

•Notable Finance, LLC (“Notable”), which is controlled by and partially owned by Mr. Garg and other senior leadership of Better Home & Finance, including Nicholas Calamari, our Chief Administrative Officer and Senior Counsel, administers the Better Home Improvement Line of Credit, a closed-end, unsecured line of credit issued on a debit card to be used for home-related spending. Given its technology and portfolio of consumer lending licenses, Better Home & Finance determined Notable was well positioned to administer this program, notwithstanding its affiliation with our CEO. The services provided by Notable are not integral to Better Home & Finance’s technology platform and amounts incurred are not material to Better Home & Finance. On October 15, 2021, Better Home & Finance entered into a private label consumer lending program agreement (the “2021 Notable Program Agreement”) with Notable. On January 14, 2022, Better Trust I, a subsidiary of Better Home & Finance, entered into a master loan purchase agreement (the “Notable MLPA”), side letter to the Notable MLPA, and servicing agreement with Notable. Under the terms of the Notable MLPA, Better purchases from Notable up to $20.0 million of unsecured home improvement loans underwritten and originated by Notable for Better Home & Finance’s customers. On September 12, 2022, the 2021 Notable Program Agreement was amended and replaced (the “2022 Notable Program Agreement”) to provide for a structure in which Notable originates, funds, and services the loans and Better Home & Finance pays Notable for each Home Improvement Line of Credit loan funded. Under the 2022 Notable Program Agreement, Better Home & Finance also markets the Better Home Improvement Line of Credit to customers through special offers and rewards for customers. Under the terms of the 2022 Notable Program Agreement, Better Home & Finance pays Notable an administrative fee per each Home Improvement Line of Credit loan originated. If we are unable to negotiate subsequent agreements with Notable to provide continuing support for this program on acceptable terms, then, until such time as we were able to replace the services on acceptable terms, it could negatively impact our growth prospects and profitability and may interrupt our ability to offer this product.
•Various members of our management team and legal department previously had, presently have, and may in the future have additional, ownership interests in, employment by and contractual obligations to other entities affiliated with 1/0 Capital, Mr. Garg’s investment management firm, and Mr. Garg. For example, Nicholas Calamari, our Chief Administrative Officer and Senior Counsel, maintains an ownership stake in 1/0 Capital, as well as a direct ownership interest in Notable and TheNumber, and until 2022 was employed by 1/0 Capital. Such interests could divert the attention of our management from our business or create conflicts of interests, including litigation or investigations that could materially and adversely affect the reputation and perception among our consumers or potential team members of Mr. Garg or our management team, which could in turn materially and adversely affect our business, financial condition and results of operations.
For more information, see “Note 14, Related Party Transactions,” to our consolidated financial statements included in this Annual Report.
Further, Mr. Garg controls Common Stock that, as of March 13, 2024, entitled him to approximately 18% of the voting power of our outstanding Common Stock, and he is our largest stockholder. This significant minority interest in Common Stock will increase over time as other Better stockholders that received shares of our Class B Common Stock in the Business Combination, which carries three votes per share, sell shares into the market as Class A Common Stock, which carries only one vote per share. Assuming that all Better stockholders, other than Mr. Garg, convert their shares of Class B Common Stock into Class A Common Stock, we expect that Mr. Garg would have approximately 34.9% of the voting power of Common Stock. Given our current corporate governance structure, Mr. Garg has significant influence over our directors and leadership on an ongoing basis, notwithstanding unfavorable media coverage, challenging business conditions, potential conflicts with other affiliated entities, distraction from other pursuits, and personal litigation described below and elsewhere in this Annual Report. This continued relationship exposes us to particular risks and uncertainties regarding Mr. Garg’s control over our operations, both directly, as a stockholder and through various affiliates, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Our CEO is involved in litigation that could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.
Mr. Garg is or has been involved in litigation related to prior business activities that includes at least one allegation about Better. In one action, the plaintiff alleged, among other things, that our CEO breached his fiduciary duties to another company he co-founded prior to Better, misappropriated intellectual property and trade secrets, converted corporate funds, and failed to file corporate tax returns. Mr. Garg’s motion for partial summary judgment in that action was granted on April 13, 2023, resulting in the dismissal of certain breach of fiduciary duty claims, among others, including claims that he misappropriated intellectual property and trade secrets for use in his other companies. That dismissal is being appealed, and there is no assurance that the decision to dismiss these claims will be upheld. In another action, plaintiff-investors in a prior business venture alleged that they did not receive required accounting documentation, that our CEO misappropriated funds that should have been distributed to the plaintiff-investors, and that such funds could have been invested in Better. These litigations could divert Mr. Garg’s attention from our business regardless of the outcome of such litigations.
In addition, following her separation from the Company in February 2022, on June 7, 2022, Sarah Pierce, Better’s former Head of Sales and Operations, filed litigation against Better, Mr. Garg, and Nicholas Calamari, our Chief Administrative Officer and Senior Counsel, in the United States District Court for the Southern District of New York, and on December 8, 2022, Ms. Pierce amended her complaint. The operative complaint, includes allegations of whistleblower retaliation related to, among other things, the December 2021 workforce reduction, and alleged violations of the securities laws related to statements made by our CEO regarding the Company’s financial prospects and performance, includes the following causes of action: (i) violation of New York Labor Law §740 against the Company; (ii) violations of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”); (iii) violation of Dodd-Frank; (iii) breach of fiduciary duty against Mr. Garg and Mr. Calamari; (iv) breach of fiduciary duty against Mr. Garg and Mr. Calamari; (v) defamation against Mr. Garg and the Company relating to comments made about Ms. Pierce’s work for the Company; (vi) defamation against the Company for statements made in the lawsuit regarding enforcement of Ms. Pierce’s loan; (viii) intentional infliction of emotional distress against Mr. Garg and Mr. Calamari; (viii) tortious interference against Mr. Garg and Mr. Calamari; and (ix) breach of contract against the Company. In addition, Ms. Pierce filed a claim with the Occupational Safety and Health Administration (“OSHA”) against Better for retaliation, which was dismissed by OSHA on August 29, 2022. On September 29, 2023, the Court dismissed the following claims: (i) her Sarbanes-Oxley claim; (ii) her Dodd-Frank claim; (iii) her breach of fiduciary duty claims; (iv) her defamation claim against the Company; (v) her claim of intentional infliction of emotional distress against Mr. Garg and Mr. Calamari; (vi) her breach of contract claim; and (vii) her tortious interference claim. Fact discovery has begun and Better and Mr. Garg intend to vigorously defend the remaining claims.
On October 11, 2022, Better filed a summary judgment action in New York state court seeking to enforce the terms of the promissory notes signed by Ms. Pierce, requiring her to pay back a certain portion of the loan and return the remainder of her unvested options under the terms of the notes. Ms. Pierce’s counsel removed the action to New York federal court, where Better re-filed its motion. On September 29, 2023, the Court granted the Company’s motion and, on January 5, 2024, entered a judgment in favor of the Company, ordering Ms. Pierce to either: (i) pay the Company $2,277,000 in unpaid principal, and $483,051.93 in unpaid interest, plus additional interest through the date of repayment, plus reasonable costs and attorney’s fees; or (i) return 220,500 unvested shares of common stock, make a payment of $1,161,270 in unpaid principal and $483,051.93 in unpaid interest, plus additional interest through the date of repayment, and reasonable costs and attorney’s fees. The Company is in the process of enforcing this judgment.
There has been and will likely continue to be publicity regarding the litigation and claims discussed above, which could negatively affect our reputation. Our involvement in any of litigation discussed above could impose a significant cost and divert resources and the attention of Mr. Garg and other members of our executive management from our business, regardless of the outcome of such litigations. Such costs, together with the outcome of the actions if resolved unfavorably, could materially and adversely affect our business, financial condition, and results of operations. Further, depending upon the outcome of these litigations, our licenses, which are necessary to conduct our business, could be materially and adversely affected.
Our CEO, in his personal capacity, has entered into a side letter with SB Northstar, pursuant to which he may be liable for realized losses or receive payments in certain circumstances from SB Northstar in connection with the Convertible Note, which could divert the resources and attention of our CEO from our business, have a negative impact on his personal financial situation, and negatively impact the trading price of our Class A Common Stock.
In connection with entry into the amendment to the SoftBank Subscription Agreement and the other amended transaction documents described elsewhere in this Annual Report, our CEO entered into a side letter with SB Northstar LP, a Cayman Islands exempted limited partnership and an affiliate of SoftBank Group Corp (“SB Northstar”) (the “Convertible Notes Side Letter”). Pursuant to the Convertible Notes Side Letter (i) our CEO agreed to use reasonable best efforts to assist SB Northstar in arranging alternative financing or syndicating its portion of the Convertible Note, (ii) our CEO agreed to indemnify SB Northstar for certain of its losses realized on the Convertible Note and (iii) SB Northstar agreed to pay over to our CEO certain gains realized on the Convertible Note, in each case of (i) through (iii), only in his personal capacity. Our CEO’s efforts and involvement in connection with the Convertible Notes Side Letter could impose a significant cost and divert resources and the attention of our CEO and other members of our executive management from our business. In addition, our CEO remains responsible, in certain circumstances, for all losses incurred by SB Northstar in respect of its Convertible Note position, which could require him to, among other things, sell a significant portion of his holdings in Common Stock, which could negatively impact the trading price of our Class A Common Stock.

Risks Related to Our Market, Industry, and General Economic Conditions
Our business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates may have a material adverse effect on our business, financial condition, results of operations, and prospects.
Interest rate fluctuations have a significant effect on our results of operations and cash flows. Our financial performance is directly affected by changes in prevailing interest rates, which may subject our financial performance to substantial volatility. We are particularly affected by the policies of the U.S. Federal Reserve, which influence interest rates and impact the size of the loan production market. In 2021, the U.S. Federal Reserve ended its quantitative easing program and started its balance sheet reduction plan. The U.S. Federal Reserve’s balance sheet consists of U.S. Treasuries and mortgage-backed securities (“MBS”) issued by Fannie Mae, Freddie Mac and Ginnie Mae. In 2022, the U.S. Federal Reserve increased significantly its primary policy rate, which has and may continue to result in increased interest rates in the future. Since origination volumes tend to increase in declining interest rate environments and decrease in increasing rate environments, mortgage originators are exposed to cyclical changes as a result of shifts in interest rates, and there has been an overall compression in the mortgage market as a result of fluctuations in interest rates. Fluctuations in interest rates significantly impact every aspect of our operations:
•Increases in interest rates beginning in April 2021 have led to a sizable reduction of the refinance market as fewer consumers are incentivized to refinance their loans. This has had a material adverse effect on revenues from our Refinance Loans as the market for these loans became more competitive. Higher interest rates have a similarly negative impact on our purchase mortgage loan business, as homeownership becomes more expensive and demand for homeownership loans fall.
•Historically, we have sold the vast majority of our loans with servicing rights released, which means that we do not retain servicing rights and the income stream associated with such MSRs. Accordingly, since loan production comprises a relatively greater share of our revenue than other home mortgage originators who retain MSRs, our revenues would be more sensitive to rising interest rates, since the value of MSRs generally increase in a rising interest rate environment and that tends to offset, in part, the decline in refinancing and purchase loan production.
•Interest rate lock commitments represent an agreement to extend credit to a customer where the interest rate is set prior to the loan funding. When loans are funded, they are classified as held for sale until they are sold. During the origination and sale process, the value of interest rate lock commitments and loans held for sale inventory rises and falls with changes in interest rates; for example, if we enter into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, the value of our interest rate lock commitment will decrease. The market value of a loan held for sale generally declines as interest rates rise, and fixed-rate loans, which make up a substantial portion of our loans, are more sensitive to changes in market interest rates than adjustable-rate loans. Such changes in the value of interest rate lock commitments and loans held for sale are recognized as a reduction in mortgage platform revenue, net, and accordingly affect our Gain on Sale Margin.
•Changes in interest rates are also a key driver of the revenue we receive from the sale of MSRs, particularly because our portfolio is composed primarily of MSRs related to high-quality loans, the values of which are highly sensitive to changes in interest rates. Historically, the value of MSRs has increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline as lower interest rates lead to increased prepayment rates. As a result, decreases in interest rates could materially and adversely affect our business, financial condition, results of operations, and prospects.
Our business and our mortgage loan origination revenues are highly dependent on macroeconomic and U.S. residential real estate market conditions, including those affecting the broader mortgage market. Deterioration of such conditions has had, and may continue to have, a negative impact on our loan origination volume, rate of growth and potential to again achieve profitability.
Our success depends largely on the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions beyond our control. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, and increased unemployment or stagnant or declining wages affect our customers’ income and thus their ability to purchase homes and willingness to make loan payments and demand for loans and refinancing transactions. Market cycles and unpredictability may impact the mix and quantity of loans and other products that our customers demand, and as a result our results of operations may be adversely impacted. National or global events, including, but not limited to, rising interest rates and volatility in financial markets, can affect all such macroeconomic conditions. Additionally, during the financial crisis of 2008-2009, for example, a decline in home prices led to an increase in delinquencies and defaults, which led to further home price declines and losses for creditors. This depressed home loan production activity and general access to credit. Post-financial crisis, the disruption in the capital markets and secondary mortgage markets also reduced liquidity and loan purchaser demand for loans and mortgage-backed securities, while yield requirements for these products have increased. Deterioration in economic conditions would reduce consumers’ disposable income, which in turn would reduce consumer spending and willingness to take our loans. Any of the foregoing, if realized, would materially and adversely affect loan origination volume, which may in turn have a material adverse effect on our business, financial condition, results of operations and prospects.
A disruption in the secondary home loan market would impact our ability to sell the loans that we produce and would have a material adverse effect on our business, financial condition, results of operations, and prospects.
Demand in the secondary market for home loans and our ability to sell the loans that we produce depends on many factors that are beyond our control, including general economic conditions, the willingness of lenders to provide funding for and purchase home loans and changes in regulatory requirements. Our inability to sell the loans that we produce in the secondary market in a timely manner and on favorable terms would materially and adversely affect our business. In particular, market fluctuations may alter the types of loans and other products that we are able to sell. If it is not possible or economical for us to continue selling the types of loans and other products that we currently sell, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
We are exposed to interest rate volatility, including from SOFR, which could result in higher-than-market interest rates and may have a material adverse effect on our business, financial condition, results of operations, and prospects.
The U.S.-dollar London Inter-bank Offered Rate (“LIBOR”), was replaced with the Secured Oversight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements for U.S. Treasury securities. In light of guidance from the Alternative Reference Rate Committee, comprised of a broad set of industry regulators and market participants, we adopted SOFR as an index for the interest rate of our variable-rate indebtedness and the interest rate on the adjustable rate loans. However, because SOFR is a broad U.S. Treasury repurchase agreement financing rate that represents overnight secured funding transactions, it differs fundamentally from U.S.-dollar LIBOR. In addition, daily changes in SOFR have, on occasion, been more volatile than daily changes in other benchmark or market rates, including LIBOR, which results from the volatility of SOFR reflecting the underlying volatility of the overnight U.S. Treasury repurchase market. The Federal Reserve Bank of New York has at times conducted operations in the overnight U.S. Treasury repurchase market in order to help maintain the federal funds rate within a target range. There can be no assurance that the Federal Reserve Bank of New York will continue to conduct such operations in the future, and the duration and extent of any such operations is inherently uncertain. The effect of any such operations, or of the cessation of such operations to the extent they are commenced, is uncertain and could be materially adverse to investors or issuers or borrowers of SOFR-linked floating debt. If we are not able to effectively manage these and other risks associated with the use of SOFR, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates, which could materially and adversely affect our earnings.
Interest rate fluctuations have a significant effect on our results of operations and cash flows. The market value of loans held for sale and interest rate lock commitments (“IRLCs”) generally change along with interest rates. Rising mortgage rates can result in falling prices for these interest-rate-sensitive assets, which negatively affect their value. We actively engage in risk management policies to mitigate these risks. We operate under hedging practices designed to mitigate the effects of any fluctuations in interest rates on our financial position related to IRLCs and loans held for sale. We hedge our IRLCs and loans held for sale with forward to-be-announced securities.
Our use of these hedge instruments exposes us to counterparty risk as they are not traded on regulated exchanges or guaranteed by an exchange or a clearinghouse and, consequently, there may not be the same level of protections with respect to margin requirements and positions and other requirements designed to protect both us and our counterparties. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory, commodity, and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements. Consequently, if a counterparty fails to perform under a derivative agreement, we could incur a significant loss.

Our derivative instruments are accounted for as free-standing derivatives and are included on our consolidated balance sheet at fair market value as either assets or liabilities. Our operating results may suffer because the losses on the derivatives we enter into may not be offset by a change in the fair value of the related hedged transaction. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. Our hedging strategies could be improperly executed or poorly designed and not have their desired effect, any of which could actually increase our risk of losses, or result in margin calls that materially and adversely affect our cash reserves, or our ability to fund additional loans or otherwise operate our business. Further, the significant and atypical volatility in the current interest rate marketplace can materially and adversely affect the effectiveness of our offsets.
Our hedging strategies also require us to provide cash margin to our hedging counterparties from time to time. Financial Industry Regulatory Authority, Inc., or FINRA, requires us to provide daily cash margin to (or receive daily cash margin from, depending on the daily value of related MBS) our hedging counterparties from time to time. The collection of daily margin between us and our hedging counterparties could, under certain market conditions, materially and adversely affect our short-term liquidity and cash-on-hand.
Our hedging activities in the future may include entering into interest rate swaps, caps and floors, options to purchase these items, purchasing or selling U.S. Treasury securities, foreign currency exchange strategies, and/or other tools and strategies. These hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategy. These hedging strategies may be less effective than our current hedging strategies in mitigating the risks described above, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Our business is highly dependent on Fannie Mae and Freddie Mac and certain other U.S. government agencies, and any changes in these entities or their current roles could have a material adverse effect on our business.
We produce loans eligible for sale to Fannie Mae and Freddie Mac, and loans eligible for government insurance or guarantee through the FHA and VA. Currently, a significant portion of the loans that we sell are purchased by Fannie Mae or Freddie Mac. For the years ended December 31, 2023 and 2022, 96% and 94%, respectively, of our Total Loans, excluding HELOC loans, conformed to GSE standards.We believe that the portion of our loans purchased by the GSEs was elevated in 2020 due to a decline in activity by private purchasers arising from market conditions at the onset of the COVID-19 pandemic, but as conditions stabilized, private purchasers improved their pricing and began purchasing a greater share of our loan volume in 2021. In 2021, we increased the share of our loans purchased by private purchasers, and maintained a higher share of loans purchased by private purchasers in 2022 and 2023 compared to 2020. Nevertheless, as a consequence of the variability and concentrated nature of our customer base in the secondary market for our loan production, the loss of one of our purchasers of our loan production would materially and adversely affect our revenue.
Since 2008, Fannie Mae and Freddie Mac have operated under the control and direction of the FHFA as their conservator. There is significant uncertainty regarding the future of the GSEs, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have, and whether they will be government agencies, government-sponsored agencies or private for-profit entities. Since they have been placed into conservatorship, many legislative and administrative proposals for GSE reform have been put forth, but have not been implemented in full.
The extent and timing of any regulatory reform regarding the GSEs and the U.S. housing finance market, as well as any effect on our business, financial condition, results of operations, and prospects, are uncertain. It is not yet possible to determine whether or when such proposals will be enacted. In addition, it is uncertain what form any final legislation or policies might take or how proposals, legislation or policies may impact our business. Our inability to make the necessary adjustments to respond to these changing market conditions or loss of our approved seller/servicer status with the GSEs would materially and adversely affect our business, financial condition, results of operations, and prospects. If those agencies cease to exist, wind down or otherwise significantly change their business operations or if we lost approvals with those agencies or our relationships with those agencies are otherwise adversely affected, we would seek alternative secondary market participants to acquire our loans at a volume sufficient to maintain our business. If such participants are not available on reasonably comparable economic terms, the above changes could have a material adverse effect on our ability to profitably sell loans we produce that are securitized through Fannie Mae and Freddie Mac.
Changes in the GSEs’, the FHA’s or the VA’s requirements could materially and adversely affect our business.
We are required to follow specific guidelines and eligibility standards that impact the way we produce and service GSE and U.S. government agency loans, including guidelines and standards with respect to:

•credit standards for mortgage loans;
•our default and claims rates on recently produced FHA loans;
•our staffing levels and other servicing practices;
•the servicing and ancillary fees that we may charge;
•our modification standards and procedures;
•the amount of reimbursable and non-reimbursable advances that we may make; and
•the types of loan products that are eligible for sale or securitization.
Changes to GSE and U.S. government agency rules and guidance can materially and adversely impact the loans that we are able to produce and sell and/or insure, as well as the servicing decisions and actions that we are required to undertake. Changes to GSE, FHA, and VA requirements in response to the COVID-19 pandemic demonstrate this risk. For example, during the pandemic, both the GSEs and FHA issued guidance on the restrictive conditions under which they would purchase or insure loans going into forbearance pursuant to the CARES Act shortly after the loan was produced, but before the loan was purchased by a GSE or insured by the FHA. Moreover, even if loan purchasers and agencies were willing to purchase or insure loans to borrowers who were impacted by the COVID-19 pandemic, they could adjust loan terms that made additional borrowing less attractive to consumers. For instance, during the pandemic, the GSEs announced significant loan-level price adjustments for first-time home buyers and other eligible consumers, implemented operational flexibility that was later revoked, and tightened underwriting criteria. Such changes could significantly slow loan production growth. The GSEs’ COVID-19 specific loan sale restrictions generally were retired by the first quarter of 2023, while certain FHA COVID-19 specific restrictions remain in effect.
In addition, further changes to Fannie Mae and Freddie Mac, the FHA or VA loan programs, or coverage provided by private mortgage insurers, could also have broad material and adverse market implications. Any future increases in guarantee fees or changes to their structure or increases in the premiums we are required to pay to the FHA, VA or private mortgage insurers for insurance or for guarantees could increase loan production costs and insurance premiums for our customers. These industry changes could negatively affect demand for our mortgage product offerings and consequently our production volume, which could materially and adversely affect our business. We cannot predict whether the impact of any proposals to move Fannie Mae and Freddie Mac out of conservatorship would require them to increase their fees. For further discussion, see “—Risks Related to Our Market, Industry, and General Economic Conditions—Our business is highly dependent on Fannie Mae and Freddie Mac and certain other U.S. government agencies, and any changes in these entities or their current roles could have a material adverse effect on our business.”
Failure to comply with underwriting guidelines of GSEs or non-GSE loan purchasers or insurers/guarantors could materially and adversely impact our business.
We must comply with the underwriting guidelines of the GSEs in order to successfully produce GSE loans, an area in which we have a substantial business. We also must comply with the underwriting guidelines of federal agency insurers/guarantors, such as the FHA and VA. If we fail to do so, we may be required to repurchase these loans, indemnify the insurers/guarantors, or be subject to other penalties or remedial measures. In addition, we could be subject to allegations of violations of the False Claims Act (“FCA”) and the Financial Institutions Reform, Recovery, and Enforcement Act (“FIRREA”) asserting that we submitted claims for insurance on loans that had not been underwritten in accordance with applicable underwriting guidelines. Violations of the FCA carry civil penalties linked to inflation and, in some cases, treble the amount of the government’s damages. If we are found to have violated GSE underwriting guidelines, we could face regulatory penalties and damages in litigation, suffer reputational damage and we could incur losses due to an inability to collect on such insurance, any of which could materially and adversely impact our business, financial condition, results of operations, or prospects. If we fail to meet the underwriting guidelines of the GSEs, federal agency insurers/guarantors, or of non-GSE loan purchasers we could lose our ability to underwrite and/or receive insurance/guaranty on loans for such loan purchasers and insurers/guarantors, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
For example, during the Obama administration, the federal government initiated a number of actions against mortgage loan lenders and servicers alleging violations of the FIRREA and FCA. Some of the actions against lenders alleged that the lenders sold defective loans to Fannie Mae and Freddie Mac, while representing that the loans complied with the GSEs’ underwriting guidelines. The federal government has also brought actions against lenders asserting that they submitted claims for FHA-insured loans that the lender falsely certified to HUD met FHA underwriting requirements that resulted in

FHA paying out millions of dollars in insurance claims to cover the defaulted loans. Because these actions carry the possibility for treble damages, many have resulted in settlements totaling in the hundreds of millions of dollars, as well as required lenders and servicers to make significant changes in their practices.
On March 12, 2023, Fannie Mae notified us that we had failed to meet their additional financial requirements due to our decline in profitability and material decline in net worth. The material decline in net worth and decline in profitability permit Fannie Mae to declare a breach of our contract with them. Following certain forbearance agreements from Fannie Mae regarding additional financial requirements, we remain in compliance with these additional financial requirements as of the date hereof. Fannie Mae and other regulators and GSEs are not required to grant any such forbearance, amendment, extension, or waiver and may determine not to do so in the future. For further discussion, see “—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—We depend on our ability to sell loans and MSRs in the secondary market to a limited number of loan purchasers and to the GSEs and other secondary market participants for each relevant product. If our ability to sell loans and MSRs is impaired, our ability to produce loans and related MSRs would be materially and adversely affected.”
Our underwriting guidelines may not be able to accurately predict the likelihood of defaults on the mortgage loans in our portfolio, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
We originate and sell primarily conforming loans and other non-agency-eligible residential mortgage loans. Conforming loans are underwritten in accordance with guidelines defined by the agencies, as well as additional requirements in some cases, designed to predict a borrower’s ability and willingness to repay. Notwithstanding these standards, our underwriting guidelines may not always correlate with mortgage loan defaults. For example, FICO scores, which we obtain on a substantial majority of our loans, purport only to be a measurement of the relative degree of risk a borrower represents to a lender (i.e., that a borrower with a higher score is statistically expected to be less likely to default in payment than a borrower with a lower score). Underwriting guidelines cannot predict two of the most common reasons for a default on a mortgage loan: loss of employment and serious medical illness. Any increase in default rates could have a material adverse effect on our business, financial condition, liquidity and results of operations.
In addition, if a mortgage loan or MSR does not comply with underwriting standards or representations and warranties we give to loan purchasers, we could be required to repurchase the loan or MSR, and/or indemnify secondary market purchasers for losses. Reserves we maintain for this purpose may not be sufficient to fund such claims. For more information, see “—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—We have been and may in the future be required to repurchase or substitute loans or MSRs that we have sold or indemnify purchasers of our loans or MSRs if we breach representations and warranties.”
Challenges to the Mortgage Electronic Registration System could materially and adversely affect our business, financial condition, results of operations, and prospects.
MERSCORP, Inc. is a privately held company that maintains an electronic registry, which tracks servicing rights and ownership of home loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a home loan and in that role initiate foreclosures or become the mortgagee of record for the loan in local land records. We have in the past and may continue to use MERS as a nominee. The Mortgage Electronic Registration System (the “MERS System”) is widely used by participants in the mortgage finance industry.
Several legal challenges in the courts and by governmental authorities have been made disputing MERS’s ownership and enforceability of mortgage loans registered in its name, and accordingly its legal standing to initiate foreclosures or act as nominee for lenders in loans and deeds of trust recorded in local land records. Currently, MERS is the primary defendant in several class action lawsuits in various state jurisdictions, where the plaintiffs allege improper mortgage assignment and the failure to pay recording fees in violation of state recording statutes. The plaintiffs in such actions generally seek restitution, compensatory and punitive damages, recordation of all assignments, and appropriate attorneys’ fees and costs. An adverse decision in any jurisdiction may delay the foreclosure process in other jurisdictions. These challenges have focused public attention on MERS and on how home loans are recorded in local land records. Although most legal decisions have accepted MERS as mortgagee, these challenges could result in delays and additional costs in commencing, prosecuting, and completing foreclosure proceedings, conducting foreclosure sales of mortgaged properties, and submitting proofs of claim in customer bankruptcy cases.

Our business is subject to the risks of catastrophic events such as earthquakes, fires, floods and other natural catastrophic events, interruption by man-made issues such as strikes, cyberattacks and terrorist attacks.
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, strikes, health pandemics, cyberattacks, terrorist attacks, and similar events. Disease outbreaks have occurred in the past (including severe acute respiratory syndrome, avian flu, H1N1/09 flu, and COVID-19) and any prolonged occurrence of infectious disease or other adverse public health developments could have a material adverse effect on the macro economy and/or our business operations. In addition, strikes, terrorist attacks, and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays, or loss of critical data. These types of catastrophic events could also affect our loan servicing costs, increase our recoverable and our non-recoverable servicing advances, increase servicing defaults, and negatively affect the value of our MSRs. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters or terrorist attacks affecting areas where our operations are located, and our business interruption insurance may be insufficient to compensate us for losses that may occur.
Additionally, if such events lead to a prolonged economic slowdown, recession or declining real estate values, they could impair the performance of our investments and materially and adversely affect our business, financial condition, results of operations, and prospects, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. As a result, any such attacks may materially and adversely impact our performance. Losses resulting from these types of events may not be fully insurable.
Risks Related to Our Global Operations
We have expanded our business and operations through acquisitions in the United Kingdom and will face challenges in continuing to develop operations in a cross-border market where we have limited operating experience.
We have expanded our business and operations through acquisitions in the United Kingdom. During the third quarter of 2021, we acquired two internet-enabled real estate finance businesses, during the first quarter of 2023, we acquired a lending entity and during the second quarter of 2023, we acquired Birmingham Bank, a bank in the United Kingdom. We did not have material operations in the United Kingdom prior to 2021 and have primarily entered the market by acquiring other entities. There can be no assurance that our management team’s experience operating in the United States will enable us to successfully operate businesses in the United Kingdom and no assurance that we will be able to successfully incorporate these entities into the Better Home & Finance ecosystem. Additionally, our management team has limited experience with operating a bank, which will compound the challenges of successfully managing the operations of Birmingham Bank and realizing the benefits of this acquisition. We may need to localize our business practices, culture, and operations and there can be no assurance that we will develop the necessary expertise to compete effectively against incumbent firms. We may also face protectionist policies that could, among other things, hinder our ability to execute our business strategies, and put us at a competitive disadvantage relative to domestic companies. Failure to manage these risks and challenges could negatively affect our ability to expand our international and cross-border businesses and operations as well as materially and adversely affect our business, financial condition, and results of operations, both for these newly acquired entities and for our business as a whole.
Our acquisitions in the United Kingdom, including that of Birmingham Bank, subject us to laws and regulations with which we have limited experience, which could increase our costs associated with compliance and individually or in the aggregate adversely affect our business.
We are subject to laws and regulations affecting our domestic and international operations in a number of areas, including in the United Kingdom, where we operate in highly regulated industries. These U.S. and U.K. laws and regulations affect the Company’s activities including, but not limited to, in areas of employment, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, intellectual property, tax, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy, anti-competition, health and safety, and vacation packaging. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and the required conduct to comply with law and regulations may be inconsistent across jurisdictions, further increasing the costs of compliance and doing business. In particular, our acquisition of Birmingham Bank, which was completed in the second quarter of 2023, may require us as the stockholder of the bank to assist the bank in complying with certain other laws and regulations applicable to banks, including regulation of the bank by the Prudential Regulation Authority and the Financial Conduct Authority. We have not previously been engaged in banking activities or subject to banking regulations, particularly those of the United Kingdom, and we may face additional risks and costs as a result of this recent international expansion. If the bank is unable to effectively comply with regulatory requirements in the United Kingdom, or if the cost of such compliance exceeds our expectations, our results of operation and financial condition could be materially and adversely affected.
We have global operations that could be materially and adversely affected by changes in political or economic stability or by government policies in the U.S., United Kingdom, India or globally.
As of December 31, 2023, we had operations, including approximately 41% of our workforce, located in India, which is subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. As of December 31, 2023, approximately 18% of our workforce was located in the United Kingdom, which is subject to political or economic risks potentially more challenging and uncorrelated to the U.S. business. The political or regulatory climate in the United States, or elsewhere, also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them.
In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local agents in India or elsewhere could have a material adverse effect on our business, financial condition, results of operations, and prospects, as well as our reputation, and result in substantial financial penalties or other sanctions. Certain activities that we may wish to perform offshore may require state licensure or may not be permitted by the agencies, due to the use of an offshore entity.
If we had to curtail or cease operations in India or the United Kingdom and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our business, financial condition, results of operations, and prospects.
Risks Related to Our Products and Our Customers
We face intense competition that could materially and adversely affect us.
Competition in the mortgage, title, insurance, real estate brokerage and other markets in which we operate is intense. In addition, the mortgage and other consumer lending business is highly fragmented and dominated by legacy players. Some of our competitors may have more name recognition and greater financial and other resources than we have (including access to capital). Other of our competitors, such as correspondent lenders who produce loans using their own funds, may have more operational flexibility in approving loans. Commercial banks and savings institutions may also have significantly greater access to potential customers given their deposit-taking and other banking functions. Also, some of these competitors are less reliant than we are on the sale of mortgage loans into the secondary markets to maintain their liquidity and may be able to participate in government programs that we are unable to participate in because we are not a state or federally chartered depository institution, all of which may place us at a competitive disadvantage. Additionally, we operate at a competitive disadvantage to U.S. federal banks and thrifts and their subsidiaries because they enjoy federal preemption from compliance with state law and, as a result, conduct their business under relatively uniform U.S. federal rules and standards and are generally not subject to the mortgage-related laws of the states in which they do business. Unlike our federally chartered competitors, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we operate, and we are sensitive to regulatory changes that may increase our costs or limit our activities, such as more restrictive licensing, disclosure, or fee-related laws, or laws that may impose conditions to licensing that we or our personnel are unable to meet. To compete effectively, we must have a very high level of operational, technological and managerial expertise, as well as access to capital at a competitive cost. In addition, many commercial banks and other mortgage market participants offer consumers home mortgage loans while also providing us warehouse lines of credit that fund our loan production. This competition with our principal sources of funding may materially and adversely affect our business.
Further, we compete with other mortgage originators and other businesses across the broader real estate and mortgage industry for those consumers that consider obtaining loans online. Digitally native home buying technology platforms are increasingly moving into the loan production space. Such online mortgage originators and digitally native entrants primarily compete on price and on the speed of the loan application, underwriting and approval process, and any increase in these competitive pressures could materially and adversely affect our business, including as a result of higher performance marketing and advertising spend due to greater demand for customer leads.
Competition in our industry can take many forms, including the variety of loan programs being made available, interest rates and fees charged for a loan, convenience in obtaining a loan, customer service levels, the amount and term of a loan and marketing and distribution channels. Fluctuations in interest rates and general economic conditions may also materially and adversely affect our competitive position. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. Furthermore, a cyclical decline in the industry’s overall level of loan producers, or decreased demand for loans due to a higher interest rate environment, may lead to increased competition for the remaining loans. Additionally, more restrictive loan underwriting standards have resulted in a more homogenous product offering, which has increased competition across the mortgage loan industry for loan originations. Furthermore, our existing and potential competitors may decide to modify their business models to compete more directly with our loan origination and servicing models. Since the withdrawal of a number of large participants from these markets following the 2008-2009 financial crisis, there have been relatively few large nonbank participants. In addition, technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services. This has intensified competition among banks and non-banks in offering mortgage loans. Any increase in these competitive pressures could materially and adversely affect our business.
Our success and ability to develop our business depend on retaining and expanding our customer base. If we fail to add new customers, our business, financial condition or operating results, and prospects could be materially and adversely affected.
Our business model is primarily based on our ability to enable consumers to purchase a home or refinance an existing mortgage through our platform in a seamless, transparent, and hassle-free transaction. We previously experienced significant customer growth in 2020 and the first half of 2021; however, our prior growth has reversed, we may not be able to grow our business and our customer base could shrink over time.
Our ability to attract new customers depends, in large part, on our ability to continue to provide, and be perceived as providing, seamless and superior customer experiences and competitive pricing. In order to maintain this perception, we may be required to incur costs related to improving our customer service, increasing our marketing and advertising spend, as well as reducing the interest rates on our loan production more or more quickly than our competitors, any of which could result in lower revenues or lower profitability. In addition, there is no assurance that any of these actions will achieve their desired effect. If we fail to remain competitive on customer experience or pricing, our ability to grow our business and generate further revenue by attracting customers may be materially and adversely affected.
In addition to attracting new customers to Better Home & Finance, we also aim to attract existing customers when they begin searching for a new home purchase or when they seek to refinance their previous loans. We may not be able to attract such repeat customers for a variety of reasons, including but not limited to their dissatisfaction with a previous loan experience and the perception or ability to offer attractive loan products. If we fail to attract repeat customers for any reason, our ability to grow our business and generate further revenue may be materially and adversely affected.
Other factors that could materially and adversely affect our ability to grow our customer base include:
•elevated interest rates decrease the propensity of customers to obtain home finance products;
•we fail to purchase, or maintain eligibility to purchase, leads from third-party sites, or effectively use search engines, social media platforms, content-based online marketing and other online sources for generating traffic to our website;
•potential customers in a particular market generally do not meet our underwriting guidelines;
•competitors offer similar or more attractive platforms and products than we have or offer better pricing than we do;
•our platform experiences disruptions;
•we suffer reputational harm to our brand resulting from negative publicity, whether accurate or inaccurate;
•we fail to offer new and competitive product offerings;
•customers have difficulty accessing our website on mobile devices or web browsers as a result of actions by us or third parties;
•technical or other problems frustrate the customer experience, particularly if those problems prevent us from generating quotes or paying claims in a fast and reliable manner;
•we are unable to address customer concerns regarding the content, privacy, and security of our platform; or

•we are unable to obtain or maintain required licenses to operate in certain jurisdictions.
Our inability to overcome these challenges could impair our ability to attract new customers and retain existing customers, and could materially and adversely affect our business, financial condition, results of operations, and prospects.
We derive almost all of our revenue from our mortgage loan production business, which we refer to as Home Finance, and other related services. We are, and intend to continue, developing new products and refining existing products. Our failure to accurately predict demand or growth of new or existing products or predict and adapt to changes in the mortgage market and macro environment could materially and adversely affect our business, financial condition, results of operations, and prospects.
We derive almost all of our revenue from our mortgage loan production business, which we refer to as Home Finance, and other related services. We believe that to remain competitive, we must continually expend resources to enhance and improve our technology, product offerings and product lines. Accordingly, we expect to continue to enhance our automated processes, grow our purchase business and improve cross-sell of non-mortgage products across our homeownership platform (subject to any applicable affiliated business arrangement or other disclosure or business restrictions), but there is no assurance that any of these actions will achieve their desired effect or that we will accurately predict and adapt to demand or growth of new or existing products or predict and adapt to changes in the mortgage market and macro environment. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance” and “—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—We have a history of operating losses, have not been able to maintain profitability achieved in 2020 and early 2021 and may not achieve and maintain profitability in the future.”
We have invested significant resources in developing new and refining existing tools, features, services, products and other product offerings and, despite our reductions in near-term spending, remain focused on identifying and building out our long-term growth areas. In addition, we are also focusing on expanding our Better Plus business lines, including: our network of third-party real estate agents, under our Better Real Estate offering; our insurance partners, title insurance and settlement services under our Better Settlement Services offering; and our homeowners insurance product under our Better Cover offering. Furthermore, we have expanded internationally in the United Kingdom, as described elsewhere in this Annual Report. Changes to existing product offerings or new initiatives are inherently risky. In particular, new product offerings involve unproven business strategies and areas with which we have limited or no prior development or operating experience. Risks from our initiatives include those associated with potential defects in the existing design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data that may prove inadequate, failure to meet customer expectations and distraction of management from core offerings, and legal and regulatory risks, among others. Volume-based sales incentives may incentivize sales of Better Plus products that could be deemed inappropriate, even if our policies are intended to prevent such sales, which could subject us to reputational, business or legal harms that could impact all of the services we offer, including our core loan production business. As a result of these risks, we could experience increased claims, reputational damage or other adverse effects (such as regulator, investor, or insurer scrutiny and findings), which could be material. Additionally, we can provide no assurance that we will be able to develop, obtain regulatory approval for, commercially market and achieve acceptance of our new product offerings. In addition, our investment of resources to develop new product offerings may either be insufficient or result in expenses that are excessive in light of revenue actually produced from these new product offerings. In addition, refinement of existing product offerings may not result in commensurate improvement of customer service or expansion of revenue actually produced from these refined existing product offerings. Finally, the margins on any new products or services we offer may not be as attractive as the margins we maintain presently.
Failure to accurately predict demand or growth with respect to our existing and new product offerings could materially and adversely affect our business, financial condition, results of operations, and prospects, and there is always risk that our existing or new product offerings will be less profitable than we expect, will increase our costs or will decrease our operating margins or take longer than anticipated to achieve target margins. Further, our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from our existing business. In addition, the profile of potential customers using our new product offerings may not be as attractive as the profile of the customers that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. If we do not realize the expected benefits of our investments, our business, financial condition, results of operations, and prospects, could be materially and adversely affected.

Our loans to customers originated outside of Fannie Mae or Freddie Mac guidelines or the guidelines of the FHA or VA involve a high degree of business and financial risk, which can result in substantial losses that could materially and adversely affect our business, financial condition, results of operations, and prospects.
Loans originated outside of Fannie Mae or Freddie Mac guidelines, or the guidelines of the FHA or VA (“non-conforming loans”), are sold to private investors and other entities. If we are unable to sell such loans to private investors, we may be required to hold such loans for an extended period. For these non-conforming loans, a customer’s ability to repay their non-conforming loan may be adversely impacted by numerous factors, including a healthcare event of the borrower, a change in the borrower’s employment or other negative local or more general economic conditions. Deterioration in a customer’s financial condition and prospects may be accompanied by deterioration in the value of the collateral for the non-conforming loan. Some of the non-conforming loans we produce have been, and in the future could be, made to customers who do not live in the mortgaged property. These non-conforming loans secured by rental or investment properties tend to default more than non-conforming loans secured by properties regularly occupied or used by the customer. In a default, customers not occupying the mortgaged property may be more likely to abandon the property, increasing our financial exposure.
In addition, some loans that we produce that we believe will be conforming loans may not meet Fannie Mae or Freddie Mac guidelines, or the guidelines of the FHA or VA, in which case we would be subject to a high degree of business and financial risk. See “—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—We have been and may in the future be required to repurchase or substitute loans or MSRs that we have sold or indemnify purchasers of our loans or MSRs if we breach representations and warranties.”
The geographic concentration of our loan production and factors adversely affecting those geographic areas may adversely affect our financial condition and results of operations.
For our loan products offered through Home Finance, as of March 13, 2024, we are licensed to operate in all 50 states and the District of Columbia across various credit and income profiles. For the fiscal years ended December 31, 2023 and 2022, respectively, approximately 32% and 36% of our Funded Loan Volume was secured by properties concentrated in three states: California (approximately 9% and 15%, respectively), Texas (approximately 11% and 11%, respectively) and Florida (approximately 11% and 10%, respectively). No other state represented more than 8% of our Funded Loan Volume for the periods presented. To the extent that these states in the future experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, the concentration of loans that we produce in those states may decrease and materially and adversely affect our business. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could materially and adversely affect our business, financial condition, results of operations, or prospects.
The “Better” or “Better Home & Finance” brand may not become as widely known as competitors’ brands and the brand may become tarnished from negative public opinion, which could damage our reputation and materially and adversely affect our earnings.
Many of our competitors have brands that are well recognized. As a relatively new entrant into the homeownership market, we have spent and need to continue to spend considerable money and other resources to create awareness of our product offerings, build our reputation, and generate goodwill. We may not be able to build awareness around the “Better” or “Better Home & Finance” brand, and our efforts at building, maintaining and enhancing our reputation or generating goodwill could fail. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and the “Better” and “Better Home & Finance” brand and materially and adversely affect our reputation and business. These issues include complaints or negative publicity about our business practices, our marketing and advertising activities, our compliance with applicable laws and regulations, the integrity of the data that we provide to customers or business partners, data privacy and cybersecurity issues, our employees and senior management, litigation to which our CEO is subject, the series of workforce reductions that began in December 2021 or other workforce reductions, negative media coverage associated with our CEO, our failure to implement workplace changes following such coverage, the our CEO’s temporary leave, and other aspects of our business. As we expand our product offerings and enter new markets, we need to establish our reputation with new customers, and to the extent we are not successful in creating positive impressions or inadvertently create negative impressions, our business in these newer markets could be materially and adversely affected. There can be no assurance that we will be able to maintain or enhance our reputation, and failure to do so could materially and adversely affect our business, results of operations, financial condition, and prospects. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could materially and adversely affect our business.

Negative public opinion can result from actions taken by government regulators, community organizations, the CFPB complaints database and from media coverage and social media, whether accurate or not. As a consumer-facing financial company, we have received negative comment and media attention from time to time, and we expect this to continue in the future. Reputational risk could materially and adversely affect our financial condition and business, strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, impact our ability to attract and retain customers, trading counterparties, commercial partners, investors and associates and materially and adversely affect our business, financial condition, liquidity and results of operations.
In addition, our ability to attract and retain customers is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition, and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents, or even if related to practices not specific to the production or servicing of loans, such as debt collection—could erode trust and confidence and damage our reputation among existing and potential customers. In turn, this could decrease our Funded Loan Volume and the demand for our products, increase regulatory scrutiny, and materially and adversely affect our business.
Fraud could result in significant financial losses and harm to our reputation.
In deciding whether to approve loans or to enter into other transactions across our businesses with customers and counterparties, we rely on information furnished to us by or on behalf of customers and such counterparties, including credit applications, property appraisals, title information and valuation, employment and income documentation, and other financial information. We also rely on representations of customers and such counterparties as to the accuracy and completeness of that information. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the fair value of the loan may be significantly lower than expected or it may not be possible for us to sell the loan. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have become delinquent in the payment of an outstanding obligation, defaulted on a pre-existing debt obligation, taken on additional debt, lost his or her job or other sources of income, or sustained other adverse financial events.
We use automated underwriting engines from Fannie Mae and Freddie Mac to assist us in determining if a loan applicant is creditworthy, as well as other proprietary and third-party tools and safeguards to detect and prevent fraud. We are unable, however, to prevent every instance of fraud that may be engaged in by our customers or team members, and any seller, real estate broker, notary, settlement agent, appraiser, title agent or third-party originator that misrepresents facts about a loan, including the information contained in the loan application, property valuation, title information and employment and income stated on the loan application. In addition, such persons or entities may misrepresent facts about a mortgage loan, including the information contained in the loan application, property appraisal, title information and employment and income stated on the loan application. If any of this information was intentionally or negligently misrepresented and such misrepresentation was not detected prior to the acquisition or closing of the loan, the value of the loan could be significantly lower than expected, resulting in a loan being approved in circumstances where it would not have been, had we been provided with accurate data. These loans can materially and adversely affect our operations by reducing our available capital to produce new loans. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. In addition, the persons and entities making a misrepresentation are often difficult to locate and it is often difficult to collect from them any monetary losses we have suffered.
High profile fraudulent activity also could negatively impact our brand and reputation, which could materially and adversely affect our business. In addition, significant increases in fraudulent activity could lead to regulatory intervention, which could increase our costs and also materially and adversely affect our business.
We are subject to significant legal and reputational risks and expenses relating to the privacy, use, and security of customer information.
We receive, maintain and store the personal information (“PI”) of our loan applicants, customers and team members. On the customer side, we capture and store approximately 10,000 data points per customer during the loan transaction process. The storage, sharing, use, disclosure, processing and protection of this information are governed by the privacy and data security policies maintained by us and our business. Moreover, there are federal and state laws regarding privacy and the storage, sharing, use, disclosure, processing and protection of PI, personally identifiable information, and user data. Specifically, PI and nonpublic personal information (“NPI”) are increasingly subject to legislation and regulations in numerous jurisdictions. For example, under federal law, the GLBA, the GLBA Safeguards Rule, and the FCRA, among other laws, set forth privacy and data security requirements for NPI and consumer report information. At the state level, the CCPA, which went into effect in January 2020, provides new data privacy rights for California consumers and new operational requirements for us. The CCPA also includes a statutory damages framework for violations of the CCPA and a private right of action against businesses that fail to implement and maintain reasonable security procedures and practices appropriate to the nature of the information to prevent data breaches. In November 2020, California passed the California Privacy Rights Act of 2020 (also known as Proposition 24), which amended and expanded the CCPA, removed the cure period before which businesses can be penalized and created the California Privacy Protection Agency to enforce the state’s consumer data privacy laws. Following the enactment of the CCPA, in 2021, Virginia enacted the VCDPA, and Colorado enacted the Colorado Privacy Act (the “CPA”). Several other states are considering enacting similar legislation. We could be materially and adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies (particularly to the extent such changes would affect the manner in which we store, share, use, disclose, process and protect such data), or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition, results of operations, and prospects. In addition, even if legislation or regulation does not expand in a manner that affects our business directly, changing consumer attitudes or the perception of the use of personal information also could materially and adversely affect our business, financial condition, results of operations and prospects.
With respect to cybersecurity, the New York Department of Financial Services’ Cybersecurity Regulation (the “NYDFS Cybersecurity Regulation”) requires covered entities, including licensed mortgage bankers such as our subsidiary Better Mortgage Corporation, to establish and maintain a cybersecurity program designed to protect the confidentiality, integrity and availability of our information systems. This includes, but is not limited to, developing a written policy or policies that address a number of key areas of cybersecurity. In addition, the NYDFS Cybersecurity Regulation contains specific requirements with respect to third-party service provider security, cybersecurity personnel and intelligence, the use of multi-factor authentication, penetration testing and encryption of nonpublic information, which is defined to include not only personal information but also business-related information that, if accessed or acquired by an unauthorized third party, would cause a material adverse effect on the business, operations or security of the covered entity. The NYDFS has brought enforcement actions, which involve civil monetary penalties. In the event of a cybersecurity incident, Better Mortgage Corporation could be subject to potentially significant monetary penalties and required to undertake expensive remediation actions. In addition, in July 2023, the SEC adopted the final rule “Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure”, requiring current reporting about material cybersecurity incidents, and annual disclosures on management’s processes for assessing, identifying, and managing material cybersecurity risks, the material impacts of cybersecurity threats and previous cybersecurity incidents, the Board’s oversight of cybersecurity risks, and management’s role and expertise in assessing and managing material cybersecurity risks.
Any penetration of network security or other misappropriation or misuse of PI or personal consumer information, including through ransomware attacks, could cause interruptions in our business operations and subject us to increased costs, litigation, and other liabilities. Claims could also be made against us for other misuse of PI, such as the use of personal information for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, and information security incidents also could involve investigations and enforcement from governmental authorities. Security breaches (including ransomware attacks) could also materially and adversely affect our reputation with consumers and third parties with whom we do business, as well as expose us to regulatory and litigation risk, which could be exacerbated if it is determined that known security issues were not addressed adequately prior to any such breach. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of our policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. In addition, our current work-from-home policy may increase the risk of security breaches, which could result in the misappropriation or misuse of PI. As a result, our current security measures may not prevent all security breaches. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also face risks associated with security breaches affecting third parties, including service providers and business partners. In addition, we face risks resulting from unaffiliated third parties who attempt to defraud, and obtain personal information directly from, our customers by imitating us. Any publicized security problems affecting our businesses and/or those of third parties, whether actual or perceived, may discourage consumers from doing business with us, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
There can be no assurance that any of the above risks will not occur or, if they do occur, that they will be adequately addressed in a timely manner. If loan applicant, customer or team member information is inappropriately accessed or acquired and used by a third party or a team member for illegal purposes, such as identity theft, we may be responsible to the affected applicant or customer for any losses he, she or they may have incurred as a result of misappropriation or other improper use. In such an instance, we may also be subject to regulatory action, investigation or be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our loan applicants’, customers’ or team members’ information. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. In addition, our remediation efforts may not be successful and we may not have adequate insurance to cover these losses. If we are unable to protect our customers’ PI, our business, financial condition, results of operations, and prospects, could be materially and adversely affected.
Risks Related to Our Technology and Intellectual Property
The success and growth of our business will depend upon our ability to adapt to and implement technological changes, and a failure in our ability to adapt to and implement such changes could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
We operate in an industry experiencing rapid technological change and frequent product introductions. We rely on our proprietary technology, including our proprietary loan operating system, Tinman, to make our platform available to customers, evaluate loan applicants and provide our customers with access to a suite of other related product offerings. In addition, we may increasingly rely on technological innovation as we introduce new products, expand our current products into new markets and continue to streamline various loan-related and other processes. The process of developing new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior customer experience, the demand for our product offerings could decrease, which would materially and adversely affect our business, financial condition, results of operations, and prospects.
The loan production process is increasingly dependent on technology, and our business relies on our continued ability to quickly process loan applications over the internet, accept electronic signatures, provide instant process status updates and other customer-and loan applicant-expected conveniences. In addition, we advertise short loan processing times, and the speed with which loans are processed is dependent upon our technology. Failure to consistently meet our advertised loan processing times could have a material and adverse effect on our business, financial condition, results of operations, prospects and reputation. Maintaining and improving this technology will require significant capital expenditures. Our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources. To the extent we are dependent on any particular technology or technological solution, we may be materially and adversely affected if such technology or technological solution is or becomes non-compliant with existing industry standards or applicable law or regulations, fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, becomes increasingly expensive to service, retain, update or develop, becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation, or malfunctions or functions in a way we did not anticipate that results in the need for manual processes that introduce the risk of human errors or loan defects potentially requiring repurchase. Additionally, new technologies and technological solutions are continually being released. As such, it is difficult to predict the problems we may encounter in improving our websites’ and other technologies’ functionality.
There is no assurance that we will be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. Additionally, if we fail to develop our websites and other technologies to respond to technological developments and changing customer and loan applicant needs in a cost-effective manner, or fail to acquire, integrate or interface with third-party technologies effectively, we may experience disruptions in our operations, lose market share or incur substantial costs.
Technology disruptions or failures in, and cyberattacks or other breaches relating to, our operational, security or fraud-detection systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm and materially and adversely impact our business, financial condition, results of operations, and prospects.
We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications, and data centers, as well as those of certain third parties. Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology must provide a loan application experience and homeownership product offerings that equal or exceed the experience provided by our competitors. We have or may in the future experience service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, including those of internet service providers, team member misconduct, human error, denial of service or information, cyberattacks, including computer hackers, computer viruses and disabling devices, malicious or destructive code, as well as natural disasters, health pandemics and other similar events. Any such disruption could interrupt or delay our ability to provide product offerings to our applicants or customers and could also impair the ability of third parties to provide critical services to us. Although we have undertaken measures intended to protect the safety and security of our information systems and the information systems of our third-party providers and the data therein, there can be no assurance that disruptions, failures and cyberattacks will not occur or, if they do occur, that they will be adequately addressed in a timely manner. Such measures may in the future fail to prevent or detect unauthorized access to our team member, customer and loan applicant information, and our disaster recovery planning may not be sufficient to address all technology-related risks, which are constantly evolving.
All of our products utilize resources and services provided by third parties, in particular, providers of cloud-based services. We have periodically experienced service disruptions in the past, and we cannot be sure that we will not experience interruptions or delays in our service, or cyberattacks and similar security breaches, in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage, interrupt, or otherwise disrupt the third-party resources or services we use. Any prolonged service disruption affecting our platform could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise materially and adversely affect our business, financial condition, results of operations, and prospects. In the event of damage or interruption, our insurance policies may not adequately compensate us for any losses.
Our platform is accessed by many customers and prospective customers, often at the same time. As our customer base and range of product offerings continue to expand, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations. If our third-party service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to data centers, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services. Any service disruption affecting our platform could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise materially and adversely affect our business, financial condition, results of operations, and prospects.
Additionally, the technology and other controls and processes we have created to help us identify misrepresented information in our loan production operations were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may not have detected, and may fail in the future to detect, all misrepresented information in our operations.
If our operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in customer dissatisfaction and damage to our reputation and brand, and materially and adversely affect our business, financial condition, results of operations, and prospects. We do not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems disruptions, failures and similar events.
Our products use third-party software, hardware and services that may be difficult to replace or cause errors or failures of our products that could materially and adversely affect our business, financial condition, results of operations, or prospects.
In addition to our proprietary software, we license third-party software, utilize third-party hardware and depend on services from various third parties for use in our products. In the future, these software, hardware, or services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use, or increase in cost of, any such software, hardware or services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could materially and adversely affect our business, financial condition, results of operations, and prospects. In addition, any errors or defects in or failures of the software, hardware or services we rely on, whether maintained by us or by third parties, could result in errors or defects in our products or cause our products to fail, which could materially and adversely affect our business, financial condition, results of operations, and prospects, and be costly to correct. Many of our third-party providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or to other third parties that could harm our reputation and increase our operating costs. We will need to maintain our relationships with third-party software, hardware and service providers and make efforts to obtain software, hardware and services from such providers that do not contain any errors or defects. Any failure to do so could materially and adversely affect our ability to deliver effective products to our customers and loan applicants and materially and adversely affect our business, financial condition, results of operations, and prospects.
To operate our website, and provide our product offerings, we use software packages from a variety of third parties, which are customized and integrated with code that we have developed ourselves. We rely on third-party software product offerings related to loan information verification, loan document production and interim loan servicing. If we are unable to integrate this software in a fully functional manner, we may experience increased costs and difficulties that could delay or prevent the successful development, introduction or marketing of new product offerings.

Some aspects of our platform include open source software or software that uses open source software and the requirements of or the failure to comply with the terms of one or more of the open source licenses governing the use of such software could materially and adversely affect our business, financial condition, results of operations, and prospects.
Aspects of our platform incorporate software subject to open source licenses, which may include, by way of example, the Berkeley Software Distribution licenses and the Apache licenses. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that limits our use of the software, inhibits certain aspects of our platform, obligates us to publicly disclose our proprietary source code, requires us to license some or all of our proprietary software for free or a nominal fee, or otherwise materially and adversely affect our business, financial condition, results of operations, and prospects. We may also face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding public release of the open source software, derivative works created based upon such open source software, or our proprietary source code that was developed using, or that incorporates, such software, or to license the products that use open source software under terms that allow reverse engineering, reverse assembly or disassembly. These claims could also result in litigation (which may require us to expend significant resources and attention), require us to purchase a costly license or require us to devote additional research and development resources to change our software in order to replace software subject to such claims, any of which could materially and adversely affect our business, financial condition, results of operations, and prospects.
In addition to risks related to license requirements, the use of open source software can lead to greater risks than the use of third-party commercial software because some open source projects contain vulnerabilities or architectural instabilities that are either publicly known or publicly discoverable, and because open source licensors generally make their open source software available “as-is” and do not provide indemnities, warranties or controls. Many of the risks associated with the use of open source software cannot be eliminated, and could materially and adversely affect our business, financial condition, results of operations, and prospects.
We could be materially and adversely affected if we inadequately obtain, maintain, protect and enforce our intellectual property and proprietary rights and may face allegations that our product offerings or conduct infringes on the intellectual property rights of third parties.
Trademarks, trade secrets, and other intellectual property and proprietary rights are important to our success and our competitive position. We rely on a combination of trademarks, service marks, trade secrets and domain names, as well as confidentiality procedures and contractual provisions to protect our intellectual property and proprietary rights. We also rely on our trademarks, service marks, domain names and logos to market our brands, to build and maintain brand loyalty and recognition and to generate goodwill. Despite these measures, third parties may attempt to disclose, obtain, copy or use intellectual property owned or licensed by us and these measures may not prevent misappropriation, infringement, reverse engineering or other violation of intellectual property or proprietary rights owned or licensed by us, particularly in foreign countries where laws or enforcement practices may not protect our proprietary rights as fully as in the United States. In addition, departing employees may attempt to misappropriate software upon their departure in a manner that may be difficult to detect, or to prove in a court action undertaken to remedy the misappropriation. In at least one instance, a former Better software engineer attempted to misappropriate a substantial amount of source code upon their departure, and the company was forced to seek a restraining order to resolve the issue. Although the case was satisfactorily resolved, similar events may occur in the future, and no assurance can be given that Better Home & Finance would prevail in future disputes of a similar nature. Furthermore, confidentiality procedures and contractual provisions can be difficult or costly to enforce and, even if successfully enforced, may not be entirely effective. In addition, we cannot guarantee that we have entered into confidentiality agreements with all team members, partners, independent contractors, consultants or other third parties that have or may have had access to our trade secrets or other proprietary or confidential information. Additionally, such confidentiality agreements may be breached or adequate remedies may not be available in the event of an unauthorized access, use or disclosure of our trade secrets or other proprietary or confidential information. Any issued or registered intellectual property owned by or licensed to us may be challenged, invalidated, held unenforceable or circumvented in litigation or other proceedings, including re-examination, inter partes review, post-grant review, covered business method review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), and such intellectual property rights may be lost or no longer provide us meaningful competitive advantages.
In addition, we have licensed our technology to third parties and plan to license our technology in the future. Such licensing arrangements, by their nature, increase the risk of a technology licensee claiming Better Mortgage Corporation breached its licensing agreement or the technology otherwise did not meet the client’s expectations. If this happened, Better Mortgage Corporation could also face negative press and be required to spend significant resources in order to protect our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights, either in the United States or internationally, could be costly and time consuming, could result in the diversion of time and attention of our management team, and may not be successful or could result in the impairment or loss of portions of our intellectual property. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates, or narrows the scope of, our rights, in whole or in part. Our failure to secure, maintain, protect and enforce our intellectual property rights could materially and adversely affect our brands, business, financial condition, results of operations, and prospects.
Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We may, in the future, encounter disputes from time to time concerning intellectual property rights of others, including our competitors, and we may not prevail in these disputes. Third parties may raise claims against us alleging infringement, misappropriation or other violations of their intellectual property rights, including trademarks, copyrights, patents, or trade secrets. We may not be aware of whether our products or services, or products and services we license from third parties, do or will infringe existing or future patents or other intellectual property rights of others. In addition, there can be no assurance that one or more of our competitors who have developed competing technologies or our other competitors will not be granted patents for their technology and allege that we have infringed such patents. Some third-party intellectual property rights may be broad, and it may not be possible for us to conduct our operations in such a way as to avoid all alleged infringements, misappropriations or other violations of such intellectual property rights. In addition, former employers of our current, former or future employees or contractors may assert claims that such employees or contractors have improperly disclosed to us or misappropriated the confidential or proprietary information of these former employers. Litigation may be necessary to enforce our intellectual property rights, defend against alleged infringement or determine the validity and scope of proprietary rights claimed by others. Such disputes or litigation could be costly, time consuming and could result in the diversion of time and attention of our management team, and the resolution of any such disputes or litigations is difficult to predict.
Future litigation may also involve non-practicing entities or other intellectual property owners who have no relevant product offerings or revenue and against whom our ownership of intellectual property may therefore provide little or no deterrence or protection. An assertion of an intellectual property infringement, misappropriation or other violation claim against us, regardless of the merit or resolution of such claim, may result in adverse judgments, settlement on unfavorable terms or cause us to spend significant amounts of time and attention to defend, even if we ultimately prevail, and we may have to pay significant monetary damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property (temporarily or permanently), cease providing certain product offerings or incur significant license, royalty or technology development expense, or suffer harm to our brand, any of which could materially and adversely affect our business, financial condition, results of operations, or prospects. Even in instances where we believe that claims and allegations of intellectual property infringement, misappropriation or other violations against us are without merit, defending against such claims could be costly, time consuming and could result in the diversion of time and attention of our management team and technical personnel. In addition, although in some cases a third party may have agreed to indemnify us for such infringement, misappropriation or other violation, such indemnifying party may refuse or be unable to uphold its contractual obligations, or such indemnification may not sufficiently cover the potential claims, which may be significant. In other cases, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.
An adverse determination in any intellectual property claim could require us to pay damages (compensatory or punitive) and/or temporarily or permanently stop using our technologies, trademarks, copyrighted works and other material found to be in violation of another party’s rights and could prevent us from licensing our technologies to others unless we enter into royalty or licensing arrangements with the prevailing party or are able to redesign our product offerings and processes to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our product offerings in a way that would avoid any such limitation. In addition, such claims, or resulting damages or injunctions, may result in negative publicity about us, which could materially and adversely affect our reputation.
Any successful infringement or other intellectual property claim made against us or our failure to develop non-infringing technology or obtain a license to the rights to the intellectual property of others on commercially reasonable terms could have a material adverse effect on our reputation and business, financial condition, results of operations, and prospects.

We may not be able to enforce our intellectual property rights throughout the world, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
There can be no assurance that we will be able to protect our intellectual property now or in the future against unauthorized use within each of our geographic markets. Filing, prosecuting and defending our intellectual property in all countries throughout the world may be prohibitively expensive. We may not be able to effectively protect our intellectual property from misappropriation or infringement in countries where effective patent, trademark, trade secret and other intellectual property laws and judicial systems may be unavailable or may not adequately protect our proprietary rights. The lack of adequate legal protections of intellectual property or of legal remedies for related actions could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Risks Related to Our Indebtedness and Warehouse Lines of Credit
Our debt obligations could materially and adversely affect our business, financial condition, results of operations, and prospects. Our ability to meet our payment obligations under our outstanding indebtedness depends on our ability to generate significant cash flows or obtain external financing in the future. We cannot assure you that we will be able to generate sufficient cash flow or obtain external financing on terms acceptable to us or at all.
We have incurred in the past, and expect to incur in the future, debt to finance our operations, capital investments, and business acquisitions and to restructure our capital structure.
Our debt obligations could materially and adversely impact us. For example, these obligations could:
•require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund mortgage loan originations, working capital, capital expenditures, acquisitions, research and development (“R&D”), expenditures and other business activities;
•result in certain of our debt instruments being accelerated to be immediately due and payable or being deemed to be in default if certain terms of default are triggered, such as applicable cross-default and/or cross-acceleration provisions;
•limit our future ability to raise funds for working capital, mortgage loans, capital expenditures, strategic acquisitions or business opportunities, R&D and other general corporate requirements;
•restrict our ability to incur specified indebtedness, create or incur certain liens and enter into sale-leaseback financing transactions;
•increase our vulnerability to adverse economic and industry conditions; and
•increase our exposure to interest rate risk from variable rate indebtedness.
Our ability to comply with these provisions may be affected by events beyond our control, and if we are unable to meet or maintain the necessary covenant requirements or satisfy, or obtain waivers for, the covenants, we may lose the ability to borrow under all of our debt facilities, which could materially and adversely affect our business.
Our ability to meet our payment obligations and satisfy certain financing covenants (including tangible net worth, liquidity, and maximum levels of consolidated leverage) under our debt facilities depends on our ability to generate significant cash flows or obtain external financing in the future. This ability, to some extent, is subject to market, economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control.
On October 12, 2023, the Company was notified by the listing qualifications staff of Nasdaq (the “Nasdaq Staff”) that the Company is not in compliance with the Bid Price Rule for continued listing and that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. If our Class A Common Stock ceases to be listed on the Nasdaq, such delisting would constitute a fundamental change under the indenture for the Convertible Note that would require the Company to redeem the Convertible Note prior to maturity for an amount in cash equal to the principal amount of such Convertible Note plus accrued and unpaid interest to the redemption date. As of December 31, 2023, the Company had cash and cash equivalents, together with short-term investments and restricted cash, of $554 million, compared to $528.6 million principal amount outstanding under the Convertible Note. If the Company is required to redeem the Convertible Note prior to maturity, the Company may not have sufficient available cash and cash equivalents or be able to obtain additional liquidity, on acceptable terms or at all, to enable the Company to redeem or refinance the Convertible Note. See “—Risks Related to Ownership of Common Stock and Better Home & Finance Operating as a Public Company—Since the Class A Common Stock is currently trading under $1.00, Nasdaq may delist our securities from trading on its exchange, which would limit investors’ ability to make transactions in our securities, subject us to additional trading restrictions and require us to redeem the Convertible Note.” There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs.
Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors, including:
•limitations imposed on us under existing and future debt facilities that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;
•a decline in liquidity in the credit markets, or elevated interest rates;
•volatility in our mortgage loan sales secondary market;
•the financial strength of the lenders from whom we borrow;
•the decision of lenders from whom we borrow to reduce their exposure to mortgage loans due to global economic conditions, or a change in such lenders’ strategic plan, future lines of business, the COVID-19 pandemic, or otherwise;
•the larger portion of our warehouse lines that is uncommitted, versus what is committed;
•more stringent financial covenants in such refinanced facilities, which we may not be able to achieve; and
•accounting changes that impact calculations of covenants in our debt facilities.
If the refinancing or borrowing guidelines become more stringent and such changes result in increased costs to comply or decreased loan production volume, such changes could materially and adversely affect our business.
We rely on our warehouse lines to fund loans and otherwise operate our business. If one or more of such facilities is terminated or otherwise becomes unavailable for us to use, we may be unable to find replacement financing at commercially favorable terms, or at all, which could have a material adverse effect on our business.
Our business model is to fund substantially all of the loans we close on a short-term basis primarily under our warehouse lines as well as from our operations and available cash for any amounts not advanced by warehouse lenders. Loan production activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we produce are typically financed through one of our warehouse lines before being sold to a loan purchaser. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We are currently, and may in the future continue to be, dependent upon three warehouse lenders to provide the primary funding facilities for our loans. Delays or failures in the mortgage loan sales could have a material adverse effect on our liquidity and our ability to repay existing borrowings or obtain additional funds. Consistent with industry practice, we hedge our loan pipeline to optimize Gain on Sale Margin. For more information, see “—Risks Related to Our Market, Industry, and General Economic Conditions—Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates, which could materially and adversely affect our earnings.”
We currently have a lower proportion of loans funded through our warehouse lines than our typical past practice. As our origination volumes have declined, the number of loans we originate that are ineligible for warehouse funding, or are required to be repurchased from loan purchasers due to underwriting defects, have made up a larger share of our loans held for sale. Specifically, a loan purchaser can require us to repurchase a defective loan up to three years after sale, and therefore even if the percentage of loans requiring repurchase remains steady, they make up a larger portion of current loans held for sale given the volume decline. Additionally, our net losses in 2023, 2022 and 2021 have led to lower advance rates under our warehouse facilities than we have had in the past. Because our business model is to utilize warehouse facilities as short-term financing for our loan production, the decreased utilization of our warehouse lines for our current portfolio of loans held for sale may have a stronger effect on our liquidity than it would otherwise.
Consistent with industry practice, our existing warehouse lines are 364-day facilities, with maturities staggered throughout the calendar year, and these facilities are therefore required to be renewed on an annual basis.
Our access to, and our ability to renew, our existing warehouse lines has suffered and could continue to suffer in the event of: (i) the deterioration in the performance of the loans underlying the warehouse lines; (ii) our failure to maintain sufficient levels of eligible assets; (iii) our inability to collect and maintain all records relating to the mortgage loans underlying the warehouse lines; (iv) our inability to access the secondary market for mortgage loans; or (v) perceived reputational concerns by warehouse lenders.
In the event that a number of our warehouse lines are terminated or are not renewed, if such counterparties to any of these agreements fail to perform or if the principal amount that may be drawn under our funding agreements that provide for immediate funding at closing were to significantly decrease, we may be unable to find replacement financing on commercially favorable terms, or at all, which could materially and adversely affect our business. In addition, our reliance on warehouse lines of credit for purposes of funding loans contains certain risks, as the financial crisis of 2008-2009 resulted in certain warehouse lenders refusing to honor lines of credit for non-banks without a deposit base. Given the broad impact of elevated interest rates on the financial markets, our future ability to borrow money to fund our current and future loan production is uncertain. If we are unable to refinance or obtain additional funds for borrowing, our ability to maintain or grow our business could be limited.
If the value of the collateral underlying certain of our warehouse lines decreases, we could be required to satisfy a margin call, and an unanticipated margin call could have a material adverse effect on our liquidity.
Certain of our warehouse lines are subject to margin calls based on the lender’s opinion of the value of the loan collateral securing such financing. A margin call would require us to repay a portion of the outstanding borrowings. A large, unanticipated margin call could have a material adverse effect on our liquidity. We may face such margin calls as a result of, for example, periods of substantially higher interest rate volatility and other market conditions. To date, we have satisfied all margin calls. There can be no assurance that we will be able to satisfy future margin calls, and any failure to do so would materially and adversely affect our business, financial condition and results of operations.
Borrowings under our finance and warehouse lines expose us to interest rate risk because of variable rates of interest that could materially and adversely impact the financing of our business.
Borrowings under our finance and warehouse lines are at variable rates of interest, which also expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have not historically entered into interest rate swaps on our warehouse lines of credit to reduce interest rate volatility.
Risks Related to Our Regulatory Environment
We operate in a heavily regulated industry, and our loan production and real estate brokerage activities, title and settlement services activities and homeowners insurance agency activities expose us to risks of noncompliance with a large and increasing body of complex laws and regulations at the U.S. federal, state and local levels, which, at times, may be inconsistent.
Due to the heavily regulated nature of the mortgage, home ownership, real estate, and insurance industries, we are required to comply with a wide array of U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our loan production and other businesses and the fees that we may charge, and the collection, use, retention, protection, disclosure, transfer and other processing of personal information. Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory authority over our business. For instance, because we produce loans and provide Better Plus products and services across numerous states, we must be licensed in all relevant jurisdictions and comply with the respective laws and regulations of each, as well as with judicial and administrative decisions applicable to us.
Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased over time, in response to the financial crisis as well as other factors such as technological and market changes. Failure to satisfy certain requirements or restrictions could result in a variety of regulatory actions such as fines, directives requiring certain steps be taken, suspension of authority to operate or ultimately a revocation of authority or license. Certain types of regulatory actions could result in a breach of representations, warranties and covenants, and potentially cross-defaults in our financing arrangements which could limit or prohibit our access to liquidity to operate our business. In addition, while the Biden administration promulgates new rules or guidance, it also may interpret existing laws and regulations in novel ways and/or expand enforcement priorities at certain federal agencies, such as the CFPB and the FTC. It is therefore possible that new rulemakings, interpretations, or enforcement actions will materially and adversely affect our business, affiliates, and strategic relationships.
We expect that our business will remain subject to extensive regulation and supervision. Although we have systems and procedures designed to comply with developing legal and regulatory requirements, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies or courts will not interpret existing laws or regulations in a different or more restrictive manner than we have, which could render our current business practices non-compliant or which could make compliance more difficult or expensive. Any of these or other changes in laws or regulations could materially and adversely affect our business, financial condition, results of operations, and prospects.
We are subject to various telecommunications, data protection and privacy laws and regulations, as well as various consumer protection laws, including predatory lending laws, and failure to comply with such laws can result in material adverse effects.
We are currently subject to a variety of, and may in the future become subject to additional U.S. federal, state and local laws and regulations that are continuously evolving and developing, including laws on advertising, as well as privacy laws and regulations, such as the TCPA, the Telemarketing Sales Rule, the the CAN-SPAM Act, the GLBA, and, at the state level, the CCPA, the VCDPA, the CPA, and the Connecticut Data Privacy Act. We expect more states to enact similar comprehensive privacy legislation, as Delaware, Indiana, Iowa, New Jersey, Montana, Oregon, Tennessee, Texas and Utah have done, with their new laws becoming effective in December 2023 (Utah), July 2024 (Oregon and Texas), October 2024 (Montana), January 2025 (Delaware, Iowa and New Jersey), July 2025 (Tennessee) and January 2026 (Indiana). These types of laws and regulations directly impact our business and require ongoing compliance, monitoring and internal and external audits as they continue to evolve, and may result in ever-increasing public and regulatory scrutiny and escalating levels of enforcement and sanctions. Subsequent changes to data protection and privacy laws and regulations could also impact how we process personal information and, therefore, limit the effectiveness of our product offerings or our ability to operate or expand our business, including limiting strategic relationships that may involve the sharing of personal information.
We must also comply with a number of federal, state and local consumer protection laws and regulations including, among others, the TILA, RESPA, the Equal Credit Opportunity Act, the FCRA, the Fair and Accurate Credit Transactions Act of 2003, the Red Flags Rule, the Fair Housing Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Fair Debt Collection Practices Act, the Homeowners Protection Act, the HMDA, the HOEPA, the SAFE Act, the Federal Trade Commission Act, the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, the Mortgage Acts and Practices Advertising Rule, the BSA and anti-money laundering requirements, the FCPA, the Electronic Signatures in Global and National Commerce Act and related state-specific versions of the Uniform Electronic Transactions Act, the Dodd-Frank Act and other U.S. federal and state laws prohibiting unfair, deceptive or abusive acts or practices as well as the Bankruptcy Code and state foreclosure laws. These statutes apply to loan production, loan servicing, marketing, use of credit reports or credit-based scores, safeguarding of nonpublic, personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to customers.
In particular, U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The HOEPA prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination fees in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations which, in some cases, impose restrictions and requirements greater than those imposed by the HOEPA. In addition, under the anti-predatory lending laws of some states, the production of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgage-related assets, could subject us, as a producer of loans or servicer or, in the case of acquired loans, as an assignee or purchaser, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high-cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been produced in violation of predatory or abusive lending laws, we could be subject to lawsuits or governmental actions or we could be fined or incur losses and incur reputational damage.
Our failure to comply with applicable U.S. federal, state and local telecommunications, data protection, privacy and consumer protection laws could lead to:
•loss of our licenses and approvals to engage in our lending, servicing and brokering businesses;
•damage to our reputation in the industry;

•governmental investigations and enforcement actions, which also could involve allegations that such compliance failures demonstrate weaknesses in our CMS;
•administrative fines and penalties and litigation;
•civil and criminal liability, including class action lawsuits and defenses to foreclosure;
•diminished ability to sell loans that we produce or purchase, requirements to sell such loans at a discount compared to other loans or repurchase or address indemnification claims from purchasers of such loans, including the GSEs;
•inability to raise capital; and
•inability to execute on our business strategy, including our growth plans.
We did not receive approval from New York state regulators prior to Closing of the Business Combination, which could adversely affect our business.
The Closing of the Business Combination required certain state regulatory approvals from states in which we are licensed. We did not receive approval from New York state regulators prior to Closing of the Business Combination, including the New York State Department of Financial Services. Accordingly, the New York State Department of Financial Services has the discretion to suspend or revoke our license or otherwise restrict our ability to originate or service loans in New York and impose administrative fines, penalties or enforcement actions or civil and/or criminal penalties. We continue to work to obtain approval from New York state regulators for the Business Combination. While New York comprised approximately 5% of our Funded Loan Volume in 2023, restrictions on our ability to originate loans in New York or other enhanced regulatory scrutiny would negatively affect our business, results of operations and growth prospects, as well as potentially negatively impact market perception of us and our relationships with vendors and other stakeholders.
Our Better Real Estate and Better Settlement Services businesses are subject to significant additional regulation.
Better Real Estate as a licensed real estate brokerage, and Better Settlement Services as a licensed title and settlement services provider are currently subject to a variety of, and may in the future become subject to, additional federal, state and local laws that are continuously changing, including laws related to: the real estate, brokerage, title and mortgage industries; mobile-and internet-based businesses; and data security, advertising, privacy and consumer protection laws (which may include fiduciary duties of the real estate broker to the consumer). For instance, Better Real Estate and Better Settlement Services are subject to U.S. federal laws such as RESPA, which prohibit kickbacks, referrals, and unearned fees, and include restrictions on affiliated business arrangements. See “—Risks Related to Our Regulatory Environment—Federal and state laws regulate our strategic relationships with third parties and affiliates; a determination that we have failed to comply with such laws could require restructuring of the relationships, result in material financial liabilities and exposure to regulatory enforcement and litigation risk, and/or diminish the value of these relationships.” Several states have also implemented laws and regulations aimed at prohibiting kickbacks and other inducements associated with referrals to or from title insurance agents or corporations. In some instances, these requirements are more expansive than RESPA, and negate certain exemptions an entity would rely on for purposes of RESPA compliance. Several states also have laws limiting the amount of title insurance that may be provided to an affiliate, such as Better Mortgage Corporation. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including revocation of licenses and suspension of business operations.
In some cases, how such laws and regulations will be applied to Better Real Estate is unclear to the extent those laws and regulations were created for more traditional real estate brokerages. If we are unable to comply with and become liable for violations of these laws or regulations, or if unfavorable regulations or interpretations of existing regulations by courts or regulatory bodies are implemented, we could be directly harmed and forced to implement new measures to reduce our liability exposure. It could cause our operations in affected markets to become overly expensive, time consuming or even impossible. As a result, we may be required to expend significant time, capital, managerial and other resources to modify or discontinue certain operations, limiting our ability to execute our business strategies, deepen our presence in our existing markets or expand into new markets. In addition, any negative exposure or liability could harm our brand and reputation. Any costs incurred as a result of this potential liability could materially and adversely affect our business, financial condition, results of operations, and prospects.

The laws and regulations to which we are subject are constantly evolving, together with the scope of supervision.
As U.S. federal, state and local laws evolve, it may be more difficult for us to identify these developments comprehensively, to interpret changes accurately and to train our team members effectively with respect to these laws and regulations. Adding to these difficulties, laws may conflict with each other and, if we comply with the laws of one jurisdiction, we may find that we are violating laws of another jurisdiction. These difficulties potentially increase our exposure to the risks of noncompliance with these laws and regulations, which could materially and adversely affect our business. In addition, our failure to comply with these laws, regulations and rules may result in reduced payments by customers, modification of the original terms of loans, permanent forgiveness of debt, delays or defenses in the foreclosure process, increased servicing advances, litigation, enforcement actions and repurchase and indemnification obligations, as well as potential allegations that such compliance failures demonstrate weaknesses in our CMS. A failure to adequately supervise service providers and vendors, including outside foreclosure counsel, may also have a material adverse effect.
The laws and regulations applicable to us are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently and may not yet have been interpreted or may be interpreted infrequently or inconsistently. Ambiguities in applicable laws and regulations may leave uncertainty with respect to permitted or restricted conduct and may make compliance with laws, and risk assessment decisions with respect to compliance with laws difficult and uncertain. In addition, ambiguities make it difficult, in certain circumstances, to determine if, and how, compliance violations may be cured. The adoption by industry participants of different interpretations of these statutes and regulations has added uncertainty and complexity to compliance. We may fail to comply with applicable statutes and regulations even if acting in good faith, due to a lack of clarity regarding the interpretation of such statutes and regulations, which may lead to regulatory investigations, governmental enforcement actions or private causes of action with respect to our compliance.
To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to us. We expect to continue to incur costs to comply with governmental regulations. In addition, certain legislative actions and judicial decisions can give rise to the initiation of lawsuits against us for activities we conducted in the past. Furthermore, provisions in our mortgage loan and other loan product documentation, including but not limited to the mortgage and promissory notes we use in loan productions, could be construed as unenforceable by a court. We have been, and expect to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to our compliance with applicable laws and regulations.
Failure to comply with employment and labor laws and regulations could materially and adversely affect our business, financial condition and results of operations.
We are subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Retraining Notification Act and other regulations related to working conditions, wage-hour pay, over-time pay, employee benefits, anti-discrimination, and termination of employment. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. In addition from time to time we have received, and expect to continue to receive, correspondence from current and former employees terminated by us who threaten to bring claims against us alleging that we have violated one or more labor and employment laws or regulations. In certain instances, current and former employees have threatened to bring claims against us, some of which have proceeded to litigation or arbitration against us, and we may encounter similar threatened claims and actions against us in the future. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs.
Claims, enforcement actions or other proceedings could harm our reputation, business, financial condition and results of operations. If we do not prevail in any possible civil litigation, our reputation, business, financial condition and results of operations could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.
If we do not obtain and maintain the appropriate state licenses, we will not be allowed to produce or service loans or provide other services in some states, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Our operations are subject to regulation, supervision and licensing under various U.S. federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to loan production and servicing companies such as us. These rules and regulations, which vary from state-to-state, generally provide for licensing as a loan production company, loan brokering company, loan servicing company, debt collection agency or third-party default specialist, as applicable, licensure for certain individuals involved in loan production and in some cases servicing, requirements as to the form and content of contracts and other documentation, licensing of team members and team member hiring background checks, restrictions on production, brokering and collection practices, fees and charges, disclosure and record-keeping requirements, and protection of borrowers’ rights. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of fees we may charge, which could make our business cost-prohibitive in the affected state or states and could materially and adversely affect our business.
We are subject to periodic examination by state and other regulatory authorities in the jurisdictions in which we conduct business. In addition, we must comply with requirements to report to the state regulators certain changes to our business; for instance, the maintenance of certain state licenses requires the submission of information regarding and the approval of control persons of the licensed entity which, depending on applicable state law, may include, for example, persons with a direct or indirect ownership interest of 10% or more (and in certain contexts 5% or more) of the outstanding voting power of our outstanding Common Stock. Some states in which we operate require special licensing or provide extensive regulation of our business. While we endeavor at all times to maintain all licenses and registrations applicable to the activities in which we engage, there is a risk that we could inadvertently conduct activities for which a state licensing authority takes the position licensure is required or that the state licensing agencies may interpret the licensing requirements in a manner that differs from the published statutes, regulations, or guidance or our interpretation of such. When we have become aware of such differences or novel interpretations—for example, when certain state regulators have questioned whether Better Mortgage Corporation acts under appropriate authority to perform production services on behalf of another lender—we have explained our interpretation, modified our activities, obtained additional state approval and/or entered into agreements that require modification of our activities, reporting obligations or penalties. This type of risk is inherent in the relationships between regulated entities and their regulators.
Similarly, due to the geographic scope of our operations and the nature of the services our Better Real Estate business provides, we may be required to obtain and maintain additional real estate brokerage licenses in certain states where we operate. Some states require real estate agents or brokers to obtain entity or agency licenses for their real estate broker services, while other states require real estate agents or brokers to be licensed individually. There are also states that require both licensures. Most states require licensees to take periodic actions, such as through periodic renewal or ongoing education, to keep the license in good standing.
Because its lender customers are in multiple states, Better Settlement Services is required to obtain and maintain various licenses for its title agents, providers of appraisal management services, abstracters and escrow and closing personnel. Some states, such as California, require Better Settlement Services to obtain entity or agency licensure, while other states require insurance agents or insurance producers to be licensed individually. There are also states that require both licensures. Many state licenses are perpetual, but licensees must take some periodic actions to keep the license in good standing. Likewise, as a homeowners insurance agency, Better Cover must obtain and maintain licenses in the states in which it does business.
Most states in which Better Settlement Services and Better Cover transact insurance require that the entity be licensed as an insurance agency or producer. Many state licenses are perpetual, but licensees must take some periodic actions to keep their licenses in good standing. For example, these states typically require that each entity be affiliated with an individual licensee to serve as the entity’s designated responsible licensed producer (“DRLP”). The range of insurance products which the entity may transact may only be as broad as types of products which the DRLP may transact. A state may suspend the insurance operations of the entity in the event that the entity were not affiliated with a DRLP.
If we enter new markets, as we have in expanding our Better Real Estate business, we may be required to comply with new laws, regulations and licensing requirements. As part of licensing requirements, we are typically required to designate individual licensees of record. We cannot ensure that we are, and will always remain, in full compliance with all relevant licensing laws and regulations, including because interpretation of those laws and regulations may change over time, and we may be subject to fines or penalties, including license suspension or revocation, for any non-compliance. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to transact business, or if we lose an existing license or are otherwise found to be in violation of a law or regulation, our business operations in that state may be suspended until we obtain the license or otherwise remedy the compliance issue. Such findings also could subject us to reputational risks.
We may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could restrict our ability to broker, produce, purchase, sell, service or enforce loans. Our failure to satisfy any such requirements also could result in a default under our warehouse lines, other financial arrangements and/or servicing agreements and have a material and adverse effect on our business, financial condition, results of operations, and prospects. Those states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could limit our ability to broker, produce, purchase, sell, service, or enforce loans in a certain state or could result in a default under our financing and servicing agreements and could have a material adverse effect on our business, financial condition, results of operations, and prospects. Furthermore, the adoption of additional, or the revision of existing, rules and regulations could materially and adversely affect our business, financial condition, results of operations, and prospects.
The CFPB continues to be active in its monitoring of the loan production and servicing sectors. New or revised rules and regulations and more stringent enforcement of existing rules and regulations by the CFPB could result in increased compliance costs, enforcement actions, fines, penalties and the inherent reputational harm that results from such actions.
We are subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA. The CFPB has issued or amended a number of regulations pursuant to the Dodd-Frank Act relating to loan production and servicing activities, including ability-to-repay and “qualified mortgage” underwriting standards, loan originator compensation standards, and other production standards and practices as well as servicing requirements that address, among other things, periodic billing statements, certain notices and acknowledgments, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, loss mitigation, prompt investigation of complaints by borrowers, and lender-placed insurance notices. The CFPB has also amended provisions of the HOEPA regarding the determination of high-cost mortgages, and of Regulation B, to implement additional requirements under the Equal Credit Opportunity Act with respect to valuations, including appraisals and automated valuation models. The CFPB has also issued guidance to loan servicers to address potential risks to borrowers that may arise in connection with transfers of servicing. Additionally, the CFPB has increased the focus on lender liability and vendor management across the mortgage and settlement services industries, which may vary depending on the services being performed.
Effective March 1, 2021 and with a mandatory effective date of October 1, 2022, the CFPB revised the definition of a “qualified mortgage” (“QM”) which permits mortgage lenders to gain a presumption of compliance with the CFPB’s ability to repay requirements if a loan meets certain underwriting criteria. Subsequent to the effective date of the revised rule, lenders are required to comply with a new QM definition in order to receive a safe-harbor or rebuttable presumption of compliance under the ability-to-repay requirements of TILA and its implementing Regulation Z. The revision to the QM definition created additional compliance burdens and removed some of the legal certainties afforded to lenders under the old QM definition. Specifically, the revised QM rule eliminated the previous requirement limiting “qualified mortgages” to a 43% debt-to-income ratio (“DTI”), and replaced it with pricing-based thresholds. Loans at 150 basis points or less over the average prime offer rate (“APOR”) as of the date the interest rate is set, get a safe harbor presumption of compliance, while loans between 151 and 225 basis points over the APOR benefit from a rebuttable presumption of compliance. The new rule also created new requirements for a lender to “consider” and “verify” a borrower’s income and debts and associated DTI, along with a number of other underwriting requirements. Additionally, the new QM definition eliminated a path to regulatory compliance that was available for originating loans that were eligible to be sold to Fannie Mae or Freddie Mac, which was heavily relied upon by a large segment of the mortgage industry. Due to the transition to the new QM definition, there may be residual compliance and legal risks associated with the implementation of these new underwriting obligations.
The CFPB’s loan originator compensation rule prohibits compensating loan originators based on a term of a transaction or a proxy for a term of a transaction, prohibits loan originators from receiving compensation directly from a consumer and from another person in connection with the same transaction, imposes certain loan originator qualification and identification requirements, and imposes certain loan originator compensation recordkeeping requirements, among other things.
The CFPB has iteratively adopted rules over the course of several years regarding mortgage servicing practices that required us to make iterative changes to our mortgage servicing processes and systems. CFPB examination activities have increased and will likely continue to increase, which could also greatly influence the availability and cost of residential mortgage credit and increase servicing costs and risks. These increased costs of compliance, the effect of these rules on the lending industry and loan servicing, and any failure in our ability to comply with the new rules by their effective dates, could materially and adversely affect our business.

In addition, the CFPB has established expectations for a financial institution’s development and maintenance of a sound CMS that is integrated into the overall framework for product design, delivery, and administration across the institution’s entire product and service lifecycle, and that ensures that an institution’s vendors effectively manage their compliance. The CFPB expects an institution’s CMS to include board and management oversight and a compliance program that includes policies and procedures, training, monitoring and/or audit, and consumer complaint response. Our CMS could be criticized, for example, if it is determined that board and management oversight should be strengthened, certain aspects of our employee training program should be augmented, the audit function should be more independent, or we have not sufficiently identified and/or facilitated correction of compliance issues in a timely fashion, due to inadequate allocation of resources or staffing or other causes. Any patterns of violations of consumer financial laws could be considered evidence of CMS weaknesses.
The CFPB also has broad enforcement powers, and can order for violations of its rules and standards, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has been active in investigations and enforcement actions and, when necessary, has issued civil money penalties to parties the CFPB determines have violated the laws and regulations it enforces. It is also expected that the CFPB’s enforcement posture will become significantly more stringent and aggressive, largely due to the change in leadership by the Biden administration. Our failure to comply with the federal consumer protection laws, rules and regulations to which we are subject, whether actual or alleged, could expose us to enforcement actions, potential litigation liabilities, or reputational harm. The CFPB has the authority to obtain cease-and-desist orders, orders for restitution or rescission of contracts and other kinds of affirmative relief and monetary penalties ranging from up to approximately $6,800 per day for ordinary violations of federal consumer financial laws to approximately $34,000 per day for reckless violations and to approximately $1,360,000 per day for knowing violations.
In addition, the occurrence of one or more of the foregoing events or a determination by the CFPB or any court or regulatory agency that our policies and procedures or other aspects of our CMS are inadequate or do not comply with applicable law could materially and adversely affect our business, financial condition, results of operations, and prospects.
The state regulatory agencies, as well as other federal agencies and loan purchasers, continue to be active in their supervision of the loan production and servicing sectors and the results of these examinations may materially and adversely affect our business, financial condition, results of operations, and prospects.
We are also supervised by state regulatory agencies under state law. State attorneys general, state licensing regulators, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities. In addition, the GSEs and the FHFA, the FTC, HUD, VA, various loan purchasers, non-agency securitization trustees and others may subject us to periodic reviews and audits. A determination of our failure to comply with applicable law could lead to enforcement action, administrative fines and penalties, license revocation or suspension, or other administrative action. Unresolved or final findings, fines, penalties, or other sanctions issued by one regulator or in one jurisdiction may be required to be affirmatively reported to other regulators, jurisdictions, or private business partners and could cause investigations or other actions by such other regulators, jurisdictions, or private business partners.
If we are unable to comply with the TRID rules, our business and operations could be materially and adversely affected, and our plans to expand our lending business could be materially and adversely impacted.
The CFPB implemented loan disclosure requirements, effective in October 2015, and has subsequently revised such requirements a number of times, to combine and amend certain TILA and RESPA disclosures. The TRID rules significantly changed consumer-facing disclosure rules and added certain waiting periods to allow consumers time to shop for and consider the loan terms after receiving the required disclosures. If we fail to comply with the TRID rules, including but not limited to disclosure timing requirements and the requirements related to disclosing fees within applicable tolerance thresholds, we may be unable to sell loans that we produce or purchase, we may be required to sell such loans at a discount compared to other loans, or we may be subject to repurchase or indemnification demands from purchasers or insurers/guarantors of such loans, including the GSEs, FHA, or VA, among others; further, the right to rescind certain loans could be extended, we could be required to issue refunds to consumers, and we could be subject to regulatory action, penalties, or civil litigation. Moreover, CMS weaknesses could be determined to exist, for example, if there are patterns of TRID violations, including but not limited to uncorrected violations. Following third-party audits of samples of loans produced during 2018, 2019, and 2021, we became aware of certain TRID defects in our loan production process that resulted in the final closing costs disclosed in the closing disclosure, in some instances, being greater than those disclosed in the loan estimate, outside applicable tolerances under the TRID rule, which resulted in overcharges to consumers. We have reserved approximately $8.6 million as of December 31, 2023, for potential refunds due to consumers for TRID tolerance errors for loans produced from 2018 through 2023, and we conducted a detailed review of all loan files from that time period with a third-party service provider and continue to use this third-party service provider for ongoing review and remediation. The Company completed a TRID audit of 2022 files and is continuing to remediate TRID tolerance defects as necessary. Although the Company has reserved for potential refunds and remediation costs, as discussed above, we are not able to estimate any penalties that may be imposed by federal or state regulators, including the CPFB as described above. Accordingly, there can be no assurance that the amount that we have reserved will be sufficient to cover all costs associated with these matters. See “—Risks Related to Our Regulatory Environment—The CFPB continues to be active in its monitoring of the loan production and servicing sectors. New or revised rules and regulations and more stringent enforcement of existing rules and regulations by the CFPB could result in increased compliance costs, enforcement actions, fines, penalties and the inherent reputational harm that results from such actions.”
In response to the third-party audits described above, we have commenced planning for and implementing modifications in our loan production process to address the issues identified. More broadly, as regulatory guidance and enforcement with respect to state and federal regulators and the views of the GSEs and other market participants evolve, we may need to modify further our loan production processes and systems in order to adjust to evolution in the regulatory landscape and successfully operate our lending business. In such circumstances, if we are unable to make the necessary adjustments, our business, financial condition, results of operations, and prospects, could be materially and adversely affected and we may not be able to execute on our plans to grow our lending business. In addition, any changes to our business practices, even though made in order to comply with regulatory requirements, could have a material adverse effect on our business.
Federal and state laws regulate our strategic relationships with third parties and affiliates; a determination that we have failed to comply with such laws could require restructuring of the relationships, result in material financial liabilities and exposure to regulatory enforcement and litigation risk, and/or diminish the value of these relationships.
We must comply with a number of federal and state laws including, among others, RESPA, TILA and HMDA. Because our business relies on strategic relationships with third parties and affiliates, it is particularly important that we comply with RESPA, which requires lenders to make certain disclosures to mortgage loan borrowers regarding their settlement costs and affiliate relationships with other settlement service providers, and prohibits kickbacks, referral fees, and unearned fees associated with settlement service business. RESPA-related risk arises, for example, to the extent that certain services provided by an affiliate of Better Mortgage Corporation are considered to be settlement services, consumers are not able to choose whether such services are provided by the affiliate or Better Mortgage Corporation, and consumers are deemed to pay a charge attributable to such services, or if loans are deemed not purchased in the secondary market at fair market value. Additionally, it is important that we comply with TILA and other applicable federal and state laws. Risks related to such laws arise, for example, if points and fees for a transaction exceed certain applicable thresholds, loan originator compensation requirements (including incentive compensation requirements) are not satisfied, and/or TRID or other required disclosures are determined to be noncompliant, and these laws are subject to interpretational complexities in the co-branded mortgage broker context. In addition, Better Mortgage Corporation’s lead generation and advertising activities and strategic relationships carry RESPA-related risk depending on certain factors, such as whether a third-party endorses or refers business to Better Mortgage Corporation, whether any payments between the parties constitute fair market value, and any potential direct or indirect benefit to strategic partners in addition to benefits provided directly to consumers. Federal and state regulators or courts could adopt interpretations of laws and regulations—including with respect to RESPA and its governance over affiliated business arrangements, bona fide joint ventures and marketing services arrangements, TILA’s provisions applicable to transactions involving mortgage brokers, and other disclosure requirements—that could increase the regulatory risk and scrutiny of our affiliate and third-party strategic relationships, raise licensing/registration questions, require restructuring of these relationships (as well as suspend our operations in a given jurisdiction pending such restructuring), result in financial liabilities (including indemnification, repurchase demands or financial penalties), carry litigation risk (including, potentially, false claim-related risk), and/or diminish the value of these relationships. Additionally, the recent change in leadership at the CFPB could result in a more stringent and aggressive interpretation of laws governing our strategic relationships. For instance, in 2023, the CFPB clarified its interpretation of RESPA’s longstanding prohibitions on payments for the referral of settlement service business and unearned fees that implicate mortgage lenders’ affiliate relationships, marketing/advertising arrangements, and strategic relationships, and it brought its first public enforcement action alleging RESPA Section 8 violations since 2017. Similar future clarifications, enforcement actions, or potential novel interpretations could implicate our affiliate and third-party relationships.

A failure to comply with laws and regulations regarding our use of telemarketing, including the TCPA, could increase our operating costs and materially and adversely impact our business, financial condition, results of operations, and prospects.
We engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of laws and regulations that govern said communications and the use of automatic telephone dialing systems (“ATDS”), including the TCPA and Telemarketing Sales Rules. The U.S. Federal Communications Commission (“FCC”), and the FTC have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls and to adhere to “do-not-call” registry requirements which, in part, mandate we maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Many states have similar consumer protection laws regulating telemarketing. These laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. The TCPA does not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.
For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded voice” or an ATDS. A court may treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual or a class of individuals. Like other companies that rely on telephone and text communications, we are regularly subject to putative class action suits alleging violations of the TCPA. To date, no such class has been certified. If in the future we are found to have violated the TCPA, the amount of damages and potential liability could be extensive and materially and adversely impact our business, financial condition, results of operations, and prospects. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, as we have in the past, then TCPA damages could materially and adversely affect our business, financial condition, results of operations, and prospects.
If new laws and regulations lengthen foreclosure times or introduce new regulatory requirements regarding foreclosure procedures, our operating costs could increase and we could be subject to regulatory action.
Although we aim to sell servicing rights for the loans we produce, we occasionally retain such rights to a small portion of the loans we produce, and, as a result, when a mortgage loan we service is in foreclosure, we are generally required to continue to advance delinquent principal and interest to the securitization trust and to make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. These servicing advances are generally recovered when the delinquency is resolved. Regulatory actions that lengthen the foreclosure process will increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred during the foreclosure process.
The CARES Act paused foreclosures on certain loans through May 17, 2020, and many loan purchasers, mortgage insurers/guarantors and states extended timelines on those foreclosure holds. For example, the foreclosure moratoria of the GSEs, FHA and VA were extended through July 31, 2021. Many state governors issued orders, directives, guidance or recommendations halting foreclosure activity, including evictions. Restrictions on foreclosures and evictions may increase our operating costs, extend the time we advance for delinquent taxes and insurance and could delay our ability to seek reimbursement from the loan purchasers to recoup some or all of the advances.
Additionally, on June 28, 2021, the CFPB issued a final rulemaking that imposed a series of changes to existing servicing rules to facilitate consumer awareness and processing of COVID-19-related loss mitigation options. The final rule included heightened “safeguards” for loans where a foreclosure referral was initiated in advance of January 1, 2022, and where the borrower became more than 120 days delinquent after March 1, 2020, and the statute of limitations applicable to the foreclosure action being taken in the relevant jurisdiction expire on or after January 1, 2022. It also allows servicers to offer borrowers with COVID-19-related hardships loan modifications based on an incomplete application under certain circumstances, waives certain fees owed and incurred on or after March 1, 2020, and requires enhanced borrower outreach to certain borrowers. The final rule became effective on August 31, 2021.

Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on or unfair treatment of protected classes. We could suffer reputational damage and could be fined or otherwise penalized if our practices are found to have a discriminatory effect or to be unfair.
Antidiscrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various U.S. federal regulatory agencies and departments, including the U.S. Department of Justice and the CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor is not permitted to consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals).
These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. The U.S. Supreme Court has confirmed that the “disparate impact” theory applies to cases brought under the Fair Housing Act. On September 24, 2020, HUD released a final rule amending the agency’s interpretation of the Fair Housing Act disparate impact standard, which was challenged through litigation, with the court staying HUD’s implementation and enforcement of the rule before it became effective. HUD, at the direction of the Biden administration, has since reconsidered the 2020 rule and has restored the existing “discriminatory effects” rule that HUD implemented in 2013, through a final rule that became effective on May 1, 2023. Although it is still unclear whether the “disparate impact” theory applies under the Equal Credit Opportunity Act, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the Fair Housing Act and the Equal Credit Opportunity Act in the context of home loan lending and servicing. To the extent that the “disparate impact” theory continues to apply, we may be faced with significant administrative burdens in attempting to comply and potential liability for failures to comply.
Additionally, in March 2022, the CFPB announced that, in the course of examining companies’ compliance with consumer protection rules, the CFPB will scrutinize discriminatory conduct that violates the federal prohibition against unfair practices, indicating that certain discriminatory practices may trigger liability under the Consumer Financial Protection Act, which prohibits unfair, deceptive and abusive acts and practices, regardless of whether liability is triggered under the Equal Credit Opportunity Act. The CFPB stated that discrimination may meet the standard for “unfairness” regardless of whether it was intentional.
In addition to reputational harm, violations of the Equal Credit Opportunity Act and the Fair Housing Act can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties. The CFPB can seek several remedies under the Consumer Financial Protection Act including, but not limited to, rescission or reformation of contracts, refunds of money, restitution, disgorgement, payment of damages, and civil money penalties.
The Biden Administration also is focused on preventing discrimination in the residential home valuation process. For example, in February 2022, the CFPB and seven other federal agencies sent a joint letter to The Appraisal Foundation (“TAF”) emphasizing that discrimination prohibitions under the Fair Housing Act and the Equal Credit Opportunity Act extend to appraisals, and the CFPB released an outline of possible options for upcoming rulemaking to prevent algorithmic bias in automated home valuation models. In March 2022, HUD delivered to President Biden an Interagency Task Force on Property Appraisal and Valuation Equity Action Plan, which, among other things, describes efforts the Task Force—which includes thirteen federal agencies—plans to take to reduce racial bias in home appraisals. In February 2023, the CFPB, HUD, and other federal regulators submitted a joint letter to the TAF, urging TAF to further revise its draft Ethics Rule for appraisers to include a detailed statement of federal prohibitions against discrimination under the Fair Housing Act and the Equal Credit Opportunity Act. In March 2023, the U.S. Department of Justice and the CFPB filed a statement of interest in a federal court appraisal bias case, asserting that a lender violates both the Fair Housing Act and the Equal Credit Opportunity Act “if it relies on an appraisal that it knows or should know to be discriminatory.” Changes to the home valuation rules and expectations may result in us needing to modify our valuation-related processes and practices. If we are unable to make the necessary adjustments, our reputation could be harmed, our business could be adversely impacted, and we could be subject to liability under various laws, such as the Fair Housing Act, Equal Credit Opportunity Act, and the Consumer Financial Protection Act.
Government regulation of the internet and sales and marketing on the internet is evolving, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws.
We are subject to a number of regulations and laws that apply generally to businesses, as well as regulations and laws specifically governing the internet and marketing over the internet. Existing and future regulations and laws may impede the growth and availability of the internet and online services and may limit our ability to operate our business. These laws and regulations, which continue to evolve, cover privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, consumer protections, the provision of online payment services, unencumbered internet access to our product offerings, the design and operation of websites and the characteristics and quality of product offerings online. We cannot guarantee that we have been or will be fully compliant with every law or regulation in every jurisdiction. In addition, it is not entirely clear how existing laws and regulations governing issues such as property ownership, consumer protection, libel and privacy apply or will be enforced with respect to the internet and e-commerce, as many of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues they raise. Moreover, increased regulatory and enforcement efforts by federal and state agencies and the potential prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices have become more likely. In addition, the adoption of any laws or regulations, or the imposition of other legal requirements, that adversely affect our digital marketing efforts could decrease our ability to offer, or respond to customer demand for, our product offerings, resulting in lower revenue. Future laws and regulations, or changes in existing laws and regulations or how they are interpreted or applied, could also require us to change our business practices, raise compliance costs or other costs of doing business and materially and adversely affect our business, financial condition, results of operations, and prospects.
Risks Related to Ownership of Common Stock and Better Home & Finance Operating as a Public Company
Since the Class A Common Stock is currently trading under $1.00, Nasdaq may delist our securities from trading on its exchange, which would limit investors’ ability to make transactions in our securities, subject us to additional trading restrictions and require us to redeem the Convertible Note.
On October 12, 2023, the Company received a letter (the “Notice”) from the Nasdaq Staff of Nasdaq notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”) for continued listing. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. In accordance with the Compliance Period Rule, the Company has 180 calendar days, or until April 9, 2024, to regain compliance with the Bid Price Rule. In addition, Nasdaq Listing Rules permit the Company to transfer to The Nasdaq Capital Market and the Staff may grant the Company a second 180 calendar day period to regain compliance pursuant to the Compliance Period Rule, provided the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. In response, the Company filed an application to transfer the listing of its Class A Common Stock from the Nasdaq Global Market to the Nasdaq Capital Market.
On March 7, 2024, Company received approval from Nasdaq to transfer the listing of its Class A Common Stock, from the Nasdaq Global Market to the Nasdaq Capital Market. The Class A Common Stock transferred to the Nasdaq Capital Market effective as of the opening of business on March 13, 2024 and continues to trade under the symbol “BETR.” On March 11, 2024, the Company applied for an additional 180-day compliance period, or until October 6, 2024, to regain compliance with the Bid Price Rule and notified Nasdaq of its intention to cure the deficiency. Should Nasdaq grant an additional compliance period, the minimum bid price per share of Class A Common Stock must be at least $1.00 for at least ten consecutive business days during such additional 180-day compliance period in order to regain compliance with the Bid Price Rule.
As of April 8, 2024, Class A Common Stock has been trading below $1.00 for one-hundred and seventy-nine days. The Company will continue to monitor the closing bid price of Class A Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. The Company is evaluating options for regaining compliance with the Minimum Bid Rule, including seeking stockholder approval at its annual meeting of stockholders to declare and effect a reverse stock split. If the Company’s request for an additional 180-day compliance period is denied or the Company fails to regain compliance during such additional compliance period, the Staff will provide notice that the Class A Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.
If Nasdaq delists Better Home & Finance’s securities from trading on its exchange for failure to meet the listing standards, Better Home & Finance and its stockholders could face significant negative consequences including:
•a limited availability of market quotations for our securities;

•reduced liquidity for our securities;
•a determination that the shares of Class A Common Stock are “penny stock” which will require brokers trading in Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Furthermore, if our Class A Common Stock ceases to be listed on the Nasdaq, such delisting would constitute a fundamental change under the indenture for the Convertible Note that would require the Company to redeem the Convertible Note prior to maturity for an amount in cash equal to the principal amount of such Convertible Note plus accrued and unpaid interest to the redemption date. As of December 31, 2023, the Company had cash and cash equivalents, together with short-term investments and restricted cash, of $554 million, compared to $528.6 million principal amount outstanding under the Convertible Note. If the Company is required to redeem the Convertible Note prior to maturity, the Company may not have sufficient available cash and cash equivalents or be able to obtain additional liquidity, on acceptable terms or at all, to enable the Company to redeem or refinance the Convertible Note. Failure to redeem the Convertible Note would be an event of default entitling the noteholder(s) to accelerate the amounts outstanding under the Convertible Note. If the Company is unable to repay or refinance such accelerated debt under the Convertible Note, the Company could become insolvent and seek to file for bankruptcy protection, which would have a material adverse effect on our business, financial condition and results of operations.
Finally, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because Class A Common Stock and warrants are listed on the Nasdaq, our Class A Common Stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities for so long as they are covered securities, the federal statute allows states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the Nasdaq or other national securities exchange, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.
The market price of Class A Common Stock and Warrants substantially declined following the Business Combination, and the trading price of Better Home & Finance’s securities may not recover for a prolonged period, or at all.
Although the Business Combination valued Better at a $6.9 billion pre-money equity valuation, the market values of the securities of Better Home & Finance, including Class A Common Stock and Warrants, following the Closing of the Business Combination declined significantly from the implied valuation of Better on the date the Merger Agreement was executed. As described elsewhere in this Annual Report, since the execution of the Merger Agreement, there have been significant changes in the macroeconomic environment, particularly increased interest rates and a resultant decline in mortgage origination activity and home purchases, and our business, including the size of our work force and operations, our financial results and condition, and a corresponding increase in our future capital needs.
The market price of Class A Common Stock has demonstrated significant weakness and fluctuates in response to various factors and events, including:
•our ability to integrate operations, products, and services;
•our ability to execute our business plan and achieve operating results consistent with expectations;
•our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;
•announcements of new or similar products by us or our competitors;
•loss of any strategic relationship;
•period-to-period fluctuations in our financial results;
•developments concerning intellectual property rights;
•repurchases of debt or equity securities or refinancing of outstanding indebtedness;

•the addition or departure of key personnel;
•continued negative publicity about us (and adverse reactions from our customers, current and potential commercial partners, investors, lenders, and current and potential team members);
•announcements by us or our competitors of acquisitions, investments, or strategic alliances;
•actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;
•the failure of securities analysts to publish research about us, negative analyst reports regarding our securities or shortfalls in our results of operations compared to levels forecast by securities analysts (see “—Risks Related to Ownership of Common Stock and Better Home & Finance Operating as a Public Company—Reports published by analysts, including projections in those reports that differ from our actual results, could materially and adversely affect the price and trading volume of shares of Class A Common Stock.”); and
•economic and other external factors, including the general state of the securities market.
These market and industry factors have materially reduced, and may in the future materially reduce, the market price of Common Stock. In addition to these factors, sales of substantial amounts of Class A Common Stock in the public market, or the perception that these sales could occur, could adversely affect the price of Class A Common Stock and could impair our ability to raise capital through the sale of additional shares. The trading price of Better Home & Finance’s securities may not recover for a prolonged period, or at all.
The existence of multiple classes of common stock may materially and adversely affect the value and liquidity of Class A Common Stock.
The multiple class structure of Common Stock has the effect of concentrating voting control with those stockholders who held Better stock prior to the Business Combination, including our CEO, our employees and their affiliates, and limiting the ability of holders of Class A Common Stock to influence corporate matters, which could adversely affect the trading price of Class A Common Stock.
Class B Common Stock has three votes per share, while Class A Common Stock has one vote per share. Based on shares of Common Stock held as of March 13, 2024, entities affiliated with our CEO beneficially own approximately 10% of our outstanding Common Stock as a whole, but control approximately 18% of the voting power of our outstanding Common Stock. As a result, our CEO has significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the Company or our assets.
Future transfers by holders of shares of Class B Common Stock will generally result in those shares converting to shares of Class A Common Stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B Common Stock who retain their shares in the long term. Certain permitted transfers, as specified in our amended and restated certificate of incorporation (“Amended and Restated Charter”), will not result in shares of Class B Common Stock automatically converting to shares of Class A Common Stock, including certain estate planning transfers. If, for example, Mr. Garg (or family trusts to which he were to transfer shares of Class B Common Stock) retains a significant portion of his holdings of Class B Common Stock for an extended period of time, he (or such trusts) could, in the future, control a substantial portion (but less than a majority) of the combined voting power of Class A Common Stock and Class B Common Stock. As a Board member and executive officer of Better Home & Finance, Mr. Garg owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Garg is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.
Some stock index providers do not allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under such policies, our multiple class capital structure would make us ineligible for inclusion in those indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. In addition, we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make Class A Common Stock less attractive to other investors. As a result, the trading price, volume, and liquidity of Class A Common Stock could be materially and adversely affected.

Reports published by analysts, including projections in those reports that differ from our actual results, could materially and adversely affect the price and trading volume of shares of Class A Common Stock.
Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. If no analysts commence coverage of us, the market price and volume for shares of Class A Common Stock could be materially and adversely affected.
We do not expect to pay any cash dividends for the foreseeable future.
We do not anticipate paying any cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under any existing or future agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of the shares of Common Stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not invest in Common Stock.
Our directors and management team have limited experience in overseeing a public company.
Our directors have limited experience in the oversight of a publicly traded company, and most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our directors and management team may not successfully or effectively manage our transition to a public company, which will be subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysis and investors. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the strategy and operation of Better Home & Finance.
Provisions in the Amended and Restated Charter and the Bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our Common Stock.
The Amended and Restated Charter and our bylaws (“Bylaws”) contain provisions that could depress the market price of our Common Stock by acting to discourage, delay or prevent a change in control of our Company or changes in our management that the stockholders of our Company may deem advantageous. These provisions, among other things:
•permit only the Board to establish the number of directors and fill vacancies on the Board;
•authorize the issuance of “blank check” preferred stock that our Board could use to implement a stockholder rights plan (also known as a “poison pill”);
•eliminate the ability of our stockholders to call special meetings of stockholders after all Class B Common Stock converts to Class A Common Stock and there are no shares of Class B Common Stock outstanding;
•prohibit stockholder action by written consent after the outstanding Class B Common Stock ceases to be at least 15% of the then-outstanding Common Stock, which requires all stockholder actions after such time to be taken at a meeting of our stockholders;
•prohibit cumulative voting;
•authorize our Board to amend the bylaws;
•establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and
•require a super-majority vote of stockholders to amend some provisions described above.

We expect to incur increased costs and are subject to additional regulations and requirements as a public company.
As a public company, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and related rules implemented by the SEC and the exchange on which our securities are listed. Our expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing.
We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, on our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions, other regulatory action and potentially civil litigation.
We qualify as an “emerging growth company” and “smaller reporting company,” and the reduced public company reporting requirements applicable to emerging growth companies and smaller reporting companies may make our Common Stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we intend to take advantage of exemptions from certain reporting requirements available to “emerging growth companies” under that Act, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (relating to the effectiveness of our internal control over financial reporting), reduced disclosure obligations regarding executive compensation in our periodic reports and any proxy statements we may be required to file, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies.
Until we are no longer considered an “emerging growth company,” we are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not “emerging growth companies.” Consequently, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” In this regard, we will remain an “emerging growth company” until the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period, the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or for up to five years after the first sale of our common equity securities under an effective registration statement, although if the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the last day of the second quarter before that time, we would cease to be an “emerging growth company” as of the next following December 31.
We are also a smaller reporting company, as defined in the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to continue taking advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, for so long as we continue to qualify as a non-accelerated filer, we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising in this offering and future offerings and the market price of our securities may be more volatile.
Because Better became a public reporting company by means other than a traditional underwritten initial public offering, Better Home & Finance’s stockholders may face additional risks and uncertainties.
In a traditional underwritten initial public offering, underwriters may be subject to civil liability under Section 11 and 12 of the Securities Act of 1933, as amended (“Securities Act”), for any omissions or misstatements in the registration statement, unless such underwriters can establish a “due diligence” defense by conducting a reasonable investigation of the disclosures in the registration statement. Due diligence reviews typically include an independent investigation of the background of the company, any advisors and their respective affiliates, review of the offering documents and independent analysis of the business plan and any underlying financial assumptions. Because Better became a public reporting company by means of consummating the Business Combination rather than by means of a traditional underwritten initial public offering, there was no independent third-party underwriter selling the shares of Better, and, accordingly, investors in Better Home & Finance did not have the benefit of an independent review and due diligence investigation of the type normally performed by an unaffiliated, independent underwriter in a public securities offering. Although Aurora performed a due diligence review and investigation of Better in connection with the Business Combination, Aurora had different incentives and objectives in the Business Combination than an underwriter would in a traditional initial public offering, and therefore Aurora’s due diligence review and investigation should not be viewed as equivalent to the review and investigation that an underwriter would be expected to conduct. The lack of an independent due diligence review and investigation increases the risk of an investment in Better Home & Finance because it may not have uncovered facts that would be important to a potential investor.
In addition, because Better Home & Finance did not become a public reporting company by means of a traditional underwritten initial public offering, security or industry analysts may not provide, or may be less likely to provide, coverage of Better Home & Finance. Investment banks may also be less likely to agree to underwrite securities offerings on behalf of the combined company than they might if the combined company became a public reporting company by means of a traditional underwritten initial public offering, because they may be less familiar with the combined company as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for the Company’s Common Stock could have an adverse effect on the Company’s ability to develop a liquid market for Common Stock. See “—Risks Related to Ownership of Common Stock and Better Home & Finance Operating as a Public Company—Reports published by analysts, including projections in those reports that differ from our actual results, could materially and adversely affect the price and trading volume of shares of Class A Common Stock.”
Certain data and information in this Annual Report were obtained from third-party sources and were not independently verified by us.
This Annual Report includes third-party data as well as our estimates relating to our target market opportunity and growth rates. Market opportunity estimates and growth forecasts, such as the Fannie Mae Housing Forecast, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The estimates and forecasts in this Annual Report relating to the size and expected growth of our target market, market demand and adoption, capacity to address this demand, and pricing may also prove to be inaccurate. In particular, our estimates regarding our current and projected market opportunity are difficult to predict. The estimated addressable market may not materialize for many years, if ever, and even if the markets in which we compete meet the size estimates and growth forecasted in this Annual Report, our business could fail to grow at similar rates, if at all. Moreover, the market values of the securities of Better Home & Finance substantially declined following the Business Combination and may not recover for a prolonged period, or at all. See “—Risks Related to Ownership of Common Stock and Better Home & Finance Operating As a Public Company—The market price of Class A Common Stock and Warrants substantially declined following the Business Combination, and the trading price of Better Home & Finance’s securities may not recover for a prolonged period, or at all.”
Although we believe that these sources are reliable, we have not independently verified the data and information contained in the third-party publications and reports. Certain data included in such third-party publications and reports also includes projections based on a number of assumptions. The home loan industry may not grow at the rate projected by market data, or at all. Any failure of the home loan industry to grow at the projected rate may have a material adverse effect on our business. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions.
The provisions of the Amended and Restated Charter requiring exclusive forum in the Court of Chancery of the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Better Home & Finance’s Amended and Restated Charter provides that, to the fullest extent permitted by law, and unless Better Home & Finance consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that such court does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on Better Home & Finance’s behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Better Home & Finance to Better Home & Finance or Better Home & Finance’s stockholders, (iii) any action arising pursuant to any provision of the General Corporation Law of the State of Delaware or the Amended and Restated Charter or the Bylaws (as either may be amended from time to time), and (iv) any action asserting a claim governed by the internal affairs doctrine. Notwithstanding the foregoing, the Amended and Restated Charter provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Similarly, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
These provisions may have the effect of discouraging lawsuits against Better Home & Finance’s directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against Better Home & Finance, a court could find the choice of forum provisions contained in the Amended and Restated Charter to be inapplicable or unenforceable in such action.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
We recognize the critical importance of maintaining the safety and security of our technology systems and data. Accordingly, the Company takes a comprehensive approach to identifying and managing cybersecurity risks that involves the Company’s information technology security team, senior management, Audit Committee and Board of Directors. Our cybersecurity risk management function is a component of our overall approach to risk management, which is implemented and overseen by our Enterprise Risk Management Committee.
Cybersecurity Governance
The Company’s information technology security team, led by our Chief Information Security Officer (“CISO”), is responsible for identifying, assessing, mitigating, and reporting on material cybersecurity risks to the Company’s senior management. The Company’s CISO, who has over 20 years’ experience in information technology, holds high-level licenses and certifications relating to information security, including the ISC2 CISSP.
The Company’s CISO regularly briefs the Company’s senior management, including the General Counsel and Chief Compliance Officer who serves as Chair of the Enterprise Risk Management Committee, on cybersecurity trends and regulatory updates, technology risks and implications for the Company’s business strategy. The Company’s CISO and senior management regularly update the Audit Committee on such trends, as well as the Company’s information security and control effectiveness. In addition to regular reporting, the Company has procedures by which cybersecurity incidents are reported in a timely manner to senior management, including the CEO and other members of the executive team, who collectively determine if a specific cybersecurity incident warrants escalation to the Audit Committee and the Board of Directors. The Board of Directors oversees the Company’s cybersecurity policies and procedures through the Audit Committee, and also receives periodic briefings from senior management as well.
Cybersecurity Policies and Procedures
Under the direction of the Company’s CISO, the Company’s cybersecurity policies and procedures are designed to support the Company in identifying, protecting, detecting, responding to, and recovering from cybersecurity threats and incidents. Such policies and procedures are based upon the CIS v8 Framework, portions of the NIST Framework, ISO 27001, and industry practices, with key areas outlined below:
•Risk Management: Third party and internal risk assessments designed to help identify material cybersecurity risks to critical systems, data, services and general information technology environment, as well as regular testing to measure effectiveness of the risk assessments and controls. Reviews and testing of various controls are done on an annual basis within the Company. Third party vendors critical or material to the operation of the company are reviewed on an annual basis to ensure they continue to meet our security criteria. There is also a communication process in place to question third party vendors around specific or emerging vulnerabilities and zero days outside the annual review.
•Security Operations Center (SOC): Staffed by full time employees and supplemented by a MSSP, 24/7 monitoring, investigating, and responding to potential incidents, threats, or breaches.

•Education & Awareness: Information training programs for all employees and contractors to inform and educate, with built in quantitative testing for effectiveness.
•Risk Management Framework: A third party risk management framework, designed to identify, monitor, remediate and respond to third party cybersecurity risks and incidents. This framework includes a due diligence process that occurs before and during the engagements with third parties, and through the use of third party threat intelligence reports and feeds to monitor breaches and incidents.
•Incident Response & Recovery (IRR): Established, tested incident response and recovery policies and procedures utilized by the SOC and other key members of the IRR team to effectively respond to threats in a timely consistent manner.
•Technical Controls: Technical and administrative checks and balances to safeguard information and systems, including firewalls, XDR, logging, and access controls.
These policies and procedures are reviewed and updated in connection with risk assessments, which identify reasonable and foreseeable risks. Third party and internal assessments are conducted annually to measure the effectiveness of safeguards, operating effectiveness of security measures, and to inform future considerations of the program. The Company implements security policies throughout its operations, and utilizes the enterprise risk management process designed to quantify, report, and plan to remediate identified cybersecurity risks.
Cybersecurity Risks and Threats
Although we have designed our cybersecurity governance and policies and procedures described above to mitigate cybersecurity risks, we face unknown cybersecurity risks, threats and attacks. To date, these risks, threats or attacks have not had a material impact on our operations, business strategy or financial results, but we cannot provide assurance that they will not have a material impact in the future. See the section entitled “Risk Factors” included elsewhere in this Annual Report for further information. We continuously work to enhance our cybersecurity risk management program.
Item 2. Properties
Our corporate headquarters are located in New York, New York. We also have offices in Charlotte, North Carolina, Irvine, California, Gurgaon, India, London, United Kingdom, and Birmingham, United Kingdom. We do not own any material real property. We believe that our existing facilities are adequate to meet the current needs of our essential workforce and that if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
We are, from time to time, subject to legal proceedings and claims arising from the normal course of business activities, claims or investigations asserting that some employees are improperly classified under applicable law, and an unfavorable resolution of any of these matters could materially affect our future business, results of operations, financial condition, or cash flows. For example, we are currently party to pending legal claims and proceedings regarding an employee related labor dispute brought forth during the third quarter of 2020. The disputes allege that the Company has failed to pay certain employees for overtime and is in violation of the Fair Labor Standards Act and labor laws in the State of California and the State of Florida. The majority of such legal claims and proceedings are in the early stages and, to the extent applicable, have not yet reached the class certification stage and as such the ultimate outcomes cannot be predicted with certainty due to inherent uncertainties in the legal claims and proceedings. As part of the disputes, the Company included an estimated liability of $8.4 million as of both December 31, 2023 and 2022 on the consolidated balance sheets. During the first quarter of 2023, the Company settled its employee related labor dispute in the State of Florida for an immaterial amount. A determination in, or settlement of, any legal proceeding relating to classification of our employees could materially and adversely affect our business, financial condition, results of operations, and prospects. In addition, our CEO is, and potentially Better Home & Finance may be, subject to litigation as described above in “Risk Factors—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—Our CEO is involved in litigation that could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.”
In the second quarter of 2022, Pre-Business Combination Better and Aurora each received voluntary requests for documents from the Division of Enforcement of the SEC, and subsequently Pre-Business Combination Better and certain other parties received subpoenas, indicating that the SEC was conducting an investigation relating to Pre-Business Combination Better and Aurora to determine if violations of the federal securities laws have occurred. After the requested information was provided, the SEC subsequently informed Pre-Business Combination Better and Aurora on August 3, 2023 that they concluded the investigation and that they do not intend to recommend an enforcement action against Aurora or Better. For more information, see “Risk Factors—Risks Related to Our Operating History, Business Model, Growth and Financial Condition— We are, and may in the future be, subject to litigation and regulatory enforcement matters from time to time. If the outcomes of these matters are adverse to us, it could materially and adversely affect our business, revenues, financial condition, results of operations, and prospects.”
On June 7, 2022, Sarah Pierce, Better’s former Head of Sales and Operations, filed litigation against Better, Mr. Garg, and Nicholas Calamari, our Chief Administrative Officer and Senior Counsel, in the United States District Court for the Southern District of New York, and on December 8, 2022, Ms. Pierce amended her complaint. The operative complaint, includes allegations of whistleblower retaliation related to, among other things, the December 2021 workforce reduction, and alleged violations of the securities laws related to statements made by our CEO regarding the Company’s financial prospects and performance, includes the following causes of action: (i) violation of New York Labor Law §740 against the Company; (ii) violations of the Sarbanes-Oxley Act; (iii) violation of Dodd-Frank; (iii) breach of fiduciary duty against Mr. Garg and Mr. Calamari; (iv) breach of fiduciary duty against Mr. Garg and Mr. Calamari; (v) defamation against Mr. Garg and the Company relating to comments made about Ms. Pierce’s work for the Company; (vi) defamation against the Company for statements made in the lawsuit regarding enforcement of Ms. Pierce’s loan; (viii) intentional infliction of emotional distress against Mr. Garg and Mr. Calamari; (viii) tortious interference against Mr. Garg and Mr. Calamari; and (ix) breach of contract against the Company. In addition, Ms. Pierce filed a claim with the OSHA against Better for retaliation which was dismissed by OSHA on August 29, 2022. On September 29, 2023, the Court dismissed the following claims: (i) her Sarbanes-Oxley claim; (ii) her Dodd-Frank claim; (iii) her breach of fiduciary duty claims; (iv) her defamation claim against the Company; (v) her claim of intentional infliction of emotional distress against Mr. Garg and Mr. Calamari; (vi) her breach of contract claim; and (vii) her tortious interference claim. Fact discovery has begun and Better and Mr. Garg intend to vigorously defend the remaining claims.
On October 11, 2022, Better filed a summary judgment action in New York state court seeking to enforce the terms of the promissory notes signed by Ms. Pierce, requiring her to pay back a certain portion of the loan and return the remainder of her unvested options under the terms of the notes. Ms. Pierce’s counsel removed the action to New York federal court, where Better re-filed its motion. On September 29, 2023, the Court granted the Company’s motion and, on January 5, 2024, entered a judgment in favor of the Company, ordering Ms. Pierce to either: (i) pay the Company $2,277,000 in unpaid principal, and $483,051.93 in unpaid interest, plus additional interest through the date of repayment, plus reasonable costs and attorney’s fees; or (i) return 220,500 unvested shares of common stock, make a payment of $1,161,270 in unpaid principal and $483,051.93 in unpaid interest, plus additional interest through the date of repayment, and reasonable costs and attorney’s fees. The Company is in the process of enforcing this judgment.
There has been and will likely continue to be publicity regarding the litigation and claims discussed above, which could negatively affect our reputation. Our involvement in any of litigation discussed above could impose a significant cost and divert resources and the attention of Mr. Garg and other members of our executive management from our business, regardless of the outcome of such litigation. Such costs, together with the outcome of the actions if resolved unfavorably, could materially and adversely affect our business, financial condition, and results of operations. Further, depending upon the outcome of these litigations, our licenses, which are necessary to conduct our business, could be materially and adversely affected. For more information, see “Risk Factors—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—Our CEO is involved in litigation that could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.” In addition, we refer to Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report which contains a general description of additional legal proceedings to which we are a party.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Class A Common Stock and public warrants to purchase shares of Class A Common Stock at an exercise price of $11.50 per share (“Public Warrants”) are listed on the Nasdaq Capital Market under the ticker symbols “BETR” and “BETRW,” respectively.
As of March 13, 2024, there were approximately 1,051 holders of record of Class A Common Stock, 2,704 holders of record of Class B Common Stock, 2 holders of record of our Class C Common Stock, 1 holder of record of Public Warrants and 4 holders of record of private warrants (“Private Warrants” and together with the Public Warrants, the “Warrants”). The actual number of holders of our Common Stock and Public Warrants is greater than the number of record holders and includes stockholders and warrantholders who are beneficial owners, but whose shares of Common Stock or Warrants are held in street name by brokers or other nominees. The number of holders of record presented here also does not include holders whose shares or Warrants may be held in trust by other entities.
Performance Graph
We are a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information required by paragraph (e) of Item 201 of Regulation S-K.
Dividend Policy
We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends for the foreseeable future.
Equity Compensation Plan Information
The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to Part III, Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) of this Annual Report.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the fiscal year ended December 31, 2023 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None, other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of stock awards.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022, in each case, together with related notes thereto, included elsewhere in this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report. See “Cautionary Statement Regarding Forward-Looking Statements.” Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. Certain amounts may not foot due to rounding.
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
We are a technology-driven organization. We are seeking to disrupt a business model by leveraging our proprietary platform, Tinman, to enhance the automation of the home finance process. Through this process, we aim to reduce the cost to produce a loan and in the future to create a platform with all homeownership products embedded into a highly automated, single flow, allowing us to pass along savings to our customers.
We generate substantially all of our mortgage platform revenue by selling our Home Finance mortgage loans and related MSRs to our loan purchaser network, recognizing revenue for each transaction. We also generate revenue through our Better Plus marketplace of non-mortgage, homeownership products. Better Plus includes Better Real Estate (real estate agent services and our Better Cash Offer product), Better Settlement Services (title insurance and settlement services), and Better Cover (homeowners insurance).
Generally, we have historically sold substantially all of our loans and related MSRs shortly after closing, which reduces our balance sheet risk and capital requirements. For the year ended December 31, 2023, 88% of our Total Loans were eligible for purchase by GSEs, providing access to liquidity for our loans through market cycles. For the remaining loans, which are not GSE eligible, we typically enter into sale agreements with purchasers prior to lock in order to mitigate our balance sheet and capital risk. As of December 31, 2023, we had approximately $425.0 million in mortgage funding capacity through our warehouse facilities.
We are focused on improving our platform and plan to continue making investments to build our business and prepare for future growth. We believe that our success will depend on many factors, including our ability to drive customers to our platform, and convert them once they come to us, through both our direct-to-consumer (“D2C”) channel and our partner relationship (“B2B”) channel, achieve leverage on our operational expenses, execute on our strategy to fund more purchase loans and diversify our revenue by expanding and enhancing our Better Plus offerings. We plan to continue to invest in technology to improve customer experience and to reduce labor costs per funded loan through automation, making our platform more efficient and scalable.
For the year ended December 31, 2023, our aggregate dollar amount of loans funded based on the principal amount of the loan at funding (the “Funded Loan Volume”) was $3.0 billion compared to $11.4 billion for the year ended December 31, 2022. Our revenue was $76.8 million (including Better Cash Offer revenue of $0.3 million) for the year ended December 31, 2023 compared to $378.0 million (including Better Cash Offer revenue of $229 million, representing gross purchase price of homes purchased under the program) for the year ended December 31, 2022. Our net loss was $536.4 million for the year ended December 31, 2023, compared to net loss of $877.1 million for the year ended December 31, 2022.
Our Business Model
We generate revenue through the production and sale of loans and other product offerings through our platform. The revenue and mix of revenue as a percentage of total revenue attributable to our sale of loan production (Mortgage platform revenue, net) and Better Plus (Cash offer program revenue and Other platform revenue) for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended Ended December 31,
	2023		2022
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages
Revenues - Sale of loan production
Mortgage platform revenue, net	$61,328	80%	$101,285	27%
Revenues - Better Plus & net interest income (expense)
Cash offer program revenue	304	—%	228,721	61%
Other platform revenue	11,293	15%	38,362	10%
Net interest income (expense)	3,895	5%	9,655	3%
Total net revenues	$76,820		$378,023
As the table indicates, revenue from our loan production and Better Plus businesses has decreased substantially in 2023 compared to 2022. Our total net revenues for the year ended December 31, 2023 decreased by 80% compared to the year ended December 31, 2022. Our total net revenues excluding the Better Cash Offer program revenue for the year ended December 31, 2023 decreased by 49% compared to the year ended December 31, 2022.
Revenue from the Better Cash Offer program includes the purchase price of homes paid to us by customers using our Better Cash Offer program, while expenses from the Better Cash Offer program are comprised of the purchase price of the home, which in nearly all cases is the same as the purchase price paid by the customer to Better Home & Finance that is recognized as revenue.
Home Finance Mortgage Platform, Net Revenue Model
We produce a wide selection of mortgage loans and leverage our platform to quickly sell these loans and related MSRs to our loan purchaser network. We source our customers through two channels: our D2C channel and our B2B channel. Through our D2C channel, we generate mortgage platform revenue, net by selling loans and MSRs to our loan purchaser network, recognizing D2C revenue per loan. Through our B2B channel, we generate revenue from integrated relationships (in which our technology platform and team members power the end-to-end home finance experience on behalf of a third-party lender, through an integrated, co-branded customer experience) and advertising relationships (in which we drive customers to the Better Home & Finance-branded platform through advertising on a third party’s platform and offering incentives and discounts to those consumers). Through our advertising relationships, we generate mortgage platform revenue, net the same way we do in our D2C channel, by selling loans to our loan purchaser network. Through our integrated relationships, we generate a fixed fee per loan originated, which we recognize as revenue upon the funding of the loan by the partner. We may also purchase certain of the loans from our integrated relationship partner which we may subsequently sell to our loan purchaser network at our discretion. For loans subsequently sold to our loan purchaser network, the partner receives a portion of the sale proceeds. Although we aim to expand our B2B channel, as of December 31, 2023, the only partnership generating material Funded Loan Volume and revenue was our integrated relationship with Ally Bank.
The components of mortgage revenue include the gain, or loss, on sale from loans that we produce and then sell into the secondary market, the gain, or loss, from integrated relationships, and the revenue generated from changes in the fair value of interest rate lock commitments and forward sale commitments. We define Gain on Sale Margin as mortgage platform revenue, net, as presented on our statements of operations and comprehensive loss, divided by Funded Loan Volume, which for 2023 and prior years was positive. For clarity, Gain on Sale Margin represents the difference in value of loan production compared to the price received on the sale of such loan production, net of any mark-to-market revenue impact from fluctuating interest rates on certain loan and financial assets that is reflected in mortgage platform revenue, net, and is not a measure of profitability based on the cost to produce such loans. The table below presents a summary view of the components of mortgage platform revenue, net. For the year ended December 31, 2023, the $61.3 million in mortgage platform revenue, net was comprised of $37.7 million revenue from net gain on sale of loans, $13.3 million gain from integrated relationships, and $10.4 million gain from changes in fair value interest rate lock commitments and forward sale commitments. For the year ended December 31, 2022, the $101.3 million in mortgage platform revenue, net was comprised of $68.2 million net loss on sale of loans, $8.7 million loss from integrated relationships, and $178.2 million gain from changes in fair value interest rate lock commitments and forward sale commitments.
Mortgage platform revenue, net consisted of the following:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Net gain (loss) on sale of loans	$37,667	$(68,231)
Integrated partnership revenue (loss)	13,308	(8,680)
Changes in fair value of IRLCs and forward sale commitments	10,353	178,196
Mortgage platform revenue, net	$61,328	$101,285
Home Finance Funding Sources
In our normal course of business, we fund substantially all of our Funded Loan Volume on a short-term basis primarily through our warehouse lines of credit. Our borrowings are repaid with the proceeds we receive from the sale of our loans to our loan purchaser network, which includes GSEs. We had $0.4 billion and $1.5 billion of available capacity under our warehouse facilities as of December 31, 2023 and December 31, 2022, respectively, which represents a decrease of 73% in available capacity as of December 31, 2023 compared to December 31, 2022.
Better Plus Revenue Model
Better Plus revenue consists of revenue from non-mortgage product offerings including real estate agent services and Better Cash Offer products (Better Real Estate), title insurance and settlement services (Better Settlement Services), and homeowners insurance (Better Cover).
Through Better Settlement Services, we offer title insurance primarily as an agent and work with third-party providers that fulfill and underwrite the title insurance policies. Alongside our partners, we offer settlement services during the mortgage transaction, which include title policy preparation, title search, wire services, document preparation, and other mortgage settlement services. For the years ended December 31, 2023 and 2022, we recognized revenue of $14.6 thousand and $4.2 million from settlement services, respectively. For the years ended December 31, 2023 and 2022, we recognized revenue of $0.1 million and $7.0 million from title insurance, respectively.
Through Better Real Estate we offer real estate services through our national network of third-party partner real estate agents, which is capable of referring agents in all 50 states and the District of Columbia. Our technology matches prospective buyers with local agents, who help them identify houses, see houses, and navigate the purchase process. In addition to real estate services offered through our network of third-party partner real estate agents, Better Home & Finance historically has offered real estate services through in-house, Better Home & Finance-employed real estate agents. In the second quarter of 2023, we made the decision to wind down our in-house real estate agent business and focus on partnering with third-party real estate agents to provide our mortgage customers with real estate agent services. We believe that offering real estate services through our network of third-party partner agents better aligns our costs with transaction volumes, particularly in market environments with decreased mortgage volumes, since our mortgage business serves as the primary lead source for Better Real Estate. In the partner agent model, we refer customers to a network of external agents that assist them with searching for a home for which we receive a cooperative brokerage fee. For the years ended December 31, 2023 and 2022, we recognized revenue from Better Real Estate of $7.1 million and $23.1 million, respectively.
Through Better Cover we offer customers access to a range of homeowners insurance policy options through our digital marketplace of third-party insurance partners. We act as an agent to insurance carriers and receive an agency fee from the insurance carriers for policies sold and renewed. Revenue from Better Cover was $1.6 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively.
In the fourth quarter of 2021, we began to offer the Better Cash Offer program that enables a prospective buyer to find a home, obtain pre-approval with the completion of initial mortgage due diligence, and make an all-cash offer, without a financing contingency. We believe the Better Cash Offer program attracts customers to our mortgage lending services and our Better Plus services by providing customers with a differentiated home purchase offering. Customers using our Better Cash Offer program may be viewed as more competitive by sellers because they are able to submit a cash bid and waive the financing contingency, enabling buyers to sell an existing home and close on their new home simultaneously. Revenue from the Better Cash Offer program includes the purchase price of homes paid to us by customers using our Better Cash Offer program, as well as any fee or rental revenue paid to us by customers using our Better Cash Offer program. Expenses from the Better Cash Offer program are comprised of the purchase price of the home, which in nearly all cases is the same as the purchase price paid by the customer to Better Home & Finance that is recognized as revenue. For the years ended December 31, 2023 and 2022, we recognized revenue from the Better Cash Offer program in the amount of $0.3 million and $228.7 million, respectively. While Better Home & Finance maintains the functionality and would be able to serve inbound demand, we are not actively seeking Better Cash Offer customers.
Our Better Plus revenue decreased 96% for the year ended December 31, 2023 compared to the year ended December 31, 2022, decreasing to $11.6 million for the year ended December 31, 2023 (of which $0.3 million was revenue from the Better Cash Offer program), from $267.1 million for the comparable period in 2022 (of which $228.7 million was revenue from the Better Cash Offer program). For the years ended December 31, 2023 and 2022, Better Plus revenue comprised approximately 15% and 71% of our total net revenue, respectively.
Factors Affecting Our Performance
Fluctuations in Interest Rates
Changes in interest rates influence mortgage loan refinancing volumes and our mortgage loan home purchase volumes, balance sheet and results of operations. In a decreasing interest rate environment, mortgage loan refinance volumes typically increase. Conversely, in an increasing interest rate environment, mortgage loan refinancing volumes and home purchase volumes typically decline, with mortgage loan refinancing volumes being particularly sensitive to increasing interest rates as customers are no longer incentivized to refinance their current mortgage loans at lower interest rates. However, increasing interest rates are also indicative of overall economic growth and inflation that could generate demand for more cash-out refinancings, purchase mortgage loan transactions and home equity loans, which may partially offset the decline in rate and term refinancings resulting from a rising interest rate environment.
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
For many years, including in particular the year ended December 31, 2020 and the first quarter of 2021, there was a prolonged period of historically low and declining interest rates. Beginning in April 2021, the United States began experiencing a significant rise in interest rates, which increased for a variety of reasons, including inflation, increases to the federal funds rate and other monetary policy tightening, market capacity constraints and other factors, which continued in 2022 and 2023, resulting in a decrease in overall funding activities in the mortgage market generally. As interest rates rise, the population of customers who can save money by refinancing, because their existing mortgage rate is higher than current mortgage rates, declines. In addition, higher prevailing market rates both reduce the propensity of new home buyers to enter the market and reduce those willing to sell their homes or take existing equity out of their homes through a cash-out refinance. This creates a supply-demand imbalance where mortgage lenders are competing for fewer customers, and become increasingly price competitive to win business, thereby accepting lower potential Gain on Sale Margin. This competition manifests in industry-wide gain on sale compression and decreased industry origination volume in higher rate environments. Starting in the second half of 2021, and continuing through the majority of 2023, we experienced this trend where our volume declined, and our Gain on Sale Margin compressed due to heightened interest rates and an increasingly competitive market for lenders. As a result, in 2022 and continuing in 2023, we experienced a substantial decline in Funded Loan Volume together with compression in our Gain on Sale Margin, which in 2023 was more than offset by market volatility that positively impacted our Gain on Sale Margin. The table below shows, for each specified period, the average MBA 30-year fixed rate, Better Home & Finance’s average 30-year fixed rate and Better Home & Finance’s Gain on Sale Margin.

	Year Ended December 31,
	2023	2022
MBA Average 30-year fixed rate	6.97%	5.60%
Better Home & Finance Average 30-year fixed rate	6.58%	5.32%
Better Home & Finance Gain on Sale Margin	2.03%	0.89%

We expect that our results will continue to fluctuate based on a variety of factors, including interest rates, and that as we continue to seek to increase our business and our Funded Loan Volume, we may continue to incur net losses in the future.
Market and Economic Environment
The consumer lending market and the associated loan origination volumes for mortgage loans are influenced by general economic conditions, including the interest rate environment, unemployment rates, home price appreciation and consumer confidence. Purchase mortgage loan origination volumes are generally affected by a broad range of economic factors, including interest rate fluctuations, the overall strength of the economy, unemployment rates and home prices, as well as seasonality, as home sales typically rise in the second and third quarters. However, in 2022 and 2023, such housing market seasonality was outweighed by increases in interest rates and continued constrained housing supply. We continue to see diminished impact of seasonality on our business as a result of these and other factors.
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
Constrained Home Supply Ultimately Drives Further Construction and Purchase Volume
The supply of homes available for purchase and the market prices for homes on offer are significant drivers of purchase mortgage volume. We believe that constrained home supply has contributed to constrained new home sales and purchase mortgage volume. Concurrently, constrained home supply, including as a result of rising interest rates, and substantial demand has led to higher home prices, which in turn slows both growth of new home sales and purchase mortgage volume. In the longer term, however, we believe that such imbalances of supply and demand could drive greater homebuilding to bring additional home supply into the market and create additional purchase mortgage volume going forward.
Continued Growth and Acceptance of Digital Loan Solutions
Our ability to attract new customers depends, in large part, on our ability to provide a seamless and superior customer experience, maintain competitive pricing and meet and exceed the expectations of our customers. Consumers are increasingly willing to execute large and complex purchases through digital platforms, a trend that has been accelerated by COVID. Over the last few years, we have witnessed increased consumer desire to transact online in larger spend categories, including furniture, travel, and auto, a tailwind that was further accelerated by COVID. We believe this trend will also impact consumer preferences in loans, particularly as homeownership rates among Millennials and Generation Z rise. Our platform provides a seamless, convenient customer experience that provides us with a significant competitive advantage over legacy platforms.
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
Key measures that we use in assessing our business include the following ($ in millions, except percentage data or as otherwise noted):

Key Business Metric	Year Ended December 31, 2023	Year Ended December 31, 2022
Home Finance
Funded Loan Volume	$3,015	$11,350
Refinance Loan Volume	$203	$5,129
Purchase Loan Volume	$2,745	$6,221
HELOC Volume	$67	$—
D2C Loan Volume	$1,649	$6,903
B2B Loan Volume	$1,366	$4,447
Total Loans (number of loans, not millions)	8,569	29,818
Average Loan Amount ($ value, not millions)	$351,877	$380,655
Gain on Sale Margin	2.03%	0.89%
Total Market Share	0.2%	0.5%
Better Plus
Better Real Estate Transaction Volume	$503	$1,699
Insurance Coverage Written	$1,455	$6,802
Home Finance
Funded Loan Volume represents the aggregate dollar amount of all loans funded in a given period based on the principal amount of the loan at funding. Our Funded Loan Volume of $3,015 million for the year ended December 31, 2023 decreased by approximately 73% from $11,350 million for the year ended December 31, 2022. Beginning in 2023, we also include HELOC loans in our Funded Loan Volume. For the year ended December 31, 2023, purchase and refinance loans comprised $2,948 million and HELOC loans comprised $67 million of Funded Loan Volume.
Refinance Loan Volume represents the aggregate dollar amount of refinance loans funded in a given period based on the principal amount of the loan at refinancing date. Our Refinance Loan Volume of $203 million for the year ended December 31, 2023 decreased by approximately 96% from $5,129 million for the year ended December 31, 2022.

Purchase Loan Volume represents the aggregate dollar amount of purchase loans funded in a given period based on the principal amount of the loan at purchase date. Our Purchase Loan Volume of $2,745 million for the year ended December 31, 2023 decreased by approximately 56% from $6,221 million for the year ended December 31, 2022.
HELOC Loan Volume represents the aggregate dollar amount of HELOC loans funded in a given period based on the principal amount of the loan at funding. The HELOC product was launched during the first half of 2023. Our HELOC Loan volume increased to $67 million for the year ended December 31, 2023 from none for the year ended December 31, 2022.
D2C Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated from direct interactions with customers using all marketing channels other than our B2B partner relationships. Our D2C Loan Volume of $1,649 million for the year ended December 31, 2023 decreased by approximately 76% from $6,903 million for the year ended December 31, 2022.
B2B Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated through one of our B2B partner relationships. Our B2B Loan Volume of $1,366 million for the year ended December 31, 2023 decreased by approximately 69% from $4,447 million for the year ended December 31, 2022.
Total Loans represents the total number of loans funded in a given period, including purchase loans, refinance loans and HELOC loans. Our Total Loans of 8,569 for the year ended December 31, 2023 decreased by approximately 71% from 29,818 for the year ended December 31, 2022.
Purchase and refinance loans comprised 7,922 of the Total Loans the year ended December 31, 2023 and HELOC loans comprised 647 of the Total Loans the year ended December 31, 2023.
Average days loans held for sale for the years ended December 31, 2023 and 2022, were approximately 22 and 18 days, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of each such reporting date, we had an immaterial amount of loans either 90 days past due or non-performing, as Better Home & Finance generally aims to sell loans shortly after production.
Average Loan Amount represents Total Funded Loan Volume divided by number of loans funded in a period. Our Average Loan Amount decreased by approximately 8% to $351,877 for the year ended December 31, 2023 from $380,655 for the year ended December 31, 2022. In general, HELOC loans have lower average loan amounts than purchase or refinance loans, and therefore Average Loan Amount has decreased as a result of HELOC growth in 2023.
Gain on Sale Margin represents mortgage platform revenue, net, as presented on our statements of operations and comprehensive income (loss), divided by Funded Loan Volume. Gain on Sale Margin increased by approximately 128% year-over-year to 2.03% for the year ended December 31, 2023 from 0.89% for the year ended December 31, 2022. We saw an increase in our Gain on Sale Margin for the year ended December 31, 2023 compared to the year ended December 31, 2023, as a result of increasing our pricing to drive improved profitability, as well as market volatility which positively impacted our mortgage platform revenue, net.
Total Market Share represents Funded Loan Volume in a period divided by total value of loans funded in the industry for the same period, as presented by Fannie Mae. Our Total Market Share of 0.2% for the year ended December 31, 2023 decreased by 60% from 0.5% for the year ended December 31, 2022. The mortgage market remains competitive among lenders, given the interest rate environment and we continue to focus on originating the most profitable business available to us. As a result, we have pulled back on our most unprofitable channels, resulting in further declines to market share.
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
Home Finance (Mortgage Platform Revenue, Net)
Mortgage platform revenue, net, includes revenue generated from our mortgage production process. The components of mortgage platform revenue, net, are as follows:
i.Net gain (loss) on sale of loans—This represents the premium we receive in excess of the loan principal amount and certain fees charged by loan purchasers upon sale of loans into the secondary market. Net gain (loss) on sale of loans includes unrealized changes in the fair value of LHFS, which are recognized on a loan by loan basis as part of current period earnings until the loan is sold on the secondary market. The fair value of LHFS is measured based on observable market data. Also included within net gain on sale (loss) of loans is the day one recognition of the fair value of MSRs and any subsequent changes in the measurement of the fair value of the MSRs for loans sold servicing retained, including any gain or loss on subsequent sales of MSRs, and the reduction of revenue related to early payoff fees. We do not manage our business to optimize for Gain on Sale for either our Purchase Loan or Refinance Loan offerings specifically and do not observe material differences in Gain on Sale between such products over time.
ii.Integrated relationship revenue (loss)—Includes fees that we receive for originating loans on behalf of an integrated relationship partner, which are recognized as revenue (loss) upon the integrated relationship partner’s funding of the loan. Some of the loans originated on behalf of the integrated relationship partner are purchased by us. Subsequent changes in the fair value of loans purchased by us are included as part of current period earnings. These loans may be sold in the secondary market at our discretion for which any gain on sale is included in this account. For loans sold on the secondary market, the integrated relationship partner will receive a portion of the execution proceeds. A portion of the execution proceeds that is to be allocated to the integrated relationship partner is accrued as a reduction of integrated relationship revenue (loss) when the loan is initially purchased from the integrated relationship partner.
iii.Changes in fair value of IRLCs and forward sale commitments—IRLCs include the fair value upon issuance with subsequent changes in the fair value recorded in each reporting period until the loan is sold on the secondary market. Fair value of forward commitments hedging IRLCs and LHFS are measured based on quoted prices for similar assets.
Since our mortgage platform revenue is driven primarily by the number of funded loans and our net gain on sale from each Funded Loan, fluctuations in interest rates significantly affect our revenues. As described above, in an increasing interest rate environment, mortgage loan refinance volumes and home purchase volumes typically decline, with refinance volumes being particularly sensitive to increasing interest rates. Furthermore, fluctuations in interest rates that affect the price at which we are able to sell our mortgage loan production in the secondary market also could affect our revenues and may even result in significant losses. We mitigate our risk of loss associated with changes in interest rates by entering into forward sale commitments and IRLCs. As a result, our revenue from net gain on sale of loans may vary significantly from quarter to quarter.
Better Cash Offer Program
Our product offerings include the Better Cash Offer program where we work with a home buyer (the “Buyer”) to identify and purchase a home directly from a property Seller to subsequently sell the home to the Buyer. The Buyer may lease the home from us while the Buyer and Better Home & Finance go through the customary closing process to transfer ownership of the home to the Buyer. Arrangements where the Buyer leases the home from us are accounted for under ASC 842 as a sales-type lease. Revenue and expenses for sales-type leases under ASC 842 are recognized at the commencement of the lease. Revenue is recognized for the lease payments, which includes the sales price of the home and the related expenses include the cost of the home as well as transaction closing costs. Arrangements where the Buyer does not lease the home are accounted for under ASC 606 we recognize revenue at the time of the closing of the home sale when title to and possession of the home are transferred to the Buyer. The Buyer does not directly or indirectly contract with the seller.
For arrangements that do not involve a lease, upon closing on the sale of the home from the Seller to us, we hold legal title to the home. We are responsible for any obligations related to the home while we hold title and are the legal owner and as such we are considered the principal in the transaction. We hold in inventory any homes where the Buyer does not subsequently purchase from us as well as homes held while we are waiting to transfer the home to the Buyer.
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
For settlement services, we generate revenues from fees on services, such as policy preparation, title search, wire, and other services, required to close a loan, which were provided by third parties through our platform. We recognized revenues from fees on settlement services upon the completion of the performance obligation, which is when the loan transaction closes. For settlement services, we may use a third party to fulfill these services, but we are considered the principal in the transaction as we direct the fulfillment of the services and ultimately bear the risk of nonperformance. As we were considered the principal, revenues from settlement services were presented on a gross basis. In December 2022, the Company terminated the service with the third party. And in March 2023, we entered into a work share agreement and a revenue share agreement with another third party to fulfill the settlement service and we are no longer considered the principal as we do not control the ability to direct the fulfillment of the service, are not primarily responsible for fulfilling the performance of the service, and do not assume the risk in a claim against the service.
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
General and Administrative Expenses
General and administrative expenses include personnel-related expenses, including stock-based compensation and benefits for executive, finance, accounting, legal, and other administrative personnel. In addition, general and administrative expenses include external legal, tax and accounting services, and allocated occupancy expenses and related overhead based on headcount. General and administrative expenses are generally expensed as incurred, with the exception of stock-based compensation, which is recognized over the requisite service period. We expect general and administrative expenses to increase in absolute terms as a result of our transition to being a public company. However, we expect general and administrative expenses to change at a slower rate than the changes in origination volumes. As we reduced headcount drastically in previous years and have continued headcount reductions in 2023, and expect to continue to do so, we expect employee related costs to decrease as a smaller administrative function is needed to support an organization with a much lower headcount but we expect this to be offset by increased costs related to legal and professional services with our transition to a public company.
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

Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2023	2022
Revenues:
Mortgage platform revenue, net(1)	$61,328	$101,285
Cash offer program revenue	304	228,721
Other platform revenue	11,293	38,362
Net interest income (expense):
Interest income	15,575	26,714
Warehouse interest expense	(11,680)	(17,059)
Net interest income (expense)	3,895	9,655
Total net revenues	76,820	378,023
Expenses:
Mortgage platform expenses(2)(3)	84,083	321,621
Cash offer program expenses	397	230,144
Other platform expenses(2)(3)	13,048	59,501
General and administrative expenses(2)(3)	147,214	185,876
Marketing and advertising expenses(2)(3)	22,080	69,008
Technology and product development expenses(2)(3)	83,815	124,308
Restructuring and impairment expenses(2)(3)	17,459	246,485
Total expenses	368,096	1,236,943
Loss from operations	(291,276)	(858,920)
Interest and other expense, net:
Other income (expense)	13,614	3,556
Interest and amortization on non-funding debt	(19,916)	(13,450)
Interest on Bridge Notes	—	(272,667)
Change in fair value of warrants	(507)	—
Change in fair value of convertible preferred stock warrants	266	28,901
Change in fair value of bifurcated derivative	(236,603)	236,603
Total interest and other expenses, net	(243,146)	(17,057)
Loss before income tax expense	(534,422)	(875,977)
Income tax expense / (benefit)	1,998	1,100
Net loss	$(536,420)	$(877,077)
Earnings (loss) per share attributable to common stockholders (Basic)	$(1.16)	$(3.01)
Earnings (loss) per share attributable to common stockholders (Diluted)	$(1.16)	$(3.01)
__________________
(1)The components of mortgage platform revenue, net for the periods presented were as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Net gain (loss) on sale of loans	$37,667	$(68,231)
Integrated relationship revenue (loss)	13,308	(8,680)
Changes in fair value of IRLCs and forward sale commitments	10,353	178,196
Total mortgage platform revenue, net	$61,328	$101,285

__________________
(2)Includes stock-based compensation expense as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Mortgage platform expenses	$8,643	$4,602
Other platform expenses	2,239	755
General and administrative expenses	37,204	19,910
Marketing and advertising expenses	257	652
Technology and product development	5,802	4,623
Total stock-based compensation expense	$54,145	$30,542
__________________
(3)Includes depreciation and amortization expense as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Mortgage platform expenses	$3,537	$8,206
Other platform expenses	134	320
General and administrative expenses	2,093	4,009
Marketing and advertising expenses	74	170
Technology and product development	37,054	36,338
Total depreciation and amortization	$42,891	$49,042
Year Ended December 31, 2023 as Compared to Year Ended December 31, 2022
Revenues
The components of our revenues for the period were:

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenues:
Mortgage platform revenue, net	$61,328	$101,285
Cash offer program revenue	304	228,721
Other platform revenue	11,293	38,362
Net interest income (expense):
Interest income	15,575	26,714
Warehouse interest expense	(11,680)	(17,059)
Net interest income	3,895	9,655
Total net revenues	$76,820	$378,023
Mortgage Platform Revenue, Net
Mortgage platform revenue, net decreased $40.0 million or 39% to $61.3 million for the year ended December 31, 2023 compared to $101.3 million for the year ended December 31, 2022. The decrease in mortgage platform revenue, net was largely driven by the reduction of Funded Loan Volume. This was partially offset by an increase in Gain on Sale Margin to 2.03% for the year ended December 31, 2023 from 0.89% for the year ended December 31, 2022, resulting from increased market volatility and increased pricing discipline which positively impacted our Mortgage platform revenue. Further, net gain (loss) on sale of loans increased $105.9 million, or 155%, to a gain of $37.7 million for the year ended December 31, 2023 compared to a loss of $68.2 million for the year ended December 31, 2022, driven by the removal of the negative revenue impact that resulted from the decline in fair value of loans held for sale for the year ended December 31, 2023.
Integrated relationship revenue increased $22.0 million to a gain of $13.3 million for the year ended December 31, 2023, compared to loss of $8.7 million for the year ended December 31, 2022. The increase in integrated relationship revenue was primarily driven by the increase in the fair value of loans purchased from the integrated relationship partner due to fluctuations in interest rates and other market factors. The increase in revenue was offset by a decrease in origination fees received for originating loans on behalf of the integrated relationship partner driven by decreased loan origination volume.
Changes in the fair value of IRLCs and forward sale commitments decreased $167.8 million, or 94%, to a gain of $10.4 million for the year ended December 31, 2023, compared to a gain of $178.2 million for the year ended December 31, 2022. We record the fair value of our IRLCs, net of any related changes in the recorded fair value of our forward sale commitments. The decrease in the fair value of IRLCs and forward sale commitments were primarily driven by a reduction in Funded Loan Volume as hedging a smaller portfolio of loans results in a decrease to changes in the fair value of IRLCs and forward sale commitments. Additionally, increased market volatility for the year ended December 31, 2022 resulted in higher gain from our hedging activities to offset a net loss on sale of loans and loss from integrated relationships during this period. We did not see this same market dynamics for the year ended December 31, 2023, as we saw a positive net gain on sale of loans and gain from integrated relationships. The changes in fair value of IRLCs and forward sale commitments were also driven by increased average 30-year mortgage rates for the year ended December 31, 2023, compared to the year ended December 31, 2022. Generally, as interest rates increase, the fair value of our IRLCs decrease and the fair value of our forward sale commitments increases.
Cash Offer Program Revenue
Cash offer program revenue decreased $228.4 million or 100%, to $0.3 million for the year ended December 31, 2023 compared to $228.7 million for the year ended December 31, 2022. We began offering the Better Cash Offer program in the fourth quarter of 2021 and grew the offering significantly in the first half of 2022. Starting in the second half of 2022, revenue from the Better Cash Offer program scaled back significantly due to market conditions which softened significantly compared to the first half of 2022. By the start of 2023, revenue and expenses from the Better Cash Offer program were immaterial. Although we believe this product will enhance the competitiveness of our platform in a suitable market, we are not actively seeking Better Cash Offer customers, although we maintain the functionality and would be able to serve inbound demand. For the years ended December 31, 2023 and 2022, we completed 1 and 405 Better Cash Offer transactions, respectively.
Other Platform Revenue
Other platform revenue decreased $27.1 million or 71% to $11.3 million for the year ended December 31, 2023 compared to $38.4 million for the year ended December 31, 2022. The decrease in other platform revenue was primarily driven by a decline in our real estate transaction volume and title insurance and settlement services due to lower mortgage volume, as our mortgage business serves as the primary lead generation source for the Better Plus businesses. Starting in the second quarter of 2023, we have focused on partnering with third-party real estate agents to provide our customers with real estate agent services which has negatively impacted other platform revenue, as in-house agents provide higher revenue per transaction than third-party real estate agents.
Net Interest Income (Expense)–Interest Income
Interest income decreased $11.1 million, or 42% to $15.6 million for the year ended December 31, 2023 compared to $26.7 million for the year ended December 31, 2022. The decrease in interest income was primarily driven by the decrease in origination volume and the interest income earned on the unpaid principal balance for loans held and serviced during the interim between the origination of the loan and its sale on the secondary market.
Net Interest Income (Expense)–Warehouse Interest Expense
Warehouse interest expense decreased $5.4 million, or 32% to $11.7 million for the year ended December 31, 2023 compared to $17.1 million for the year ended December 31, 2022. The decrease in warehouse interest expense was primarily driven by decreased borrowings on funding facilities used in the mortgage production process to meet the decreased origination volume and was offset by a higher cost of borrowing on our funding facilities driven by significant increases in the reference rate, SOFR. For the years ended December 31, 2023 and 2022, the average 1-month SOFR rate was 4.90% and 0.99%, respectively.
Operating Expenses
The components of our operating expenses for the period were:

	Year Ended December 31,
	2023	2022
	(in thousands)
Mortgage platform expenses	84,083	321,621
Cash offer program expenses	397	230,144
Other platform expenses	13,048	59,501
General and administrative expenses	147,214	185,876
Marketing and advertising expenses	22,080	69,008
Technology and product development expenses	83,815	124,308
Restructuring and impairment expenses	17,459	246,485
Total operating expenses	$368,096	$1,236,943
Mortgage platform expenses were $84.1 million for the year ended December 31, 2023, a decrease of $237.5 million or 74% as compared with $321.6 million for the year ended December 31, 2022. The decrease in mortgage platform expenses was primarily driven by reductions in Funded Loan Volume, which led to a reduction in variable loan origination expenses to support lower volume, as well as reductions in headcount related expenses such as compensation and benefits including stock-based compensation. One-time termination benefits, such as employee severance are recorded in restructuring and impairment expenses within the statements of operations and comprehensive loss.
Cash Offer program expenses were $0.4 million for the year ended December 31, 2023, a decrease of $229.7 million or approximately 100% as compared with $230.1 million for the year ended December 31, 2022. Cash offer program expenses primarily consist of the full cost of the home, including transaction closing costs and costs for maintaining the home before the title is transferred to the buyer, and these costs move in line with cash offer program revenue. We scaled back the Better Cash Offer program significantly in the second half of 2022 due to weaker market conditions and for the year ended December 31, 2023 we did not actively seek Better Cash Offer customers. As we scaled back Better Cash Offer revenue, expenses from the Better Cash Offer program also scaled back commensurately.
Other platform expenses were $13.0 million for the year ended December 31, 2023, a decrease of $46.5 million or 78% as compared with $59.5 million for the year ended December 31, 2022. The decrease in other platform expenses was driven primarily by decreases in headcount which reduced personnel related expenses such as cash compensation, related benefits, and stock-based compensation. The decreases in these expenses are due to the reduction in headcount related to our restructuring initiatives which accelerated during 2022 and continued through 2023. One-time termination benefits, such as employee severance are recorded in restructuring and impairment expenses within the statements of operations and comprehensive loss.
General and administrative expenses were $147.2 million for the year ended December 31, 2023, an decrease of $38.7 million or 21% as compared with $185.9 million for the year ended December 31, 2022. The change in general and administrative expenses was driven primarily by decreases in headcount which reduced personnel related expenses such as cash compensation, and related benefits, as well as decreases in vendor-related expenses through cost management initiatives which decreased our legal, accounting, and other professional services expenses. This was offset by increases in stock-based compensation which increased as we recognized expense for awards that met both the time vested criteria and the liquidity event of the Closing of the Business Combination.
The following table presents a disaggregation of our general and administrative expenses as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Compensation and benefits	52,283	82,304
Stock-based compensation	37,204	19,910
Depreciation and amortization	2,093	4,009
Rent	4,219	1,321
Legal, accounting, and other professional services	51,415	78,332
Total general and administrative expenses	$147,214	$185,876

Marketing and advertising expenses were $22.1 million for the year ended December 31, 2023, a decrease of $46.9 million or 68% as compared with $69.0 million for the year ended December 31, 2022. Substantially all of the decrease in marketing and advertising expenses was driven by decreases in customer acquisition-related expenses, as our lower origination volume resulted in less required customer acquisition spend in the aggregate.
Technology and product development expenses were $83.8 million for the year ended December 31, 2023, a decrease of $40.5 million or 33% as compared with $124.3 million for the year ended December 31, 2022. The decrease in technology and product development expenses was driven primarily by decreased personnel-related compensation expenses due to decreased engineering, product and data headcount as well as decreases in rent and occupancy expenses required to support a smaller engineering and product workforce. The decrease in technology and product development expenses was also driven by a reduction in technology vendor expenses as we terminated or renegotiated vendor contracts that were designed for a much larger workforce. One-time termination benefits, such as employee severance are recorded in restructuring and impairment expenses within the statements of operations and comprehensive loss.
Interest And Other Expense, Net
The components of our Interest and other expense, net for the period were:

	Year Ended December 31,
	2023	2022
	(in thousands)
Other income (expense)	13,614	3,556
Interest and amortization on non-funding debt	(19,916)	(13,450)
Interest on Pre-Closing Bridge Notes	—	(272,667)
Change in fair value of warrants and equity related liabilities	(507)	—
Change in fair value of convertible preferred stock warrants	266	28,901
Change in fair value of bifurcated derivative	(236,603)	236,603
Total interest and other expense, net	(243,146)	(17,057)
Other income (expense) was a gain of $13.6 million for the year ended December 31, 2023, an increase of $10.1 million or 283% as compared with a gain of $3.6 million for the year ended December 31, 2022. The increase is due to income on cash invested in short term marketable securities with maturities of 90 days or less as well as income from short-term investments which are made up of U.K. government Treasury securities with maturities ranging from 91 days to one year.
Interest and amortization on non-funding debt was $19.9 million for the year ended December 31, 2023, a increase of $6.5 million or 48% as compared with $13.5 million for the year ended December 31, 2022. The increase in interest expense is due to the repayment of the remaining principal balance on our Corporate Line of Credit in August 2023 which required payment of a make-whole amount that represents minimum interest for the Lender of $4.5 million as well as the write off of the remaining capitalized debt issuance expenses that were yet to be amortized on repayment. The increase in interest expense also includes $2.2 million of interest related to the Convertible Note which was issued in August 2023.
Interest on Pre-Closing Bridge Notes was zero for the year ended December 31, 2023, a decrease of $272.7 million or 100% as compared with $272.7 million for the year ended December 31, 2022. The decrease is due to the discount on the Pre-Closing Bridge Notes being fully accreted up to $750.0 million by November 2022, the contractual maturity, as such there was no interest expense related to the Pre-Closing Bridge Notes for the year ended December 31, 2023.
Change in fair value of warrants and equity related liabilities was a loss of $0.5 million for the year ended December 31, 2023, an increase of $0.5 million as compared with zero for the year ended December 31, 2022.
Change in fair value of convertible preferred stock warrants was $0.3 million for the year ended December 31, 2023, a decrease of $28.6 million or 99% as compared with a gain $28.9 million for the year ended December 31, 2022. The change in fair value of convertible preferred stock warrants is driven by changes in the significant unobservable inputs used to determine the fair value, mainly the fair value of our preferred stock, and upon the Closing of the Business Combination warrant holders exercised their warrants which resulted in no further changes in fair value as the exercise was recognized through additional paid-in-capital.

Change in fair value of bifurcated derivative was a loss of $236.6 million for the year ended December 31, 2023, a decrease of $473.2 million or 200% as compared with a gain $236.6 million for the year ended December 31, 2022. The changes in the bifurcated derivative are largely driven by changes in the fair value of this embedded conversion feature in the Pre-Closing Bridge Notes that required bifurcated accounting. The fair value of the embedded conversion feature is based on significant unobservable inputs used to determine the fair value, mainly the changes in the fair value of our preferred stock. For the year ended December 31, 2023, the bifurcated derivative had a loss of $236.6 million as upon the Closing of the Business Combination the Pre-Closing Bridge Notes converted to or were exchanged for Common Stock and as such embedded conversion feature had no value at that time.
Other Changes in Financial Condition
The following table sets forth material changes to our summary condensed balance sheet between December 31, 2023 and December 31, 2022:

(Amounts in thousands, except share and per share amounts)	December 31, 2023	December 31, 2022	Increase/ (Decrease)
Assets
Cash and cash equivalents	$503,591	$317,959	$185,632
Mortgage loans held for sale, at fair value	170,150	248,826	(78,676)
Bifurcated derivative	—	236,603	(236,603)
Loan commitment asset	—	16,119	(16,119)
Other combined assets	231,813	263,845	(32,032)
Total Assets	$905,554	$1,083,352	$(177,798)
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Liabilities
Warehouse lines of credit	$126,218	$144,049	$(17,831)
Corporate line of credit, net	—	144,403	(144,403)
Convertible Note	514,644	—	514,644
Pre-Closing Bridge Notes	—	750,000	(750,000)
Other combined liabilities	142,092	212,803	(70,711)
Total Liabilities	782,954	1,251,255	(468,301)
Convertible preferred stock	—	436,280	(436,280)
Stockholders’ Equity (Deficit)
Additional paid-in capital	1,838,427	618,111	1,220,316
Accumulated deficit	(1,704,076)	(1,167,656)	(536,420)
Other combined equity	(11,751)	(54,638)	42,887
Total Stockholders’ Equity (Deficit)	122,600	(604,183)	726,783
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$905,554	$1,083,352	$(177,798)
Total Cash and cash equivalents increased $185.6 million or 58%, to $503.6 million at year ended December 31, 2023 compared to $318.0 million at year ended December 31, 2022. The increase in Cash and cash Equivalents was largely driven by net cash provided by financing activities during the period. The Company raised $568.0 million in proceeds from the Closing of the Business Combination. For further details, see “—Liquidity and Capital Resources.”
Mortgage loans held for sale, at fair value decreased $78.7 million, or 32%, to $170.2 million at year ended December 31, 2023 compared to $248.8 million at year ended December 31, 2022. The decrease in Mortgage loans held for sale, at fair value was largely driven by a bulk sale of LHFS during the third quarter of 2023 as well as an overall decrease in funded loan volume year over year.
Bifurcated derivative decreased $236.6 million, or 100%, to zero at year ended December 31, 2023 compared to $236.6 million at year ended December 31, 2022. The Bifurcated derivative was written off as upon the Closing of the Business Combination the Pre-Closing Bridge notes converted to or were exchanged for Common Stock and as such the embedded conversion feature had no value at that time.

Loan commitment asset decreased $16.1 million or 100% to zero at year ended December 31, 2023 compared to $16.1 million at year ended December 31, 2022. Upon issuing the Convertible Note, the loan commitment asset on our balance sheet was reclassified as a discount on the Convertible Note which will be amortized as part of interest expense over the term of the Convertible Note.
Loans outstanding under warehouse lines of credit decreased $17.8 million, or 12%, to $126 million at year ended December 31, 2023 compared to $144.0 million at year ended December 31, 2022. The decrease in loans outstanding under warehouse lines of credit was commensurate with the decrease in Mortgage loans held for sale at fair value discussed above, all driven by decreases in funded loan volume year over year.
Corporate line of credit, net decreased $144.4 million, or 100%, to zero at year ended December 31, 2023 compared to $144.4 million at year ended December 31, 2022. In August 2023, the Company paid off the remaining principal balance on its 2023 Credit Facility of $144.4 million. Through the repayment of the Corporate Line of Credit, the facility was terminated and may no longer be utilized for borrowings.
The Convertible Note increased $514.6 million to $514.6 million at year ended December 31, 2023 compared to zero at year ended December 31, 2022. In connection with the Closing of the Business Combination, the Company issued to SB Northstar the Convertible Note, which is a senior subordinated convertible note in the aggregate principal amount of $528.6 million, less the unamortized debt discount.
Pre-Closing Bridge Notes decreased $750.0 million to zero at year ended December 31, 2023 compared to $750.0 million at year ended December 31, 2022. In connection with the Closing of the Business Combination, the Pre-Closing Bridge Notes held by SB Northstar and Novator Capital Sponsor Ltd., a Cyprus limited liability company (the “Sponsor”), were converted or exchanged for Common Stock.
Additional paid-in capital increased $1,220.3 million, or 197%, to $1,838.4 million at year ended December 31, 2023 compared to 618,111 at year ended December 31, 2022. The increase in additional paid-in capital was primarily driven by the Closing of the Business Combination and the conversion of the Pre-Closing Bridge Notes and convertible preferred stock to Common Stock among other equity activity as discussed in Item 8. Footnote 3 elsewhere in this Annual Report.
Accumulated deficit increased $536.4 million, or 46%, to $1,704.1 million at year ended December 31, 2023 compared to $1,167.7 million at year ended December 31, 2022. The increase in accumulated deficit was driven by the net loss of $536.4 million generated for the year ended December 31, 2023.
Non-GAAP Financial Measures
We report Adjusted Net Loss and Adjusted EBITDA, which are financial measures not prepared in accordance with generally accepted accounting principles (“non-GAAP”) that we use to supplement our financial results presented in accordance with GAAP. These non-GAAP financial measures should not be considered in isolation and are not intended to be a substitute for any GAAP financial measures. These non-GAAP measures provide supplemental information that we believe helps investors better understand our business, our business model, and how we analyze our performance.
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
We include reconciliations of Adjusted Net Loss and Adjusted EBITDA to GAAP Net Income (Loss), their most closely comparable GAAP measure. We encourage investors and others to review our consolidated financial statements and notes thereto in their entirety included elsewhere in this Annual Report, not to rely on any single financial measure, and to consider Adjusted Net Loss and Adjusted EBITDA only in conjunction with their respective most closely comparable GAAP financial measure.
We believe these non-GAAP financial measures are useful to investors for supplemental period-to-period comparisons of our business and understanding and evaluating our operating results for the following reasons:
•We use Adjusted Net Loss to assess our overall performance, without regard to items that are considered to be unique or non-recurring in nature or otherwise unrelated to our ongoing revenue-generating operations;

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
•We use Adjusted Net Loss and Adjusted EBITDA in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and
•Adjusted Net Loss and Adjusted EBITDA provide consistency and comparability with our past financial performance, facilitate period-to-period comparisons of our core operating results, and also facilitate comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.
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
•Adjusted Net Loss and Adjusted EBITDA exclude stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect (i) interest expense, or the cash requirements necessary to service interest or principal payments on our non-funding debt, which reduces cash available to us; or (ii) tax accruals or tax payments that represent a reduction in cash available to us; and
•The expenses and other items that we exclude in our calculations of Adjusted Net Loss and Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from similarly-titled non-GAAP measures when they report their operating results, and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures.
Because of these limitations, Adjusted Net Loss and Adjusted EBITDA should be considered along with other financial performance measures presented in accordance with GAAP, and not as an alternative or substitute for, our financial results prepared and presented in accordance with GAAP.
Adjusted Net Loss and Adjusted EBITDA
We calculate Adjusted Net Loss as net income (loss) adjusted for the impact of stock-based compensation expense, change in the fair value of warrants, change in the fair value of bifurcated derivative, interest on Pre-Closing Bridge Notes, and other non-core operational expenses.
We calculate Adjusted EBITDA as net income (loss) adjusted for the impact of stock-based compensation expense, change in the fair value of warrants, change in the fair value of bifurcated derivative, interest on Pre-Closing Bridge Notes, and other non-recurring or non-core operational expenses, as well as interest and amortization on non-funding debt (which includes interest on the Convertible Note), depreciation and amortization expense, and income tax expense.
The following table presents a reconciliation of Net Income (Loss) to Adjusted Net Loss and Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2023	2022
Adjusted Net Loss
Net (loss) income	$(536,420)	$(877,077)
Stock-based compensation expense (1)	54,145	30,542
Change in fair value of warrants (2)	507	—
Change in fair value of convertible preferred stock warrants (2)	(266)	(28,901)
Change in fair value of bifurcated derivative (3)	236,603	(236,603)
Interest on Pre-Closing Bridge Notes (4)	—	272,667
Restructuring, impairment, and other expenses (5)	17,459	246,485
Adjusted Net Loss	$(227,972)	$(592,887)
Adjusted EBITDA
Net (loss) income	$(536,420)	$(877,077)
Income tax expense / (benefit)	1,998	1,100
Depreciation and amortization expense (6)	42,891	49,042
Stock-based compensation expense (1)	54,145	30,542
Interest and amortization on non-funding debt (7)	19,916	13,450
Interest on Pre-Closing Bridge Notes (4)	—	272,667
Restructuring, impairment, and other expenses (5)	17,459	246,485
Change in fair value of warrants (2)	507	—
Change in fair value of convertible preferred stock warrants (2)	(266)	(28,901)
Change in fair value of bifurcated derivative (3)	236,603	(236,603)
Adjusted EBITDA	$(163,167)	$(529,295)
__________________
(1)Stock-based compensation represents the non-cash grant date fair value of stock-based instruments utilized to incentivize employees and consultants recognized over the applicable vesting period. This expense is a non-cash expense. We exclude this expense from our internal operating plans and measurement of financial performance (although we consider the dilutive impact to our stockholders when awarding stock-based compensation and value such awards accordingly).
(2)Change in fair value of convertible preferred stock warrants and other warrants which comprises the Public Warrants and Private Warrants as well as the Sponsor Locked-Up Shares, represents the change in fair value of liability-classified warrants as presented in our Consolidated Statements of Operations and Comprehensive Loss. This charge is a non-cash charge.
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
(5)Restructuring, impairment, and other expenses are primarily comprised of employee one-time termination benefits and impairment of Loan Commitment Asset. For details on the breakout, please refer to Note 5 to our consolidated financial statements included elsewhere in this Annual Report.
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
Liquidity and Capital Resources
To date, our principal sources of liquidity have been borrowings through warehouse lines of credit and our corporate line of credit, cash flow from our operations, including the sale of loans we produce and sell into the secondary market and interest income on loans held for sale, issuance of convertible debt, and the net proceeds we receive through private sales of our equity securities. On August 22, 2023, the Company consummated the Business Combination. Gross proceeds from the Business Combination totaled approximately $568 million, which included funds held in Aurora’s trust account of $21.4 million, the purchase for $17.0 million by the Sponsor of 1.7 million shares of Class A Common Stock, and $528.6 million from SB Northstar in return for issuance by Better Home & Finance of the Convertible Note.

Borrowings under our warehouse lines of credit (as described further below) are used to produce loans. As of December 31, 2023, we had 3 warehouse lines of credit in different amounts and with various maturities, with an aggregate available amount of $425.0 million.
Future Capital Requirements
In connection with the Closing of the Business Combination, we obtained $568 million in additional capital, primarily from issuance of the Convertible Note. This provided us with increased financial flexibility to execute our strategic objectives, including developing our platform and continuing to improve our technology and making strategic investments in complementary businesses, technologies and other assets. Subject to the continued listing of our Class A Common Stock on Nasdaq, we believe that we have sufficient liquidity to enable us to meet our obligations for at least twelve months from the date the consolidated financial statements were issued.
Our ability to generate cash from operations, however, is subject to our performance, general economic conditions, industry trends and other factors. We expect to continue to incur net losses in future periods due to fluctuations and increases in interest rates and continued investments that we intend to make in our business (including investments to expand our product offerings). To the extent that funds from the Business Combination, including the drawdown of the Convertible Note, combined with existing cash, cash equivalents, short-term investments and assets and operating cash flow, are insufficient to fund our future activities and requirements, we would need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur.
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
As of December 31, 2023 and 2022, we had the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	Amount Outstanding December 31, 2023	Amount Outstanding December 31, 2022
Funding Facility 1 (1)	January 31, 2024	100,000	61,709	89,673
Funding Facility 2 (2)	August 4, 2023	—	—	9,845
Funding Facility 3 (3)	December 6, 2024	150,000	40,088	44,531
Funding Facility 4 (4)	August 2, 2024	$175,000	$24,421	$—
Total warehouse lines of credit		$425,000	$126,218	$144,049
__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. Cash collateral deposit of $15.0 million is maintained. Subsequent to December 31, 2023, the Company extended the maturity to July 31, 2024.
(2)Interest charged under the facility was at the 30-day term SOFR plus 1.77%. Funding Facility 2 matured on August 4, 2023 and the Company did not extend beyond maturity. Prior to maturity, the size of the facility was 150.0 million.
(3)Interest charged under the facility is at the 30-day term SOFR plus 2.10% - 2.25%. Cash collateral deposit of $3.8 million was maintained and included in restricted cash.
(4)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of December 31, 2023.

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
Corporate Line of Credit
Historically, our principal source of non-funding debt was our Corporate Line of Credit. In July 2023, the Company made principal payments of $12.9 million on the Corporate Line of Credit. In August 2023, the Company repaid the remaining principal balance on its Corporate Line of Credit of $110.7 million before the Closing of the Business Combination. The August 2023 repayment of $110.7 million consisted of $98.4 million that was remitted directly to the Lender from the sale of pledged Company funded LHFS, a security deposit of $7.0 million that was in escrow, and an additional cash payment of $5.4 million. As the Company repaid the Corporate Line of Credit in full earlier than what was contractually required, the Company paid a make-whole amount that represents minimum interest for the Lender of $4.5 million. Through the repayment of the Corporate Line of Credit, the facility was terminated and is no longer available for borrowings.
Pre-Closing Bridge Notes
In connection with the Closing of the Business Combination, the Pre-Closing Bridge Notes held by SB Northstar in an aggregate principal amount of $650.0 million automatically converted into Class C Common Stock at a conversion price of $10.00 per share (the “Bridge Note Conversion”). In connection with the Bridge Note Conversion, the Company issued an aggregate 65.0 million shares of Class C Common Stock to a trust designated by SB Northstar.
In addition, the Pre-Closing Bridge Notes held by the Sponsor in an aggregate principal amount of $100.0 million were exchanged for 40.0 million shares of Class A Common Stock.
Issuance of Convertible Note
In August 2023, we issued to SB Northstar the Convertible Note pursuant to an Indenture, dated as of August 22, 2023 (the “Indenture”). The Convertible Note bears 1% interest per annum and matures on August 22, 2028, unless earlier converted or redeemed. The Convertible Note is convertible, at the option of SB Northstar, into shares of the Company’s Class A Common Stock, with an initial conversion rate per $1,000 principal amount of Convertible Note equal to (a) $1,000 divided by (b) a dollar amount equal to 115% of the First Anniversary VWAP (as defined in the Indenture), subject to adjustments as described therein. The Indenture provides that the First Anniversary VWAP may be no less than $8.00 and no greater than $12.00, subject to adjustments as described therein. The Convertible Note may be redeemed at the option of the Company at a redemption price of 115% of par plus accrued interest in cash, at any time on or before the 30th trading day prior to the maturity date of the Convertible Note if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days during the 30 trading day period ending on, and including, the trading day immediately preceding the date of notice of optional redemption.
The Convertible Note permits the Company to designate up to $150 million of indebtedness that is senior to the Convertible Note, in addition to certain other customary exceptions. In addition, the Indenture requires that if a domestic subsidiary of the Company guarantees other senior indebtedness of the Company, such subsidiary would also be required to guarantee the Convertible Note, subject to certain exceptions for non-profit subsidiaries and regulated mortgage origination subsidiaries.
Nasdaq Compliance Requirements
On October 12, 2023, the Company was notified by the Nasdaq Staff that the Company is not in compliance with the Bid Price Rule for continued listing and that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. If our Class A Common Stock ceases to be listed on the Nasdaq, such delisting would constitute a fundamental change under the indenture for the Convertible Note that would require the Company to redeem the Convertible Note prior to maturity for an amount in cash equal to the principal amount of such Convertible Note plus accrued and unpaid interest to the redemption date. As of December 31, 2023, the Company had cash and cash equivalents, together with short-term investments and restricted cash, of $554 million, compared to $528.6 million principal amount outstanding under the Convertible Note. If the Company is required to redeem the Convertible Note prior to maturity, the Company may not have sufficient available cash and cash equivalents or be able to obtain additional liquidity, on acceptable terms or at all, to enable the Company to redeem or refinance the Convertible Note. See “Risk Factors—Risks Related to Ownership of Common Stock and Better Home & Finance Operating as a Public Company—Since the Class A Common Stock is currently trading under $1.00, Nasdaq may delist our securities from trading on its exchange, which would limit investors’ ability to make transactions in our securities, subject us to additional trading restrictions and require us to redeem the Convertible Note.”
The Company is evaluating options for regaining compliance with the $1.00 minimum bid price rule. On March 19, 2024, the Company's Board approved a proposal for its annual meeting of stockholders in 2024 to seek stockholder approval to declare and effect one or more reverse stock splits designed to increase the price of the Class A Common Stock above the $1.00 minimum bid price rule to maintain its Nasdaq listing. Directors and officers, certain senior employees, and significant stockholders, who together hold a majority of the voting power of our outstanding Common Stock, have indicated that they will vote to approve the reverse stock splits at the Company’s 2024 annual meeting of stockholders.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(159,720)	$938,251
Net cash (used in) provided by investing activities	$(38,594)	$(34,582)
Net cash provided by (used in) financing activities	$381,402	$(1,537,204)
Year Ended December 31, 2023 as Compared to Year Ended December 31, 2022
Operating Activities
Net cash used by operating activities was $160 million for the year ended December 31, 2023, a decrease of $1,098 million, or 117%, compared to net cash provided by operating activities of $938 million for the year ended December 31, 2022. Cash used by operating activities primarily consisted of net losses and changes in operating assets and liabilities. Cash used by operating activities was offset by adjustments for non-cash items such as changes in fair value of bifurcated derivative, stock-based compensation, depreciation and amortization, and proceeds from sales of LHFS in excess of originations of LHFS. The net cash provided by operating activities for the year ended December 31, 2022, primarily reflects the proceeds from sales of mortgage loans in excess of new originations offset by net losses.
Investing Activities
Net cash used in investing activities was $39 million for the year ended December 31, 2023, an increase in cash used of $4 million, or 12%, compared to net cash used in investing activities of $35 million for the year ended December 31, 2022. The increase in cash used in investing activities primarily consists of the acquisition of businesses and net purchase of short-term investments. The increase in cash used in investing activities was offset by a reduction in cash used for additions to our internal use software when compared to the year ended December 31, 2022 as we have looked to reduce cash burn we have also reduced certain investments in internal use software not deemed critical.
Financing Activities
Net cash provided by financing activities was $381 million for the year ended December 31, 2023, an increase of $1,919 million, or 125%, compared to net cash used by financing activities of $1,537 million for the year ended December 31, 2022. The increase in cash provided by financing activities was primarily driven the Closing of the Business Combination which resulted in cash proceeds of $568 million from the issuance of the Convertible Note, exercise of preferred stock warrants, proceeds from the Business Combination, and proceeds from the issuance of Common Stock, offset by the full repayment of our Corporate Line of Credit as well as repayments on our warehouse lines of credit in excess of borrowings on our warehouse lines of credit. Cash used in investing activities for the year ended December 31, 2022 was primarily driven by repayments on our warehouse lines of credit in excess of borrowings on our warehouse lines of credit which was significantly higher for the year ended December 31, 2022 as the volume of loans sold was much higher during that period when compared to the year ended December 31, 2023.
Material Cash Requirements
Operating lease commitments
While we have many small offices across the country for licensing purposes, we lease significant office space under operating leases with various expiration dates through June 2030 in New York, California, North Carolina, India, and in the U.K. For the years ended December 31, 2023 and 2022, our operating lease costs were $12 million and $21 million, respectively.
Due to our reduced headcount, we also began to reduce our real estate footprint. We have impaired right-of-use assets related to office space that is no longer in use or has been completely abandoned. Leases where we are unable to terminate or amend the lease with the landlord remain on the balance sheet under operating lease liabilities. In February 2023, we entered into a lease amendment with a landlord to surrender an office floor and reassign the lease to a third party. We had a right-of-use asset and operating lease liability of $13.0 million related to the office space and as part of the amendment we paid $4.7 million in cash to the third party. The amendment relieves us of the primary obligation under the original lease and is considered a termination of the original lease and as such the related right-of-use asset and lease liability are no longer on our balance sheet as of December 31, 2023. As of December 31, 2023 and 2022, we had lease liabilities of $31.2 million and $57.5 million, respectively.
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

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as described in Item 303 of Regulation S-K that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with GAAP. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Our significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report. We believe that the accounting policies described below reflect our most critical accounting policies and estimates, which represent those that involve a significant degree of judgment and complexity and are based on management’s best estimates. Our management evaluates our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment.
Loans Held for Sale, at Fair Value
We sell our loans held for sale to secondary market loan purchasers. These loans can be sold in one of two ways: (1) servicing released or (2) servicing retained. If a loan is sold servicing released, we have sold all the rights to the loan and the associated servicing rights.
If a loan is sold servicing retained, we have sold the loan and kept the servicing rights, and thus we are responsible for collecting monthly principal and interest payments and performing certain escrow services for the Loan Purchaser. The Loan Purchaser, in turn, pays a fee for these services.
Other than in periods of market dislocation, we generally aim to sell all of our loans servicing released. For loans sold servicing retained, we engage a third-party sub-servicer to collect monthly payments and perform associated services.
Loans held for sale include residential loans produced for sale through our loan lender subsidiary, Better Mortgage Corporation. We elect the fair value option, in accordance with Financial Accounting Standards Board's Accounting Standards Codification Topic ("ASC") 825-Financial Instruments, for all loans held for sale with changes in fair value recorded in Mortgage platform revenue, net. Our management believes that the election of the fair value option for loans held for sale improves financial reporting by presenting the most relevant market indication of loans held for sale. The fair value of loans held for sale is based on market prices and yields, at period end, in normal outlets used by us. We account for the gains or losses resulting from sales of loans based on the guidance of ASC 860-20-Sales of Financial Assets. At the time of funding, we recognize the loan held for sale on our consolidated balance sheet at fair value with subsequent changes in fair value recorded as gains and losses on our consolidated statement of operations until the loan is sold to the Loan Purchaser. Interest income on loans held for sale is calculated based upon the note rate of the loan. Loan production fees and certain other fees are expensed as incurred, or at the time of funding for the respective loan.
Loans held for sale are considered sold when we surrender control over the loans. Control is considered to have been surrendered when all of the following have been satisfied: the transferred loans have been isolated from us, beyond the reach of us and our creditors, and the loan purchaser obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans. We typically consider the above criteria to have been met upon receipt of sales proceeds from the loan purchaser.
Derivatives and Hedging Activities
We enter into IRLCs to originate mortgage loans, at specified interest rates and within a specified period of time, with potential borrowers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs are not designated as accounting hedging instruments and are reflected in the consolidated balance sheets as derivative assets or liabilities at fair value with changes in fair value recorded in current period earnings. The fair value of IRLCs are measured based on the value of the underlying mortgage loan, quoted MBS prices, estimates of the fair value of the MSRs, and adjusted by the estimated loan funding probability, or “pull-through factor.” Significant changes in the pull-through factor of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. Movements in interest rates can pose a risk to us in either a rising or declining interest rate environment. Additionally, when interest rates rise, loans held for sale and any applications in process with IRLCs decrease in value.
We manage our exposure to movements in interest rates by entering into forward sales commitment contracts for the sale of our mortgage loans held for sale or mortgage loans in the pipeline. These contracts are loan sales agreements in which we commit in principle to delivering a mortgage loan of a specified principal amount and quality to a loan purchaser at a specified price on or before a specified date. Generally, the price the loan purchaser will pay us is agreed upon prior to the loan being funded (i.e., on the same day we commit to lend funds to a potential borrower). The fair value of forward sales commitments are determined based on quoted prices for similar instruments, dealer quotes, and pricing models that are primarily sensitive to market observable data. Under the majority of the forward sales commitment contracts, if we fail to deliver the agreed-upon mortgage loans by the specified date, we must pay a “pair-off” fee to compensate the loan purchaser. We enter into forward sales commitment contracts with counterparties under Master Securities Forward Transaction Agreements, which contain a legal right to offset amounts due to and from the same counter party and can be settled on a net basis. Our forward sale commitments are not designated as accounting hedging instruments and are reflected in the consolidated balance sheets as derivative assets or liabilities at fair value with changes in fair value recorded in current period earnings. We do not utilize any other derivative instruments to manage risk.
Income Taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between financial statements carrying amounts of existing assets and liabilities and their respective tax bases, as well as from net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred income tax assets to the amount expected to be realized based on management’s consideration of all positive and contradictory evidence available, including taxable income in carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. We evaluate uncertainty in income tax positions based on a more-likely-than-not recognition standard. If that threshold is met, the tax position is then measured at the largest amount that is greater than 50% likely of being realized upon ultimate settlement.
We recorded an income tax provision of $2 million (0.38%) effective income tax rate) and $1.1 million (0.13%) effective income tax rate)) in 2023 and 2022 respectively. Our effective tax rate on income varies between periods due, in part, to the impact of changes in pre-tax income and non-deductible expenses relative to our pre-tax earnings. Our effective income tax rate in 2023 decreased by (0.25%) compared to 2022. Deferred tax assets, net of deferred tax liabilities and valuation allowances, were approximately $203.0 thousand as of December 31, 2023, a decrease of $84.0 thousand from December 31, 2022. The decrease in our net deferred tax assets was primarily driven by the increase in valuation allowance, partially offset by the increase in net operating losses which is the largest deferred tax asset. We recorded valuation allowances of $347 million and $270 million as of December 31, 2023 and 2022, respectively.
We provide additional information on income taxes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “Note 19. Income Taxes” to our consolidated financial statements included with this Annual Report.
Stock-Based Compensation
We account for stock-based compensation in accordance with ASC Topic 718, “Compensation-Stock Compensation.” We calculate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model, and the expense is recognized over the requisite service period for awards expected to vest using the straight-line method. This model requires various significant judgmental assumptions in order to derive a final fair value determination for each type of award, including the expected term, expected volatility, expected dividend yield, risk-free interest rate, and fair value of our stock on the date of grant. The requisite service period for stock options is generally four years.
Prior to the Closing of the Business Combination, there was no public market for our Common Stock, and as such the fair value of our equity had historically been approved by our Board as of the date stock-based awards were granted. In estimating the fair value of our Common Stock, we used the assistance of a third-party valuation specialist and considered factors we believed are material to the valuation process, including, but not limited to, the price at which recent equity was issued by us to independent third parties or transacted between third parties, actual and projected financial results, risks, prospects, and economic and market conditions, among other factors. We believe the combination of these factors provided an appropriate estimate of our expected fair value and reflects the best estimate of the fair value of our Common Stock at each grant date. For awards issued subsequent to the Closing of the Business Combination, the fair value of our Common Stock on the public market is used to determine the fair value of stock options issued.
Recent Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements included with this Annual Report, for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report.
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an EGC can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs but any such election to opt out is irrevocable. The Company has not elected to opt out of such extended transition period which means that when a financial accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company will be eligible to use this extended transition period under the JOBS Act until the earlier of the date it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of the Company’s financials to those of other public companies more difficult.
We will cease to be an EGC on the date that is the earliest of (i) the end of the Company’s fiscal year in which its total annual gross revenue exceeds $1.235 billion, (ii) the last day of the Company’s fiscal year following March 8, 2026 (the fifth anniversary of the date on which Aurora consummated its initial public offering), (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the preceding three-year period or (iv) the last day of the Company’s fiscal year in which the market value of the Company’s Class A Common Stock held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second quarter. As of June 30, 2023, the last business day of our second quarter, the market value of Aurora’s class A ordinary shares held by non-affiliates was less than $700 million. As a result, the Company continues to be an EGC as of December 31, 2023.
Additionally, we are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies. In addition, for so long as we continue to qualify as a non-accelerated filer, we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
We will continue to be a smaller reporting company as long as either (i) the market value of our Class A Common Stock held by non-affiliates is less than $250 million as of the last business day of our most recently completed second quarter or (ii) our annual revenue is less than $100 million during the most recently completed year and the market value of our Class A Common Stock held by non-affiliates is less than $700 million as of the last business day of our most recently completed second quarter. As of June 30, 2023, the last business day of the Company’s most recent second quarter (prior to the Closing of the Business Combination), the market value of Aurora’s class A ordinary shares held by non-affiliates was less than $250 million. As a result, the Company continues to be a smaller reporting company as of December 31, 2023.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to a variety of risks which can affect our operations and potential to again achieve profitability. We broadly define these areas of risk as interest rate risk, credit risk, prepayment risk, inflation risk, counterparty risk, and foreign currency exchange risk.
Interest Rate Risk
We are subject to interest rate risk, which impacts our production volume and associated revenue, IRLCs and LHFS valuations, and the net interest margin derived from our funding facilities. We anticipate that interest rates will remain our primary market risk for the foreseeable future.

More specifically, similar to other mortgage companies, our business performance, Funded Loan Volume and Gain on Sale Margin are negatively correlated with changes in interest rates. As interest rates rise, the population of customers who can save money by refinancing, because their existing mortgage rate is higher than current mortgage rates, declines. This creates a supply-demand imbalance where mortgage lenders are competing for fewer customers and become increasingly price competitive to win customers, thereby accepting lower potential gain on sale margin. This competition manifests in industry-wide gain on sale margin compression. Additionally, we see our Gain on Sale Margin compress further at marginally higher volumes.
In addition, changes in interest rates affect our assets and liabilities measured at fair value, including LHFS, IRLCs, MSR value and hedging arrangements. As interest rates decline, our LHFS and IRLCs generally increase in value while our hedging instruments utilized to hedge against interest rate risk decrease in value, and vice versa.
Our LHFS, which are held awaiting sale into the secondary market, and our IRLCs, which represent an agreement to extend credit to a potential customer whereby the interest rate on the loan is set prior to funding, as well as MSRs, to the extent held, are impacted by changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date or (ii) the date of sale into the secondary mortgage market. Our average holding period of the loan from funding to sale was approximately 21 days in 2023.
Interest rate risk also occurs in periods where changes in short-term interest rates result in loans being produced with terms that provide a smaller interest rate spread above the financing terms of our warehouse lines of credit, which can negatively impact its net interest income.
We manage the interest rate risk associated with our outstanding IRLCs, LHFS and servicing rights by entering into hedging instruments. Management expects these hedging instruments will experience changes in their fair value opposite to changes in the fair value of the IRLCs and LHFS, thereby reducing earnings volatility. We design our hedging strategy to maximize effectiveness and minimize basis risk, which is the risk that the hedging instrument’s price does not move in parallel with the increase or decrease in the market price of the hedged financial instrument.
As of December 31, 2023 and December 31, 2022 we were exposed to interest rate risk on $170.2 million and $248.8 million, respectively, of LHFS as well as $1.6 million and $1.5 million, respectively, of net IRLCs in our consolidated balance sheets. As of December 31, 2023, a hypothetical decrease in interest rates by 25 basis points, 50 basis points, and 100 basis points would result in a $2.1 million, $2.1 million, and $2.1 million increase, respectively, in the combined fair value of our LHFS and IRLCs. As of December 31, 2023, a hypothetical increase in interest rates by 25 basis points, 50 basis points, and 100 basis points would result in a $2.1 million, $2.0 million, and $1.9 million decrease, respectively, in the combined fair value of our LHFS and IRLCs.
The interest rate sensitivity ranges presented here are to show a realistic representation of potential short term changes in interest rates, compared to the maximum daily change in 30-year mortgage interest rates over the last six years of approximately 30 basis points according to data from Optimal Blue, and the maximum weekly change in interest rates over the last 30 years of approximately 55 basis points according to data from Freddie Mac.
Credit Risk
We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. We attempt to mitigate this risk through stringent underwriting standards, post-closing procedures and retention of subservicing agents to monitor loan performance. For the year ended December 31, 2023, our average customer had, approximately, an average loan balance of $351,877, age of 40, FICO score of 759, and annual household income of $167,950. We also aim to sell loans into the secondary market shortly after production, although we are also subject to credit risk with regard to the counterparties involved in the derivative transactions and revenues from servicing regarding loans sold on the secondary market.
Better Home & Finance's origination volume largely conforms to GSE standards, specifically those of Fannie Mae and Freddie Mac, which have specific loan to value requirements. Freddie Mac's guidelines provide that the maximum loan to value for a conforming purchase in non-cash out refinance mortgages is 95% for a one-unit primary residence. For the year ended December 31, 2023 and the year ended December 31, 2022, 96% and 94%, respectively, of Better Home & Finance's loans, excluding HELOC loans, conformed to GSE standards.
Generally, all loans sold into the secondary market are sold with limited recourse. For such loans, our credit risk is limited to repurchase obligations due to fraud or production defects. For loans that were repurchased or not sold in the secondary market, we are subject to credit risk to the extent a borrower defaults and the proceeds upon ultimate foreclosure and liquidation of the property are insufficient to cover the amount of the mortgage plus expenses incurred. We believe that this risk is mitigated through the implementation of stringent underwriting standards, strong fraud detection tools, and technology designed to comply with applicable laws and our standards.
Inflation Risk
Almost all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors will influence our performance more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Additionally, our financial statements are prepared in accordance with GAAP and our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.
Counterparty Risk
We are subject to risk that arises from our financing facilities and interest rate risk hedging activities. These activities generally involve an exchange of obligations with unaffiliated banks or companies, referred to in such transactions as “counterparties.” If a counterparty were to default, we could potentially be exposed to financial loss if such counterparty were unable to meet its obligations to us. We manage this risk by selecting only counterparties that we believe to be financially strong, spreading the risk among many such counterparties, placing contractual limits on the amount of unsecured credit extended to any single counterparty, and entering into netting agreements with the counterparties as appropriate.
Foreign Currency Exchange Risk
Through December 31, 2023, the majority of our revenue from customer arrangements has been denominated in U.S. dollars as we have limited revenue generating operations outside the United States. Our foreign currency operations include a non-operating service entity with an India Rupee functional currency as well as several operating entities resulting from acquisitions in the United Kingdom with the British pound sterling as the functional currency. We have focused on our expansion in the United Kingdom and expect our operations to make up a greater portion of revenue or costs in the near future. Activity in Indian Rupees and British pound sterling are not currently considered material by our management, given the majority of our revenue and costs are generated in the United States. Accordingly, we believe we do not currently have a material exposure to foreign currency exchange risk. In the future however, we expect our exposure to foreign currency exchange risk to increase in relation to the British pound sterling as we have acquired additional entities in the United Kingdom in January 2023 and in April 2023, as mentioned elsewhere in this Annual Report.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Better Home & Finance Holding Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Better Home & Finance Holding Company and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit), and cash flow, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Deloitte & Touche LLP
New York, NY
April 5, 2024
We have served as the Company's auditor since 2020.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share amounts)	2023	2022
Assets
Cash and cash equivalents	$503,591	$317,959
Restricted cash	24,475	28,106
Short-term investments	25,597	—
Mortgage loans held for sale, at fair value	170,150	248,826
Other receivables, net	16,888	16,582
Property and equipment, net	16,454	30,430
Right-of-use assets	19,988	39,723
Internal use software and other intangible assets, net	38,126	61,996
Goodwill	32,390	17,388
Derivative assets, at fair value	1,716	3,048
Prepaid expenses and other assets	56,179	66,572
Bifurcated derivative	—	236,603
Loan commitment asset	—	16,119
Total Assets	$905,554	$1,083,352
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Liabilities
Warehouse lines of credit	$126,218	$144,049
Convertible Notes	514,644	—
Pre-Closing Bridge Notes	—	750,000
Corporate line of credit, net	—	144,403
Customer Deposits	11,839	—
Accounts payable and accrued expenses	66,558	82,437
Escrow payable and other customer accounts	3,376	8,001
Derivative liabilities, at fair value	949	1,828
Convertible preferred stock warrants	—	3,096
Warrant and equity related liabilities, at fair value	2,331	—
Lease liabilities	31,202	57,508
Other liabilities (includes $390 and $440 payable to related parties as of December 31, 2023 and 2022, respectively)	25,837	59,933
Total Liabilities	782,954	1,251,255
Commitments and contingencies (see Note 15)
Convertible preferred stock, $0.0001 par value; none as of December 31, 2023; 602,405,839 shares authorized, 332,314,737 shares issued and outstanding and $420,472 liquidation preference as of December 31, 2022	—	436,280
Stockholders’ Equity (Deficit)
Common stock $0.0001 par value; 3,300,000,000 and 1,086,027,188 shares authorized as of December 31, 2023 and December 31, 2022, respectively, and 751,773,361 and 299,783,421 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	74	10
Notes receivable from stockholders	(10,111)	(53,225)
Additional paid-in capital	1,838,427	618,111
Accumulated deficit	(1,704,076)	(1,167,656)
Accumulated other comprehensive loss	(1,714)	(1,423)
Total Stockholders’ Equity (Deficit)	122,600	(604,183)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$905,554	$1,083,352
The accompanying notes are an integral part of these consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2023	2022
Revenues:
Mortgage platform revenue, net	$61,328	$101,285
Cash offer program revenue	304	228,721
Other platform revenue	11,293	38,362
Net interest income (expense)
Interest income	15,575	26,714
Warehouse interest expense	(11,680)	(17,059)
Net interest income (expense)	3,895	9,655
Total net revenues	76,820	378,023
Expenses:
Mortgage platform expenses	84,083	321,621
Cash offer program expenses	397	230,144
Other platform expenses	13,048	59,501
General and administrative expenses	147,214	185,876
Marketing and advertising expenses	22,080	69,008
Technology and product development expenses	83,815	124,308
Restructuring and impairment expenses (see Note 5)	17,459	246,485
Total expenses	368,096	1,236,943
(Loss) Income from operations	(291,276)	(858,920)
Interest and other income (expense), net
Other income	13,614	3,556
Interest expense and amortization on non-funding debt	(19,916)	(13,450)
Interest expense on Pre-Closing Bridge Notes	—	(272,667)
Change in fair value of warrants	(507)	—
Change in fair value of convertible preferred stock warrants	266	28,901
Change in fair value of bifurcated derivative	(236,603)	236,603
Total interest and other expense, net	(243,146)	(17,057)
(Loss) Income before income tax expense (benefit)	(534,422)	(875,977)
Income tax expense (benefit)	1,998	1,100
Net loss	(536,420)	(877,077)
Other comprehensive income/(loss):
Foreign currency translation adjustment, net of tax	(291)	(1,318)
Comprehensive loss	$(536,711)	$(878,395)
Per share data:
Loss per share attributable to common stockholders:
Basic	$(1.16)	$(3.01)
Diluted	$(1.16)	$(3.01)
Weighted average common shares outstanding — basic	461,684,130	291,302,441
Weighted average common shares outstanding — diluted	461,684,130	291,302,441
The accompanying notes are an integral part of these consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended December 31, 2023

	Convertible preferred stock		Common Stock		Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
(Amounts in thousands, except share and per share amounts)	Shares	Amount	Issued and Outstanding	Par Value
Balance— December 31, 2022	108,721,433	$436,280	98,078,356	$10	$(53,225)	$618,111	$(1,167,656)	$(1,423)	$(604,183)
Recapitalization of shares due to Business Combination (Note 3)	223,593,304	—	201,705,065	20	—	(20)	—	—	—
Adjusted Balance as of December 31, 2022	332,314,737	436,280	299,783,421	30	(53,225)	618,091	(1,167,656)	(1,423)	(604,183)
Conversion of convertible preferred stock to common stock	(332,314,737)	(436,280)	332,314,737	33	—	436,247	—	—	436,280
Conversion of pre-closing bridge notes to common stock	—	—	105,000,000	11	—	749,988	—		749,999
Issuance of common stock upon Business Combination close	—	—	10,004,521	1	—	37,966	—	—	37,967
Exercise of warrants	—	—	14,576,174	1	—	4,289	—	—	4,290
Transaction costs related to the Business Combination	—	—	—	—	—	(17,173)	—	—	(17,173)
Recognition of derivative liability related to earnout	—	—	—	—	—	(548)	—	—	(548)
Assumption of private & public placement warrants	—	—	—	—	—	(1,276)	—	—	(1,276)
Issuance of common stock for options exercised	—	—	1,814,551	—	—	656	—	—	656
Cancellation of common stock	—	—	(2,805,476)	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	—	—	58,284	—	—	58,284
Tax withholding upon vesting of restricted stock units	—	—	—	—	—	(5,966)	—	—	(5,966)
Shares issued for vested restricted stock units	—	—	14,007,377	1	—	—	—	—	1
Vesting of common stock issued via notes receivable from stockholders	—	—	—	—	(3,561)	3,561	—	—	—
Forfeiture of shares	—	—	(15,440,630)	(2)	30,487	(30,485)	—	—	—
Forgiveness of officer loans	—	—	—	—	988	—	—	—	988
Shares transferred in settlement of loans	—	—	(7,481,314)	(1)	15,200	(15,199)	—	—	—
Net loss	—	—	—	—	—	—	(536,420)	—	(536,420)
Other comprehensive income— foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(291)	(291)
Balance— December 31, 2023	—	$—	751,773,361	$74	$(10,111)	$1,838,427	$(1,704,076)	$(1,714)	$122,600
The accompanying notes are an integral part of these consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended December 31, 2022

	Convertible preferred stock		Common Stock		Notes Receivables from Stockholders	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
(Amounts in thousands, except share and per share amounts)	Shares	Amount	Issued and Outstanding	Par Value
Balance— December 31, 2021	108,721,433	$436,280	99,067,159	10	$(38,633)	$571,878	$(290,579)	$(105)	$242,571
Recapitalization of shares due to Business Combination (Note 3)	223,593,304	—	203,738,608	—	—	—	—	—	—
Adjusted Balance as of December 31, 2021	332,314,737	436,280	302,805,767	10	(38,633)	571,878	(290,579)	(105)	242,571
Issuance of common stock	—	—	4,563,692	—	—	14,544	—	—	14,544
Cancellation of common stock	—	—	(7,586,038)	—	—	(2,804)	—	—	(2,804)
Stock-based compensation	—	—	—	—	—	34,493	—	—	34,493
Vesting of common stock issued via notes receivable from stockholders	—	—	—	—	(14,592)	—	—	—	(14,592)
Net loss	—	—	—	—	—	—	(877,077)	—	(877,077)
Other comprehensive loss— foreign currency translation adjustment	—	—	—	—	—	—	—	(1,318)	(1,318)
Balance— December 31, 2022	332,314,737	$436,280	299,783,421	$10	$(53,225)	$618,111	$(1,167,656)	$(1,423)	$(604,183)
The accompanying notes are an integral part of these consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Cash Flows from Operating Activities:
Net loss	$(536,420)	$(877,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	5,837	13,674
Impairments	9,435	145,471
Amortization of internal use software and other intangible assets	37,054	35,749
Non-cash interest and amortization of debt issuance costs and discounts	8,191	272,667
Other non-cash adjustments	988	—
Change in fair value of warrants	507	—
Change in fair value of convertible preferred stock warrants	(266)	(28,901)
Change in fair value of bifurcated derivative	236,603	(236,603)
Stock-based compensation	54,160	30,542
(Recovery of)/Provision for loan repurchase reserve	(1,823)	33,518
Change in fair value of derivatives	452	5,695
Change in fair value of mortgage loans held for sale	26	54,266
Change in right-of-use assets	5,270	10,754
Originations of mortgage loans held for sale	(2,969,326)	(10,508,885)
Proceeds from sale of mortgage loans held for sale	3,042,526	12,035,915
Change in operating assets and liabilities:
Operating lease obligations	(10,810)	(16,150)
Other receivables, net	(97)	37,483
Prepaid expenses and other assets	14,697	(2,942)
Accounts payable and accrued expenses	(22,211)	(43,557)
Escrow payable	(4,625)	(3,554)
Other liabilities	(29,888)	(19,814)
Net cash (used in)/provided by operating activities	(159,720)	938,251
Cash Flows from Investing Activities:
Purchase of property and equipment	(456)	(11,735)
Proceeds from sale of property and equipment	764	4,548
Capitalization of internal use software	(9,322)	(23,548)
Acquisitions of businesses, net of cash acquired	(12,713)	(3,847)
Maturities of short-term investments	31,321	—
Purchase of short-term investments	(48,188)	—
Net cash used in investing activities	(38,594)	(34,582)
Cash Flows from Financing Activities:
Issuance of convertible notes	528,586	—
Exercise of convertible preferred stock warrants	1,460	—
Proceeds from Business Combination	21,616	—
Proceeds from issuance of common stock	16,351	—
Borrowings on warehouse lines of credit	2,691,968	10,131,559
Repayments of warehouse lines of credit	(2,709,799)	(11,655,427)
Repayments on finance lease liabilities	(1,062)	(1,122)
Net increase (decrease) in customer deposits	(534)	—
Repayments on corporate line of credit	(146,449)	(5,000)
Payment of debt issuance costs	(3,649)	—
Transaction costs related to the Business Combination	(17,173)	—
Proceeds from exercise of stock options	87	734
Repurchase or cancellation of common stock	—	(7,948)
Net cash provided by (used in) financing activities	381,402	(1,537,204)
Effects of currency translation on cash, cash equivalents, and restricted cash	(1,087)	726
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	182,001	(632,809)
Cash, cash equivalents, and restricted cash—Beginning of year	346,065	978,874
Cash, cash equivalents, and restricted cash—End of year	528,066	$346,065
The accompanying notes are an integral part of these consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Continued from previous page
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown on the previous page.

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Cash and cash equivalents, end of period	$503,591	$317,959
Restricted cash, end of period	24,475	28,106
Total cash, cash equivalents and restricted cash end of period	$528,066	$346,065
Supplemental Disclosure of Cash Flow Information:
Interest paid	$12,044	$13,069
Income taxes (refunded) paid	$(8,451)	$1,828
Non-Cash Investing and Financing Activities:
Assumption private placement and public warrants	$1,276	$—
India office lease termination	$2,518	$—
Recognition of derivative liability related to earnout	$548	$—
Capitalization of stock-based compensation related to internal use software	$4,123	$4,051
Vesting of stock options early exercised in prior periods	$2,781	$16,383
Vesting of common stock issued via notes receivable from stockholders	$3,561	$14,592
Acquisition earnout	$3,430	$—
Forgiveness of notes receivable from stockholders	$46,700	$—
The accompanying notes are an integral part of these consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Mortgage loans originated within the United States are through the Company’s wholly-owned subsidiary Better Mortgage Corporation (“BMC”). BMC is an approved Title II Single Family Program Lender with the U.S. Department of Housing and Urban Development’s (“HUD”) Federal Housing Administration (“FHA”), and is an approved seller and servicer with the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FMCC”). The Company has expanded into the U.K. and offers a multitude of financial products and services to consumers via regulated entities obtained through acquisitions.
On August 22, 2023 (the “Closing Date”), the Company consummated the previously announced Business Combination (the “Business Combination”), pursuant to the terms of the Agreement and Plan of Merger, dated as of May 10, 2021, as amended as of October 27, 2021, November 9, 2021, November 30, 2021, August 26, 2022, February 24, 2023 and June 23, 2023 (as amended, the “Merger Agreement”), by and among Aurora, Better Holdco, Inc. (“Pre-Business Combination Better”), and Aurora Merger Sub I, Inc., formerly a wholly owned subsidiary of Aurora (“Merger Sub”). On the Closing Date, Merger Sub merged with and into Pre-Business Combination Better, with Pre-Business Combination Better surviving the merger (the “First Merger”) and Pre-Business Combination Better merged with and into Aurora, with Aurora surviving the merger and changing its name to “Better Home & Finance Holding Company” (referred to as “Better Home & Finance”) (such merger, the “Second Merger,” and together with the First Merger, the “Business Combination” and the completion thereof, the “Closing”).
Unless otherwise indicated, references to “Better,” “Better Home & Finance,” and the “Company,” refer to (i) Pre-Business Combination Better and its consolidated subsidiaries prior to the Closing and (ii) Better Home & Finance and its consolidated subsidiaries following the Closing.
Class A common stock and warrants are listed on the Nasdaq Capital Market under the ticker symbols “BETR” and “BETRW.”
Going Concern Considerations—In connection with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Basis of Presentation - Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.
On October 12, 2023, the Company was notified by the Nasdaq Staff that the Company’s Class A common stock was not in compliance with the $1.00 minimum bid price rule for continued listing on Nasdaq, and would be subject to delisting for failure to regain compliance with such rule within the first 180-day compliance period (ending April 9, 2024) or a subsequent 180-day compliance period (ending October 6, 2024). If the Class A common stock is no longer listed on Nasdaq, or another national securities exchange, such delisting would constitute a fundamental change under the indenture for the Convertible Note that would require the Company to redeem the Convertible Note prior to maturity for an amount in cash equal to the principal amount of the Convertible Note plus accrued and unpaid interest to the redemption date. As of December 31, 2023, the Company had cash and cash equivalents, together with short-term investments of $529.2 million, compared to $528.6 million principal amount outstanding under the Convertible Note. If the Company is required to redeem the Convertible Note prior to maturity, the Company may not have sufficient available cash and cash equivalents or be able to obtain additional liquidity, on acceptable terms or at all, to enable the Company to redeem or refinance the Convertible Note and continue operating its business.
The Company is evaluating options for regaining compliance with the $1.00 minimum bid price rule. The Company applied for and, on March 7, 2024, received approval from Nasdaq to transfer the listing of its Class A common stock, from the Nasdaq Global Market to the Nasdaq Capital Market. The Class A common stock transferred to the Nasdaq Capital Market effective as of the opening of business on March 13, 2024 and continues to trade under the symbol “BETR.” On March 11, 2024, the Company applied for an additional 180-day compliance period, or until October 6, 2024, to regain

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
compliance with the bid price rule and notified Nasdaq of its intention to cure the deficiency. On March 19, 2024, the Company’s board of directors approved a proposal for its annual meeting of stockholders in 2024 to seek stockholder approval to declare and effect one or more reverse stock splits designed to increase the price of the Class A common stock above the $1.00 minimum bid price rule to maintain its Nasdaq listing. Directors and officers, certain senior employees, and significant stockholders, who together hold a majority of the voting power of our outstanding Common Stock, have indicated that they will vote to approve the reverse stock splits at the Company’s meeting of stockholders in June 2024.
Immaterial restatement corrections and reclassifications to previously issued consolidated financial statements
Immaterial restatement corrections—Subsequent to the issuance of the December 31, 2022 consolidated financial statements, the Company identified immaterial errors during the three months ended December 31, 2023, which required correction of the Company's previously issued December 31, 2022 consolidated financial statements as well as the first three quarterly periods in the year ended December 31, 2023. The impact of these errors in the prior years and prior quarters are not material to the consolidated financial statements in any prior periods. The errors are related to the timing and classification of certain expense line items on the Company’s consolidated financial statements along with their related balance sheet impact and the timing of recognition of compensation expense with reference to certain dual trigger vesting RSUs and other immaterial equity adjustments. As equity compensation is allocated across various expense financial statement line items in the consolidated statements of operations and comprehensive loss, these immaterial changes had an impact across multiple financial statement line items within the presentation of the consolidated statements of operations and comprehensive loss as presented within Note 25. The errors also include adjustments to goodwill for an estimated tax liability at acquisition that was not subsequently recorded as an adjustment to goodwill when the final tax liability was determined, as well as adjustments to right-of-use assets and lease liabilities for leases that were not captured in the correct period. Consequently, the Company has corrected these immaterial errors in the period to which they relate and will also correct previously reported financial information for such immaterial errors in future filings, as applicable. A summary of the corrections to the impacted financial statement line items from our previously issued financial statements is presented in Note 25.

Reclassifications—The Company also made certain reclassifications to prior periods’ consolidated statements of operations and comprehensive loss to conform to the current year presentation. As more fully explained in Note 2 – Revenue Recognition, the Company recognized premiums that it received in excess of the loan principal amount and certain fees charged by loan purchasers upon sale of loans into the secondary market as net gain on sale of loans in mortgage platform revenue, net in its consolidated statements of operations and comprehensive loss. However, the Company is required to repay the loan purchasers for the premium on those loans when those loans are paid by borrowers within 90 days of our sale of those loans to loan purchasers (early payoff fees). In prior periods, the Company recognized early payoff fees in expenses within mortgage platform expenses. The Company reclassified early payoff fees as contra revenue within mortgage platform revenue, net as offset to the gain originally recognized upon sale of the loan. The Company has reclassified the early payoff fees to contra revenue as it offsets the premium originally recorded in gain on sale of loans. A summary of the reclassifications to the impacted financial statement line items from our previously issued financial consolidated statements are presented in Note 25.

2. Summary of Significant Accounting Policies
Basis of Presentation—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant items subject to such estimates and assumptions include the fair value of mortgage loans held for sale, the fair value of derivative assets and liabilities, including bifurcated derivatives, interest rate lock commitments and forward sale commitments, the determination of a valuation allowance on the Company’s deferred tax assets, capitalization of internally developed software and its associated useful life, determination of fair value of the Company’s common stock, stock option and RSUs at grant date, the fair value of acquired intangible assets and goodwill, the provision for loan repurchase reserves, the incremental borrowing rate used in determining lease liabilities and the fair value of warrant liabilities.
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
Cash and Cash Equivalents—Cash and cash equivalents consists of cash on hand and other highly liquid and short-term investments with maturities of 90 days or less at acquisition. Of the cash and cash equivalents balances as of December 31, 2023 and 2022, $1.4 million and $1.7 million, respectively, were insured by the Federal Deposit Insurance Corporation (“FDIC”).
Restricted Cash—Restricted cash primarily consists of amounts provided as collateral for the Company’s various warehouse lines of credit as well as escrow funds received from and held on behalf of borrowers. In some instances, the Company may administer funds that are legally owned by a third-party which are excluded from the Company’s consolidated balance sheets. As of December 31, 2023 and 2022, the Company held $24.5 million and $28.1 million, respectively, of restricted balances in accordance with the covenants of the agreements relating to its warehouse lines of credit (Note 6) and escrow funds (Note 15).
Short-term investments—Short term investments consist of fixed income securities, typically U.K. government treasury securities and U.K. government agency securities with maturities ranging from 91 days to one year. Management determines the appropriate classification of short-term investments at the time of purchase. Short-term investments reported as held-to-maturity are those investments which the Company has both the positive intent and ability to hold to maturity and are stated at amortized cost on the consolidated balance sheets. All of the Company’s short term investments are classified as held to maturity. The Company has not recognized any impairments on these investments.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
released. For interim servicing, the Company engages a third-party sub-servicer to collect monthly payments and perform associated services.
LHFS consists of loans originated for sale by BMC. The Company elects the fair value option, in accordance with Accounting Standard Codification (“ASC”) 825 – Financial Instruments (“ASC 825”), for all LHFS with changes in fair value recorded in mortgage platform revenue, net in the consolidated statements of operations and comprehensive loss. Management believes that the election of the fair value option for LHFS improves financial reporting by presenting the most relevant market indication of LHFS. The fair value of LHFS is based on market prices and yields at period end. The Company accounts for the gains or losses resulting from sales of mortgage loans based on the guidance of ASC 860-20 – Sales of Financial Assets (“ASC 860”).
The Company issues interest rate lock commitments (“IRLC”) to originate mortgage loans and the fair value of the IRLC, adjusted for the probability that a given IRLC will close and fund, is recognized within mortgage platform revenue, net. Subsequent changes in the fair value of the IRLC are measured at each reporting period within mortgage platform revenue, net until the loan is funded. When the loan is funded, the IRLC is derecognized and the LHFS is recognized based on the fair value of the loan. The LHFS is subsequently remeasured at fair value at each reporting period and the changes in fair value are included within mortgage platform revenue, net until the loan is sold on the secondary market. When the loan is sold on the secondary market, the LHFS is derecognized and the gain/(loss) is included within mortgage platform revenue, net based on the cash settlement.
LHFS are considered sold when the Company surrenders control over the loans. Control is considered to have been surrendered when the transferred loans have been isolated from the Company, are beyond the reach of the Company and its creditors, and the loan purchaser obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans. The above criteria are typically met contemporaneously as upon receipt of sales proceeds from the loan purchaser.
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
Other Receivables, Net—Other receivables, net is net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments-Credit Losses, which requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. Management’s estimate of credit losses is based on historical collection experience and a review of the current status of other receivables. allowance is based on historical collection experience and a review of the current status of other receivables. It is reasonably possible that management’s estimate of the allowance will change. No allowance has been taken as of December 31, 2023 and 2022, respectively, as the balances reflect amounts fully collectible.
Other receivables, net consist primarily of amounts due from a third party loan sub-servicer, margin account balances with brokers, a major integrated relationship partner, and servicing partners of loan purchasers.
Derivatives and Hedging Activities—The Company enters into IRLCs to originate mortgage loans, at specified interest rates and within a specified period of time, with potential borrowers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs are not designated as accounting hedging instruments and are reflected in the consolidated balance sheets as derivative assets or liabilities at fair value with changes in fair value are recorded in current period earnings. Unrealized gains and losses on the IRLCs are recorded as derivative assets or liabilities on the

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consolidated balance sheets and in mortgage platform revenue, net within the consolidated statements of operations and comprehensive loss. The fair value of IRLCs are measured based on the value of the underlying mortgage loan, quoted MBS prices, estimates of the fair value of the mortgage servicing rights, and adjusted by the estimated loan funding probability, or “pull-through factor”.
The Company enters into forward sales commitment contracts for the sale of its mortgage loans held for sale or in the pipeline. These contracts are loan sales agreements in which the Company commits in principle to delivering a mortgage loan of a specified principal amount and quality to a loan purchaser at a specified price on or before a specified date. Generally, the price the loan purchaser will pay the Company is agreed upon prior to the loan being funded (i.e., on the same day the Company commits to lend funds to a potential borrower). Under the majority of the forward sales commitment contracts if the Company fails to deliver the agreed-upon mortgage loans by the specified date, the Company must pay a “pair-off” fee to compensate the loan purchaser. The Company’s forward sale commitments are not designated as accounting hedging instruments and are reflected in the consolidated balance sheets as derivative assets or liabilities at fair value with changes in fair value are recorded in current period earnings. Unrealized gains and losses from changes in fair value on forward sales commitments are recorded as derivative assets or liabilities on the consolidated balance sheets and in mortgage platform revenue, net within the consolidated statements of operations and comprehensive loss. Forward commitments are entered into under arrangements between the Company and counterparties under Master Securities Forward Transaction Agreements, which contain a legal right to offset amounts due to and from the same counterparty and can be settled on a net basis. The Company has evaluated agreements with counterparties and for those counterparties that meet the conditions, positions are presented net. The Company does not utilize any other derivative instruments to manage risk.
Fair Value Measurements—Assets and liabilities recorded at fair value on a recurring basis on the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The price used to measure fair value is not adjusted for transaction costs. The principal market is the market in which the Company would sell or transfer the asset with the greatest volume and level of activity for the asset. In determining the principal market for an asset or liability, it is assumed that the Company has access to the market as of the measurement date. If no market for the asset exists, or if the Company does not have access to the principal market, a hypothetical market is used.
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
Assets and liabilities measured at fair value on a recurring basis include LHFS, derivative assets and liabilities, including IRLCs and forward sale commitments, bifurcated derivatives, convertible preferred stock warrants and warrant liabilities. Common stock warrants are measured at fair value at issuance only and are classified as equity on the consolidated balance sheets. When developing fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. However, for certain instruments, the Company must utilize unobservable inputs in determining fair value due to the lack of observable inputs in the market, which requires greater judgment in measuring fair value. In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are based primarily upon the Company’s own estimates, and the measurements reflect information and assumptions that management believes a market participant would use in pricing the asset or liability.
Upon the Closing of the Business Combination and issuance of the Convertible Note, the Loan commitment asset was reclassified as a discount to the Convertible Note and was amortized as part of interest expense over the term of the note.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment—Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation expense is computed on the straight-line method over the estimated useful life of the asset, generally three to five years for computer and hardware and four to seven years for furniture and equipment. Leasehold improvements are depreciated over the shorter of the related lease term or the estimated useful life of the assets. Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are charged to operations as incurred while costs of additions and improvements are capitalized.
The Company’s property and equipment are considered long-lived assets and are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset and the asset’s carrying amount.
If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of their carrying amount or the fair value of the asset, less costs to sell. See Note 5 for details on the Company’s impairment losses included within restructuring and impairment expenses on the consolidated statements of operations and comprehensive loss.
Goodwill—Goodwill represents the excess of the purchase price of an acquired business over the fair value of the assets acquired, less liabilities assumed in connection with the acquisition. Goodwill is tested for impairment at least annually on the first day of the fourth quarter at each reporting unit level, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired, and is required to be written down when impaired.
The guidance for goodwill impairment testing begins with an optional qualitative assessment to determine whether it is more likely than not that goodwill is impaired. The Company is not required to perform a quantitative impairment test unless it is determined, based on the results of the qualitative assessment, that it is more likely than not that goodwill is impaired. The quantitative impairment test is prepared at the reporting unit level. In performing the impairment test, management compares the estimated fair values of the applicable reporting units to their aggregate carrying values, including goodwill. If the carrying amounts of a reporting unit including goodwill were to exceed the fair value of the reporting unit, an impairment loss is recognized within the consolidated statements of operations and comprehensive loss in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company currently has only one reporting unit.
Internal Use Software and Other Intangible Assets, Net—The Company reports and accounts for acquired intellectual properties included in other intangible asset with an indefinite life, such as domain name, under ASC 350, Intangibles-Goodwill and Other (“ASC 350”). Intangible assets with indefinite lives are recorded at their estimated fair value at the date of acquisition and are tested for impairment on an annual basis as well as when there is reason to suspect that their values have been diminished or impaired. Any write-downs will be included in results from operations.
Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method.
The Company capitalizes certain development costs incurred in connection with its internal use software and website development. Software costs incurred in the preliminary stages of development are expensed as incurred. Once a software application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial software testing. The Company also capitalizes costs related to specific software upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Software maintenance costs are expensed as incurred. For website development, costs incurred in the planning stage are expensed as incurred whereas costs associated with the application and infrastructure development, graphics development, and content development are capitalized depending on the type of cost in each of those respective stages. Internal use software and website development are amortized on a straight-line basis over its estimated useful life, generally three years.
Impairment of Long-Lived Assets—Long‑lived assets, including property and equipment, right-of-use assets, capitalized software, and other finite-lived intangible assets, are evaluated for recoverability when events or changes in circumstances indicate that the asset may have been impaired. In evaluating an asset for recoverability, the Company considers the future cash flows expected to result from the continued use of the asset and the eventual disposition of the asset. If the sum of the expected future cash flows, on an undiscounted basis, is less than the carrying amount of the asset,

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized. See Note 5 for details on the Company’s impairment losses included within restructuring and impairment expenses on the consolidated statements of operations and comprehensive loss.
Impairment of Indefinite-Lived Intangible Assets—In accordance with ASC 350-30-65 Goodwill and Other Intangible Assets, the Company assesses the impairment of indefinite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include items such as significant underperformance compared to historical or projected future operating results and significant changes in the manner or use of the acquired assets or the strategy for the overall business.
When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. See Note 5 for details on the Company’s impairment losses included within restructuring and impairment expenses on the consolidated statements of operations and comprehensive loss.
Warehouse Lines of Credit—Warehouse lines of credit represent the outstanding balance of the Company’s warehouse borrowings collateralized by mortgage loans held for sale or related borrowings collateralized by restricted cash. Generally, warehouse lines of credit are used as interim, short-term financing which bears interest at a fixed margin over an index rate, such as the Secured Overnight Financing Rate (“SOFR”). The outstanding balance of the Company’s warehouse lines of credit will fluctuate based on its lending volume. The advances received under the warehouse lines of credit are based upon a percentage of the fair value or par value of the mortgage loans collateralizing the advance, depending upon the type of mortgage loan. Should the fair value of the pledged mortgage loans decline, the warehouse provider may require the Company to provide additional cash collateral or mortgage loans to maintain the required collateral level under the relevant warehouse line. The Company did not incur any significant issuance costs related to its warehouse lines of credit.
Leases—The Company accounts for its leases in accordance with ASC 842, Leases (“ASC 842”). The Company’s lease portfolio primarily consists of operating leases for a number of small offices across the country for licensing purposes as well as several larger offices for employee and Company headquarters. The Company also leases various types of equipment, such as laptops and printers. The Company determines whether an arrangement is a lease at inception.
The Company has made an accounting policy election to exempt leases with an initial term of 12 months or less (“short-term leases”) from being recognized on the balance sheet. Short-term leases are not material in comparison to the Company’s overall lease portfolio. Payments related to short-term leases are recognized in the consolidated statement of operations and comprehensive loss on a straight-line basis over the lease term. The Company also elected not to separate non-lease components of a contract from the lease component to which they relate.
For leases with initial terms of greater than 12 months, the Company determines its classification as an operating or finance lease. At lease commencement, the Company recognizes a lease obligation and corresponding right-of-use asset based on the initial present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. For leases that qualify as an operating lease, the right-of-use assets related to operating lease obligations are recorded in right-of-use assets in the consolidated balance sheets. The rate implicit on the Company’s leases are not readily determinable, therefore, management uses its incremental borrowing rate to discount the lease payments based on the information available at lease commencement. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow over a similar term, and with a similar security, in a similar economic environment, an amount equal to the fixed lease payments. The commencement date is the date the Company takes initial possession or control of the leased premise or asset, which is generally when the Company enters the leased premises and begins to make improvements in preparation for its intended use.
Non-cancelable lease terms for most of the Company's real estate leases typically range between 1-10 years and may also provide for renewal options. Renewal options are typically solely at the Company’s discretion and are only included within the lease term when the Company is reasonably certain that the renewal options would be exercised.
When a modification to the contractual terms occurs, the lease liability and right-of-use asset is remeasured based on the remaining lease payments and incremental borrowing rate as of the effective date of the modification.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company evaluates its right-of-use assets for impairment consistent with the impairments of long-lived assets policy disclosure described above.
Financing Leases—For leases that qualify as a finance lease, the right-of-use assets related to finance lease obligations are recorded in property and equipment as finance lease assets and are depreciated over the estimated useful life. The expense is included as a component of depreciation and amortization expense on the consolidated statements of operations and comprehensive loss.
Sales-Type Leases—The Company’s product offering includes a Cash Offer Program where the Company works with a prospective buyer (“Buyer”) to identify and purchase a home directly from a seller (“Seller”) and then subsequently sell the home to the Buyer (see further description of Cash Offer Program within the Revenue Recognition section below). In most instances, the Buyer will lease the home from the Company while the Buyer and Company go through the customary closing procedures to transfer ownership of the home to the Buyer. The Company accounts for these leases as a sales-type lease under ASC 842 and at lease commencement recognizes:
•Revenue for the lease payments, which includes the sales price of the home, which is included within cash offer program revenue on the consolidated statements of operations and comprehensive loss.
•Expenses for the cost of the home, including transaction closing costs, which is included within cash offer program expenses on the consolidated statements of operations and comprehensive loss.
•Net investment in the lease, which is included within prepaid expenses and other assets on the consolidated balance sheets, which consists of the minimum lease payments not yet received and the purchase price of the home to be financed through a mortgage.
When the Buyer has exercised the purchase option, the Company will derecognize the net investment in the lease which is offset by cash received from the Buyer for the purchase price of the home. For transactions that include a lease with the Buyer, the transaction from lease commencement to the closing and transfer of ownership of the home from the Company to the Buyer is typically completed in 1 to 90 days. The Cash Offer Program began in the fourth quarter of 2022 and as of December 31, 2023 and 2022, net investment in leases was none and $0.9 million, respectively, and included within prepaid expenses and other assets on the consolidated balance sheets. The Company had no leases greater than 180 days and 30 days as of December 31, 2023 and 2022, respectively.
Convertible Note—As part of the Closing of the Business Combination, the Company issued convertible notes. Upon initial issuance, convertible notes are evaluated for redemption and conversion features that could result in embedded derivatives that require bifurcation from the notes. Upon initial issuance, any embedded derivatives are measured at fair value. Convertible notes proceeds are allocated between the carrying value of the notes and the fair value of embedded derivatives on the initial issuance date. Any portion of proceeds allocated to embedded derivatives are treated as reductions in, or discounts to, the carrying value of the convertible notes on the issuance date. Embedded derivatives are adjusted to fair value at each reporting period, with the change in fair value included within the consolidated statements of operations and comprehensive income (loss). See Note 13 for further details on the Company’s Convertible Note.
Corporate Line of Credit, net of discount and debt issuance costs—The Company had a line of credit arrangement with a third-party lender. Debt and other related issuance costs are deferred and amortized through the maturity date of the line of credit as interest and amortization on non-funding debt expense. Any modifications of the line of credit arrangement are analyzed as to whether they are an extinguishment or modification of debt on a lender-by-lender basis, which is determined by whether (1) the lender remains the same, and (2) the change in the debt terms is considered substantial. Gains and losses on debt modifications that are considered extinguishments are recognized in current earnings. Debt modifications that are not considered extinguishments are accounted for prospectively through yield adjustments, based on the revised terms (see Note 13).
Warrant Liabilities—The Company assumed publicly-traded warrants (“Public Warrants”) issued in Aurora’s initial public offering, private placement warrants issued by Aurora in connection with its formation and warrants attached to certain private placement units (collectively, the “Private Warrants” and, together with the Public Warrants, the “Warrants”). Each Warrant issued entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to certain adjustments, at any time commencing 30 days after the consummation of the Business Combination (which for the avoidance of doubt was September 21, 2023). The Public Warrants are publicly traded and may be exercised on a cashless basis upon the occurrence of certain conditions. The Private Warrants are

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
exercisable on a cashless basis and are not redeemable by the Company so long as they are held by the initial purchasers or their permitted transferees, subject to certain exceptions. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.
The Company evaluated the Public Warrants and Private Warrants and concluded that both meet the definition of a derivative and will be accounted for at fair value in accordance with ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, as the Public Warrants and Private Warrants are not considered indexed to the Company's stock. Changes in the fair value of Warrants are included within change in fair value of warrants in the consolidated statement of operations and comprehensive loss.
Sponsor Locked-Up Shares—The Sponsor Locked-Up Shares are accounted for as a derivative and are included within warrants and equity related liabilities on the consolidated balance sheets. These shares are subject to transfer restrictions, which will be released contingent upon the price ofClass A common stock exceeding certain thresholds or upon some strategic events, which include events that are not indexed to Class A common stock. As the Sponsor Locked-Up Shares are not considered indexed to the Company’s stock, they are accounted for at fair value in accordance with ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. Changes in the fair value of Sponsor Locked-Up Shares are included within change in fair value of warrants in the consolidated statement of operations and comprehensive loss.
Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or expense in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred income tax assets to the amount expected to be realized based on management’s consideration of all positive and contradictory evidence available. The Company evaluates uncertainty in income tax positions based on a more-likely-than-not recognition standard. If that threshold is met, the tax position is then measured at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. If applicable, the Company records interest and penalties as a component of income tax expense.
Deferred Revenue—Deferred revenue consists of fees paid to the Company in advance for the origination of loans. Such fees primarily include advance payments for loan origination and servicing on behalf of an integrated relationship partner. Deferred revenue is included within other liabilities on the consolidated balance sheets, see Note 12 for further details.
Foreign Currency Translation—The U.S. dollar is the functional currency of the Company’s consolidated entities operating in the United States. The Company’s non U.S. dollar functional currency operations include a non-operating service entity as well as several operating entities resulting from acquisitions. All balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date. Amounts in the consolidated statement of operations and comprehensive loss have been translated using the monthly average exchange rates for each month in the year. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the consolidated statements of operations and comprehensive loss.
Revenue Recognition—The Company generates revenue from the following streams:
a)Mortgage platform revenue, net includes revenues generated from the Company's mortgage production process. See Note 4. The components of mortgage platform revenue, net are as follows:
i.Net gain (loss) on sale of loans—This represents the premium or discount the Company receives in excess of the loan principal amount and certain fees charged by loan purchasers upon sale of loans into the secondary market. Net gain (loss) on sale of loans includes unrealized changes in the fair value of LHFS which are recognized on a loan by loan basis as part of current period earnings until the loan is sold on the secondary market. The fair value of LHFS is measured based on observable market data. Also included within net gain (loss) on sale of loans is the day one recognition of the fair value of MSRs and any subsequent changes in the measurement of the fair value of the MSRs for loans sold servicing retained, including any gain or loss on subsequent sales of MSRs, and the reduction of revenue related to early payoff fees.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ii.Integrated relationship revenue (loss)—Includes fees that the Company receives for originating loans on behalf of an integrated relationship partner which are recognized as revenue (loss) upon the integrated relationship partner’s funding of the loan. Some of the loans originated on behalf of the integrated relationship partner are purchased by the Company. Subsequent changes in fair value of loans purchased by the Company are included as part of current period earnings. These loans may be sold in the secondary market at the Company’s discretion for which any gain on sale is included in this account. For loans sold on the secondary market, the integrated relationship partner will receive a portion of the execution proceeds. A portion of the execution proceeds that is to be allocated to the integrated relationship partner is accrued as a reduction of integrated relationship revenue (loss) when the loan is initially purchased from the integrated relationship partner.
iii.Changes in fair value of IRLCs and forward sale commitments—IRLCs include the fair value upon issuance with subsequent changes in the fair value recorded in each reporting period until the loan is sold on the secondary market. Fair value of forward sale commitments hedging IRLC and LHFS are measured based on quoted prices for similar assets.
b)Cash offer program revenue—The Company’s product offering includes a Cash Offer Program where the Company works with a Buyer to identify and purchase a home directly from a property Seller. The Company will then subsequently sell the home to the Buyer. The Buyer may lease the home from the Company while the Buyer and Company go through the customary closing process to transfer ownership of the home to the Buyer. Arrangements where the Buyer leases the home from the Company are accounted for under ASC 842 while arrangements where the Buyer does not lease the home are accounted for under ASC 606. The Buyer does not directly or indirectly contract with the Seller.
For arrangements under the Cash Offer Program that do not involve a lease, upon closing on the sale of the home from the Seller to the Company, the Company holds legal title of the home. The Company is responsible for any obligations related to the home while it holds title and is the legal owner and as such is considered the principal in the transaction. The Company holds in inventory any homes where the Buyer does not subsequently purchase from the Company as well as homes held while the Company is waiting to transfer the home to the Buyer. Inventory of homes are included within prepaid expenses and other assets on the consolidated balance sheets.
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
Also included in cash offer program revenue is revenue from transactions where the Company purchases the home from the Seller and subsequently leases the home to the Buyer until the title is transferred to the Buyer which is accounted for under ASC 842 in line with the Company’s accounting policy on sales-type leases as described above.
c)Other platform revenue consists of revenue from the Company’s additional homeownership offerings which primarily consist of title insurance, settlement services, and other homeownership offerings.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other homeownership offerings consist primarily of real estate services. For real estate services, the Company generates revenues from fees related to real estate agent services, including cooperative brokerage fees from the Company’s network of third-party real estate agents, as well as brokerage fees earned when the Company provides it’s in-house real estate agents to assist customers in the purchase or sale of a home. The Company recognizes revenues from real estate services upon completion of the performance obligation which is when the mortgage transaction closes. Performance obligations for real estate services are typically completed 40 to 60 days after the commencement of the home search process. Payment for these services is typically settled in cash as part of closing costs to the borrower upon closing of the mortgage transaction.
d)Net interest income (expense)—Includes interest income from LHFS calculated based on the note rate of the respective loan as well as interest expense on warehouse lines of credit.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock-Based Compensation—The Company measures and records the expense related to stock-based compensation awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. For stock-based compensation with performance conditions, the Company records stock-based compensation expense when it is deemed probable that the performance condition will be met.
The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of stock options. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based compensation awards, including the option’s expected term and the price volatility of the underlying stock. The Company calculates the fair value of stock options granted using the following assumptions:
a)Expected Volatility—The Company estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.
b)Expected Term—The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The Company has elected to use the midpoint of the stock options vesting term and contractual expiration period to compute the expected term, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
c)Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield currently available on US Treasury zero-coupon issues with a term that is equal to the options’ expected term at the grant date.
d)Dividend Yield—The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.
Forfeitures of stock options and RSUs are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from initial estimates.
The Company records compensation expense related to stock options issued to non-employees, including consultants based on the fair value of the stock options on the grant date over the service performance period as the stock options vest.
The Company previously allowed stock option holders to early exercise stock options prior to the vesting date. The early exercise of stock options not yet vested are not reflected within stockholders’ equity or on the consolidated balance sheets as they relate to unvested share awards and therefore are considered non-substantive exercises.
Net Income (Loss) Per Share—Historically, the Company followed the two-class method when computing net income (loss) per share, as the Company had issued shares that met the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. In historic periods where there was net income, we applied the two-class method to calculate basic and diluted net income (loss) per share of common stock, as our convertible preferred stock was a participating security. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to common stockholders. Historically, in periods where there is a net loss, the two-class method of computing earnings per share does not apply as the Company’s convertible preferred stock did not contractually participate in losses.
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. Historically, for purpose of this calculation, outstanding stock options, including stock options exercised not yet vested, convertible notes, convertible preferred stock and warrants to purchase shares of convertible preferred stock are considered potential dilutive common shares.
Historically, the Company's convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss attributable to common stockholders, such losses were not allocated to such participating securities. In addition, as the convertible preferred stock was able to convert into common stock, the Company used the more dilutive of the two-class method or the if-converted method in the calculation of diluted net income (loss) per share.
Diluted net income (loss) per share is the amount of net income (loss) available to each share of common stock outstanding during the reporting period, adjusted to include the effect of potentially dilutive common shares. For periods in which the Company reports net losses, basic and diluted net loss per share attributable to common stockholders are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. For the years ended December 31, 2023 and 2022, the Company reported a net loss attributable to common stockholders.
Segments—The Company has one reportable segment. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a company-wide basis for purposes of allocating resources and evaluating financial performance.
Emerging Growth Company and Smaller Reporting Company Status—We are an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an EGC can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs but any such election to opt out is irrevocable. The Company has not elected to opt out of such extended transition period which means that when a financial accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company will be eligible to use this extended transition period under the JOBS Act until the earlier of the date it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of the Company’s financials to those of other public companies more difficult.
We will cease to be an EGC on the date that is the earliest of (i) the end of the Company’s fiscal year in which its total annual gross revenue exceeds $1.235 billion, (ii) the last day of the Company’s fiscal year following March 8, 2026 (the fifth anniversary of the date on which Aurora consummated its initial public offering), (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the preceding three-year period or (iv) the last day of the Company’s fiscal year in which the market value of the Company’s Class A common stock held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second quarter. As of June 30, 2023, the last business day of our second quarter, the market value of Aurora’s class A ordinary shares held by non-affiliates was less than $700 million. As a result, the Company continues to be an EGC as of December 31, 2023.
Additionally, we are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We will continue to be a smaller reporting company as long as either (i) the market value of our Class A common stock held by non-affiliates is less than $250 million as of the last business day of our most recently completed second quarter or (ii) our annual revenue is less than $100 million during the most recently completed year and the market value of our Class A common stock held by non-affiliates is less than $700 million as of the last business day of our most recently completed second quarter. As of June 30, 2023, the last business day of the Company’s most recent second quarter (prior to the Closing of the Business Combination), the market value of Aurora’s class A ordinary shares held by non-affiliates was less than $250 million. As a result, the Company continues to be a smaller reporting company as of December 31, 2023.
Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standard Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In addition, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of the original guidance. Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate (or “LIBOR”). This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. The guidance is effective for all companies as of March 12, 2020 and can generally be applied through December 31, 2022. In December 2022, FASB issued ASU 2022-06, Reference Rate Reform ("Topic 848"): Deferral of the Sunset Date of Topic 848, because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this Update defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The adoption of the new guidance did not have a material impact on the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this standard were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investments in leases and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard eliminates the current framework of recognizing probable incurred losses and instead requires an entity to use its current estimate of all expected credit losses over the contractual life. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The amendments in this standard are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and for all other entities beginning after December 15, 2022, including interim periods within those fiscal years. The Company early adopted ASU 2016-13 on January 1, 2021, and such adoption did not have a material effect on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock” (“ASU 2023-03”). This ASU amends or supersedes various SEC paragraphs within the applicable codification to conform to past SEC staff announcements. This ASU does not provide any new guidance. ASU 2023-03 will become effective for the Company once the addition to the FASB Codification is made available. As of December 31, 2023, the Company does not expect ASU 2023-06 will have a material impact on the consolidated financial statements.
In August 2023, the FASB issued ASU 2023-04, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121 (“ASU 2023-04”). This ASU amends and adds various SEC paragraphs to the FASB Codification to reflect guidance regarding the accounting for obligations to safeguard crypto assets an entity holds for platform users. This ASU does not provide any new guidance. ASU 2023-04 will become effective for the Company once the addition to the FASB Codification is made available. As of December 31, 2023, the Company does not expect ASU 2023-04 will have any impact on the consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the Securities and Exchange Commission’s (the “SEC”) existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. As of December 31, 2023, the Company does not expect ASU 2023-06 will have a material impact on the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for our annual fiscal year 2024, and interim periods starting in fiscal year 2025. Early adoption is permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of the disclosure requirements on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company is currently assessing the impact of the disclosure requirements on the consolidated financial statements.
Recent Securities and Exchange Commission (SEC) Final Rules Not Yet Adopted
In March 2024, the SEC adopted final rules under SEC Release No. 33-11275: The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. These requirements are effective for the Company in various fiscal years, starting with its fiscal year beginning January 1, 2027. Disclosures will be required prospectively, with information for prior periods required only to the extent it was previously disclosed in an SEC filing. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. The Company is currently evaluating the impact of these final rules on its consolidated financial statements and disclosures.
3. Business Combination
The Business Combination has been accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Aurora was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Better issuing stock for the net assets of Aurora, accompanied by a recapitalization. The net assets of Aurora were recorded at fair value (which approximated historical cost considering the nature of the assets transferred), with no goodwill or other intangible assets recorded. Financial statements and footnotes presented prior to the Business Combination represent the operations of Better.
At the Closing of and in connection with the Business Combination, the following occurred:
•Exchange of Pre-Business Combination Better Stock—Each outstanding share of Better common stock prior to the Business Combination (“Pre-Business Combination Better Stock”), each warrant to purchase preferred stock was exercised and all series of preferred stock were converted to common stock and exchanged for approximately 3.06 shares (the "Exchange Ratio") of the Company’s common stock. Outstanding options to purchase Pre-Business Combination Better common stock and restricted stock units ("RSUs") were converted into the right to receive options or warrants to purchase shares of Class B common stock or RSUs representing the right to receive shares of Class B common stock, as applicable, on the same terms and conditions that are in effect with respect to such options or RSUs on the day of the closing of the

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business Combination, subject to adjustments using the Exchange Ratio.
•Private and Public Warrants—6,075,047 redeemable public warrants to acquire shares of Aurora (“Public Warrants”), together with 3,733,358 private warrants to acquire shares of Aurora (“Private Warrants” and, together with the Public Warrants, the “Warrants”), have converted into warrants to acquire shares of Class A common stock. As contemplated by the Sponsor Agreement, dated as of May 10, 2021, by and among Aurora and Novator Capital Sponsor Ltd. (“Sponsor”) (as amended, the “Sponsor Agreement”), Sponsor forfeited 1,715,014 Private Warrants, effective as of the Closing Date, which comprised 50% of the Private Warrants held by Sponsor on May 10, 2021. Each Warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share, subject to certain adjustments. The Warrants became exercisable at any time commencing 30 days after the completion of the Business Combination (which for the avoidance of doubt was September 21, 2023), and will expire five years after the Business Combination or earlier upon redemption or liquidation.
•Sponsor Locked-Up Shares—Pursuant to the Sponsor Agreement, the Sponsor forfeited upon Closing 50% of the Aurora private warrants and 20% of the Sponsor’s shares of Class A common stock received in respect of Aurora class B ordinary shares as of the Closing became subject to transfer restrictions, contingent upon the price of Class A common stock exceeding certain thresholds (the “Sponsor Locked-Up Shares”). The Sponsor Locked-Up Shares will be released in three tranches if the volume weighted average price (the “VWAP”) of Class A common stock exceeds certain price thresholds: (i) one-third of such shares will be released if VWAP for any 20 trading days during any consecutive 30-trading day period exceeds $12.50 per share, (ii) one-third of such shares will be released if the VWAP for any 20 trading days during any consecutive 30-trading day period exceeds $15.00 per share, and (iii) one-third of such shares will be released if the VWAP for any 20 trading days during any consecutive 30-trading day period exceeds $17.50 per share. In addition to the transfer restriction, upon certain change in control events included in the Sponsor Agreement, if there is a change in control event within five years following the Closing, the shares which have not reached the thresholds stated above will be forfeited. If after five years there is no such change in control event, the lock-up period will go on in perpetuity until the price thresholds are met.
•Aurora Trust Account—The Company received gross cash consideration of $21.4 million as a result of the Business Combination as well as $0.2 million from Aurora’s operating cash account.
•Convertible Note—The Company received $528.6 million from SoftBank Group Corp (“SB Northstar”) as a result of issuing notes, see Note 13 for further details.
•Sponsor Share Purchase—The purchase for $17.0 million by the Sponsor of 1.7 million shares of Class A common stock.
•Conversion of Convertible Preferred Stock and Exercise of Convertible Preferred Stock Warrants—See Note 20 for further details.
•Conversion or Exchange of Pre-Closing Bridge Notes—See Note 13 for further details.
•Transaction or Exchange costs—The Company incurred $17.2 million of equity issuance costs, consisting of financial advisory, legal, share registration, and other professional fees, which are recorded to additional paid-in capital as a reduction of transaction proceeds.
The number of shares of common stock issued immediately following the Business Combination was as follows:

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares
	Class A	Class B	Class C
Pre-Business Combination Better Stockholders	40,601,825	574,407,420	6,877,283
Legacy Aurora Public Shareholders	212,598	—	—
Legacy Aurora Non-public Shareholders (Sponsor and affiliates of Aurora)(1)	8,091,923	—	—
Pre-Closing Bridge Note Investors	40,000,000	—	65,000,000
Sponsor Share Purchase Investors	1,700,000	—	—
Total(1)	90,606,346	574,407,420	71,877,283
(1)    Excludes 694,389 Sponsor Locked-Up Shares.

4. Revenue and Sales-Type Leases
Revenue— The Company disaggregates revenue based on the following revenue streams:
Mortgage platform revenue, net consisted of the following:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Net gain (loss) on sale of loans	$37,667	$(68,231)
Integrated partnership revenue (loss)	13,308	(8,680)
Changes in fair value of IRLCs and forward sale commitments	10,353	178,196
Total mortgage platform revenue, net	$61,328	$101,285
Cash offer program revenue consisted of the following:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Revenue related to ASC 606	$—	$12,313
Revenue related to ASC 842	304	216,408
Total cash offer program revenue	$304	$228,721
Other platform revenue consisted of the following:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Real estate services	$7,092	$23,053
Homeowners Insurance Services	2,974	2,296
Title insurance	52	7,010
Settlement services	15	4,222
Other homeownership offerings	1,160	1,780
Total other platform revenue	$11,293	$38,362

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales-type Leases—The following table presents the revenue and expenses recognized at the commencement date of sales-type leases for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Cash offer program revenue	$304	$216,408
Cash offer program expenses	$278	$217,609
5. Restructuring and Impairments
In December 2020, the Company initiated an operational restructuring program that included plans for costs reductions in response to a difficult interest rate environment as well as a slowing housing market. The restructuring program, which continued during the years ended December 31, 2023 and 2022, consists of reductions in headcount and any associated costs which primarily include one-time employee termination benefits. The Company expects the restructuring initiatives to continue at least through the first half of 2024.
Due to the reduced headcount, the Company has also reduced its real estate footprint. The Company has impaired right-of-use assets related to office space that is no longer in use or has been completely abandoned. Leases where the Company is unable to terminate or amend the lease with the landlord remain on the balance sheet under lease liabilities. In February 2023, the Company entered into a lease amendment with a landlord to surrender an office floor and reassign the lease to a third party. The amendment relieves the Company of the primary obligation under the original lease and as such is considered a termination of the original lease. Due to the lease amendment, the Company impaired the right-of-use asset of $13.0 million and removed the lease liability of $13.0 million and incurred a loss of $5.3 million which included a $4.7 million payment in cash to the third party and $0.6 million in other related fees to terminate the lease early.
The Company has also impaired the right-of-use assets for equipment that is no longer used or abandoned as a result of the reduced headcount. Refer to Note 8 for further details on the Company’s leasing activities. For the years ended December 31, 2023 and 2022, the Company impaired property and equipment of $7.9 million and $4.0 million, respectively, which was related to termination of lease agreement and sale of laptops resulting from a reduction in the workforce.
The Company assessed the loan commitment asset for impairment as there were factors that indicated that it was probable that the asset had been impaired during the year ended December 31, 2022, as the probability of the Company meeting the criteria to draw on the Convertible Note declined. For the year ended December 31, 2022, the Company recorded an impairment loss of $105.6 million on the loan commitment asset.
The write-off of capitalized merger transaction costs are costs incurred and capitalized in relation to the Merger. These costs were written off on December 31, 2022 as Amendment No. 5 to the Merger Agreement was not executed until February 24, 2023 which extended the Agreement End Date from March 8, 2023 to September 30, 2023.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022, the Company’s restructuring and impairment expenses consists of the following:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Impairment of Loan Commitment Asset	$—	$105,604
Employee one-time termination benefits	2,968	102,261
Write-off of capitalized merger transaction costs	—	25,787
Impairments of Right-of-Use Assets	2,321	6,493
Real estate restructuring costs	5,284	—
Gain on lease settlement	(3,891)	—
Impairments of intangible assets	2,332	1,965
Impairment of property and equipment	7,934	4,042
Impairment of investments	200	—
Other restructuring (gains) losses	311	333
Total Restructuring and Impairments	$17,459	$246,485
As of December 31, 2023 and 2022, respectively, the Company had an immaterial liability related to employee one-time termination benefits that were yet to be paid. The cumulative amount of one-time termination benefits, impairment of loan commitment asset, impairment of right-of-use assets, and impairment of property and equipment as of December 31, 2023 is $122.3 million, $105.6 million, $8.5 million, and $12.0 million, respectively.
6. Mortgage Loans Held for Sale and Warehouse Lines of Credit
The Company has the following outstanding warehouse lines of credit:

			December 31,
(Amounts in thousands)	Maturity	Facility Size	2023	2022
Funding Facility 1 (1)	January 31, 2024	$100,000	$61,709	89,673
Funding Facility 2 (2)	August 4, 2023	—	—	9,845
Funding Facility 3 (3)	December 6, 2024	150,000	40,088	44,531
Funding Facility 4 (4)	August 2, 2024	175,000	24,421	—
Total warehouse lines of credit		$425,000	$126,218	$144,049
__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. Cash collateral deposit of $15.0 million is maintained. Subsequent to December 31, 2023, the Company extended the maturity to July 31, 2024.
(2)Interest charged under the facility was at the 30-day term SOFR plus 1.77%. Funding Facility 2 matured on August 4, 2023 and the Company did not extend beyond maturity. Prior to maturity, the size of the facility was $150.0 million.
(3)Interest charged under the facility is at the 30-day term SOFR plus 2.10%-2.25%. Cash collateral deposit of $3.8 million was maintained and included in restricted cash.
(4)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of December 31, 2023.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The unpaid principal amounts of the Company’s LHFS are also pledged as collateral under the relevant warehouse funding facilities. The Company’s LHFS are summarized below by those pledged as collateral and those fully funded by the Company:

	December 31,
(Amounts in thousands)	2023	2022
Funding Facility 1	$63,483	$101,598
Funding Facility 2	—	10,218
Funding Facility 3	42,316	46,356
Funding Facility 4	26,894	—
Total LHFS pledged as collateral	132,693	158,172
Company-funded LHFS	12,386	136,599
Company-funded Home Equity Line of Credit	25,098	8,320
Total LHFS	170,177	303,091
Fair value adjustment	(27)	(54,265)
Total LHFS at fair value	$170,150	$248,826
Average days loans held for sale, other than Company-funded LHFS and Company-funded HELOC, for the years ended December 31, 2023 and 2022 were approximately 22 days and 18 days, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of December 31, 2023 and 2022, the Company had an immaterial amount of loans either 90 days past due or non-performing.
In July 2023, the Company sold the majority of Company-funded LHFS in bulk to a single loan purchaser for a total sale price of $113.2 million. These Company funded LHFS were pledged as collateral under the Company’s 2023 Credit Facility (see Note 13) and as such of the total sale price, $98.4 million of cash was remitted directly to the Lender (as defined in Note 13) and $14.8 million of cash was remitted to the Company.
As of December 31, 2023 and 2022, the weighted average annualized interest rate for the warehouse lines of credit was 7.43% and 6.00%, respectively. The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth, liquid assets, current ratios, liquidity ratios, leverage ratios, and earnings. In addition, these warehouse lines also require the Company to maintain compensating cash balances which aggregated to $18.8 million and $15.0 million as of December 31, 2023 and 2022, respectively, and are included in restricted cash on the accompanying consolidated balance sheets. The Company was in compliance with all financial covenants under the warehouse lines as of December 31, 2023 and 2022, respectively.
7. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
(Amounts in thousands)	2023	2022
Computer and Hardware	$16,276	$18,614
Furniture and equipment	2,796	3,105
Land and buildings	3,030	3,030
Leasehold improvements	12,248	21,661
Finance lease assets	—	3,761
Total property and equipment	34,349	50,171
Less: Accumulated depreciation	(17,896)	(19,741)
Property and equipment, net	$16,454	$30,430
Total depreciation expense on property and equipment for the years ended December 31, 2023 and 2022 was $5.8 million and $13.7 million, respectively. Finance lease assets primarily included furniture and IT equipment. An impairment

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of $7.9 million and $3.0 million was recognized for the years ended December 31, 2023 and 2022, respectively, related to computers and hardware.
8. Leases
The below table presents the lease related assets and liabilities recorded on the accompanying balance sheet:

		As of December 31,
(Amounts in thousands)	Balance Sheet Caption	2023	2022
Assets:
Operating lease right-of-use assets	Right-of-use asset	$19,988	$39,723
Finance lease right-of-use assets	Property and equipment, net	—	2,162
Total leased assets		$19,988	$41,885
Liabilities:
Operating lease liabilities	Lease liabilities	$31,202	$57,508
Finance lease liabilities	Other liabilities	—	1,062
Total lease liabilities		$31,202	$58,570
The components of operating lease costs were as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Operating lease cost	$10,713	$17,645
Short-term lease cost	236	544
Variable lease cost	1,241	2,735
Total operating lease cost	$12,190	$20,924
Operating lease costs are reported in the following line items within the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Mortgage platform expenses	$6,020	$14,238
General and administrative expenses	4,219	1,665
Marketing and advertising expenses	80	252
Technology and product development expenses	1,119	2,680
Other platform expenses	752	2,089
Total operating lease costs	$12,190	$20,924
The components of finance lease costs were as follows:

	Year Ended December 31, 2023
(Amounts in thousands)	Depreciation and Amortization	Interest Expense	Total
Total finance lease cost	$135	$39	$174
The components of finance lease costs were as follows:

	Year Ended December 31, 2022
(Amounts in thousands)	Depreciation and Amortization	Interest Expense	Total
Total finance lease cost	$520	$273	$793

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow and non-cash information related to leases were as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Cash paid for amounts included in measurement of operating lease liabilities	$17,504	$18,686
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease right-of-use assets recognized	$787	$4,722
Supplemental balance sheet information related to leases was as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Operating leases
Weighted average remaining lease term (in years)	5.3	5.4
Weighted average discount rate	5.1%	5.1%
Finance leases
Weighted average remaining lease term (in years)	0.0	0.3
Weighted average discount rate	—%	16.2%
As of December 31, 2023, the Company held no finance leases, and the maturity analysis of operating lease liabilities are as follows:

(Amounts in thousands)	Operating Leases
2024	$9,608
2025	7,224
2026	4,444
2027	4,315
2028	4,179
2029 and beyond	6,268
Total lease payments	36,038
Less amount representing interest	(4,836)
Total lease liabilities	$31,202
Sales-type Leases—The following table presents the revenue, expenses, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Cash offer program revenue	$304	$216,408
Cash offer program expenses	278	217,609
Gross Margin	$26	$(1,201)
The future maturity of the Company’s customer lease payments of none and $0.9 million occurs within the next 180 days as of December 31, 2023 and 2022, respectively.
9. Goodwill and Internal Use Software and Other Intangible Assets, Net
In January 2023, the Company completed an acquisition of Goodholm Finance Ltd. (“Goodholm”), a regulated U.K. based mortgage lender and servicer, providing outsourced administration of mortgages, loans and collection portfolios. The

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company paid a total cash consideration of $2.9 million for the acquisition. In connection with this acquisition, the Company recognized the following assets and liabilities:

(Amounts in thousands)	As of Acquisition Date
Cash and cash equivalents	$283
Property and equipment	20
Indefinite lived intangibles - Licenses	1,186
Goodwill	1,741
Other assets (1)	65
Accounts payable and accrued expenses (1)	(161)
Other liabilities (1)	(193)
Net assets acquired	$2,941
__________________
(1)Carrying value approximates fair value given their short-term maturity periods
Intangible assets acquired consist of regulatory licenses. The acquisition was not material to the Company's consolidated financial statements. Accordingly, pro forma results of this acquisition have not been presented. The Company finalized purchase accounting during the fourth quarter of 2023.
In April 2023, the Company completed the acquisition of a U.K.-based banking entity after obtaining regulatory approval from the financial control authorities in the U.K. The Company acquired Birmingham Bank Ltd. (“Birmingham”), a regulated bank, offering a range of financial products and services to consumers and small businesses. The acquisition will allow the Company to grow and expand operations in the U.K. by enabling the Company to improve the mortgage process for U.K. mortgage borrowers. The Company acquired 100% of the equity of Birmingham for a total consideration of $19.3 million, which consists of $15.9 million in cash and $3.4 million in deferred consideration in the form of an earn out which is included within other liabilities on the consolidated balance sheet at the acquisition date.
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
__________________
(1)Carrying value approximates fair value given their short-term maturity periods
Intangible assets acquired consist of trade name, core deposits intangibles, and regulatory licenses. The acquisition was not material to the Company's consolidated financial statements. Accordingly, pro forma results of this acquisition have not been presented. The Company finalized purchase accounting during the fourth quarter of 2023.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the carrying amount of goodwill, net consisted of the following:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Balance at beginning of period	$17,388	$18,674
Goodwill acquired—Goodholm & Birmingham	14,041	—
Measurement period adjustment	165	(375)
Effect of foreign currency exchange rate changes	796	(911)
Balance at end of period	$32,390	$17,388
No impairment of goodwill was recognized for the years ended December 31, 2023 and 2022.
Internal use software and other intangible assets, net consisted of the following:

	As of December 31, 2023
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$136,879	$(103,587)	$33,292
Intellectual property and other	5.7	1,008	(254)	$754
Total Intangible assets with finite lives, net		137,887	(103,841)	34,046
Intangible assets with indefinite lives
Domain name		1,820	—	$1,820
Licenses and other		2,260	—	$2,260
Total Internal use software and other intangible assets, net		$141,967	$(103,841)	$38,126

	As of December 31, 2022
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$123,734	$(67,319)	$56,415
Intellectual property and other	7.5	3,449	(838)	2,611
Total Intangible assets with finite lives, net		127,183	(68,157)	59,026
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		1,150	—	1,150
Total Internal use software and other intangible assets, net		$130,153	$(68,157)	$61,996
The Company capitalized $13.1 million and $27.6 million in internal use software and website development costs during the years ended December 31, 2023 and 2022, respectively. Included in capitalized internal use software and website development costs are $4.1 million and $4.1 million of stock-based compensation costs for the years ended December 31, 2023 and 2022, respectively. Amortization expense totaled $37.1 million and $35.7 million during the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, $2.3 million and $2.0 million impairment were recognized relating to intangible assets (see Note 5).

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense related to intangible assets as of December 31, 2023 is expected to be as follows:

(Amounts in thousands)	Total
2024	$24,570
2025	7,273
2026	1,956
2027	154
2028 and thereafter	93
Total	$34,046
10. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following:

	As of December 31,
(Amounts in thousands)	2023	2022
Prepaid expenses	$27,859	$26,366
Tax receivables	8,348	18,139
Security Deposits	15,179	14,369
Loans held for investment	4,793	—
Prepaid compensation asset	—	5,615
Inventory—Homes	—	1,139
Net investment in lease	—	944
Total prepaid expenses and other assets	$56,179	$66,572
Prepaid Compensation Asset—Prepaid compensation asset consists of a one-time retention bonus given to Kevin Ryan, President and Chief Financial Officer of the Company, in the form of a forgivable loan of $6.0 million, with an annual compounding interest rate of 3.5% on August 18, 2022. Subject to Mr. Ryan’s active employment by the Company and status of good standing on each of December 1, 2023, December 1, 2024, December 1, 2025 and December 1, 2026, 25% of the principal amount of, and accrued and unpaid interest on, the loan will be forgivable on each such dates. Further, the outstanding principal and interest will be forgivable upon Mr. Ryan’s death, termination as part of a reduction in force, the elimination or substantial reduction of Mr. Ryan’s role, a change in control of the Company, the Company’s insolvency or filing of bankruptcy or Mr. Ryan’s termination by the Company without cause. The loan will also be forgiven if it would violate applicable law, including Section 402 of the Sarbanes-Oxley Act as implemented in Section 13(k) of the Exchange Act. In the event of Mr. Ryan’s voluntary separation from the Company or termination by the Company for cause, any outstanding principal and interest will be due in full on the date that is twenty-four (24) months from the date of termination. The Company was recognizing the expense ratably over time until December 1, 2026 or until forgiveness based on the events discussed above.
In August 2023, in connection with and prior to the closing of the Business Combination, the Company has forgiven Mr. Ryan’s loan in the amount of $6.0 million plus accrued interest of $0.2 million and as such the Company is in compliance with Section 402 of the Sarbanes-Oxley Act as implemented in Section 13(k) of the Exchange Act.
As a result of the forgiveness, the Company has recognized $5.5 million and $0.5 million of compensation expense during the years ended December 31, 2023 and 2022, respectively. In addition, the Company has agreed to reimburse and make whole Mr. Ryan with the withholding taxes incurred in connection with the forgiveness of the loan which resulted in additional compensation expense of $3.9 million for the year ended December 31, 2023.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The allowance for credit losses is a valuation account that is deducted from the loans held for investment amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the loan balance is deemed to be uncollectible. Management's estimation of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts, including expected defaults and prepayments. The Company recognized an immaterial current expected credit loss for loans held for investment as of December 31, 2023.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Customer Deposits
Customer Deposits—In relation to the Company’s banking activities tied to the Birmingham acquisition in the U.K., the Company offers individual savings accounts and other depository products with differing maturities and interest rates to its customers. The balance of customer deposits as of December 31, 2023 and December 31, 2022 was $11.8 million and none, respectively, on the consolidated balance sheets.
The following table presents average balances and weighted average rates paid on deposits for the years indicated:

	Year Ended December 31, 2023
(Amounts in thousands)	Average Balance	Average Rate Paid
Notice	$2,826	2.55%
Term	2,826	2.04%
Savings	5,324	2.19%
Total Deposits	$10,976	2.26%

The following table presents maturities of customer deposits:

(Amounts in thousands)	As of December 31, 2023
Demand Deposits	$4,670
Maturing In:
2024	4,715
2025	1,423
2026	1,031
2027	—
Total	11,839
Interest Expense on deposits is recorded in warehouse interest expense in the consolidated statements of operations and comprehensive loss for the year indicated as follows:

Year Ended December 31,
(Amounts in thousands)	2023
Notice	$73
Term	23
Savings	96
Total Interest Expense	$192
Deposits are for U.K. banking clients and are protected up to £85.0 thousand ($108.2 thousand) per eligible person by the Financial Services Compensation Scheme in the U.K. Of the total customer deposits as of December 31, 2023, $0.7 million were over the applicable insured amount.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(Amounts in thousands)	2023	2022
Deferred Revenue	272	30,205
Loan Repurchase Reserve (Note 16)	19,472	26,745
Other Liabilities	6,092	2,982
Total other liabilities	$25,837	$59,933
Deferred Revenue—Deferred revenue primarily consisted of advance payments for loan origination and servicing on behalf of an integrated relationship partner. The total advance was for $50.0 million which was received and included in deferred revenue as of January 1, 2022. The advance payments received were recognized in revenue starting in August 2022 through August 2023. The Company must repay the advance in three tranches, $20.0 million due December 2022, $15.0 million due April 2023, and $15.0 million due October 2023, each to be reduced by the amount of loan origination revenue earned between the tranches. In December 2022, the Company repaid $12.9 million of the first tranche after reductions for loan origination revenue earned within mortgage platform revenue during the period. During the year ended December 31, 2023, the Company repaid $25.6 million due under the second and third tranches after reductions for loan origination revenue earned within mortgage platform revenue during the year.
13. Corporate Line of Credit, Pre-Closing Bridge Notes and Convertible Notes
Corporate Line of Credit—As of December 31, 2023 and 2022, the Company had none and $144.4 million, respectively, of outstanding borrowings on the line of credit, which are recorded net of the unamortized portion of the warrant discount and debt issuance costs within corporate line of credit, net in the consolidated balance sheets. The Company had none and $2.0 million of unamortized warrant issuance related discount and debt issuance costs as of December 31, 2023 and 2022, respectively.
In February 2023, the Company entered into a loan and security agreement (the “2023 Credit Facility”) with Clear Spring Life and Annuity Company, an entity affiliated with the previous agent and acting as an agent for such lenders (together, the “Lender”) to amend its previously existing loan and security agreement (the “2021 Credit Facility”). The terms of the 2023 Credit Facility granted relief from the acceleration of payments under minimum revenue triggers from the 2021 Credit Facility. The 2023 Credit Facility split the principal balance into two tranches, tranche “AB” in the amount of $99.9 million and Tranche “C” in the amount of $26.5 million. Tranche AB was backed by assets that the Company pledged, mainly loans held for sale that the Company fully owned while Tranche C was secured by other assets of the Company. Tranche AB had a fixed interest rate of 8.5% and Tranche C had a variable interest rate based on the SOFR reference rate for a one-month tenor plus 9.5%.
During the year ended December 31, 2023, the Company paid off $144.4 million owed in principal balance on the 2023 Credit Facility. The Company made the final principal payment to the Lender in August 2023 and as the Company repaid the 2023 Credit Facility in full earlier than what was contractually required, the Company paid a make-whole amount that represents minimum interest for the Lender in the amount of $4.5 million. The Company also amortized the remaining unamortized debt issuance costs in the amount of $6.0 million as part of interest and amortization on non-funding debt expense within the consolidated statements of operations and comprehensive loss.
For the the year ended December 31, 2023, the Company recorded a total of $17.5 million related to interest expense as follows: $11.5 million in interest expense related to the line of credit and $6.0 million in interest expense related to the amortization of deferred debt issuance costs and discount and other debt servicing fees which is included in interest and amortization on non-funding debt expense, net within the consolidated statements of operations and comprehensive loss.
For the the year ended December 31, 2022, the Company recorded a total of $13.2 million related to interest expense as follows: $12.1 million in interest expense related to the line of credit and $1.1 million in interest expense related to the amortization of deferred debt issuance costs and discount and other debt servicing fees which is included in interest and amortization on non-funding debt expense within the consolidated statements of operations and comprehensive loss.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pre-Closing Bridge Notes—The carrying value of the Pre-Closing Bridge Notes as of December 31, 2022 is $750.0 million and is included in the consolidated balance sheets. In connection with the Closing of the Business Combination, the Pre-Closing Bridge Notes held by SB Northstar in an aggregate principal amount of $650.0 million automatically converted into Class C common stock at a conversion price of $10.00 per share (the “Bridge Note Conversion”). In connection with the Bridge Note Conversion, the Company issued an aggregate 65.0 million shares of Class C common stock to a trust designated by SB Northstar to distribute such shares to SB Northstar upon satisfaction of certain conditions. In addition, pursuant to the letter agreement, dated as of February 7, 2023, by and among Aurora, the Company and the Sponsor (the “Second Novator Letter Agreement”) and the letter agreement, dated August 22, 2023, by and among Aurora, Better and the Sponsor (the “Novator Exchange Agreement”), the Pre-Closing Bridge Notes held by the Sponsor in an aggregate principal amount of $100.0 million were exchanged for 40.0 million shares of Class A common stock.
The Company recorded none and $272.7 million in interest expense on Pre-Closing Bridge Notes from the amortization of the discount during the years ended December 31, 2023 and 2022, respectively, included within the consolidated statements of operations and comprehensive loss.
Upon initial issuance, Pre-Closing Bridge Notes were evaluated for redemption and conversion features that could result in embedded derivatives that require bifurcation from the Pre-Closing Bridge Notes. Embedded derivatives are recorded at fair value as bifurcated derivative within the consolidated balance sheets and are adjusted to fair value at each reporting period, with the change in fair value included in change in fair value of bifurcated derivative, within the consolidated statements of operations and comprehensive loss.
Upon issuance, conversion features included in the Pre-Closing Bridge Notes that were deemed to be embedded derivatives were immaterial. As of December 31, 2023 and 2022, the embedded features had a fair value of none and $236.6 million, respectively, and were included as bifurcated derivative assets within the consolidated balance sheets. For the years ended December 31, 2023 and 2022, the Company recorded a loss of $236.6 million and a gain of $236.6 million, respectively, of changes in fair value of embedded derivatives included in change in fair value of bifurcated derivative, within the consolidated statements of operations and comprehensive loss.
Issuance of Convertible Note—In connection with the Closing of the Business Combination, the Company issued to SB Northstar senior subordinated convertible notes in the aggregate principal amount of $528.6 million (the “Convertible Note”), $550.0 million less approximately $21.4 million released to the Company at the Closing from Aurora’s trust account, pursuant to an Indenture, dated as of August 22, 2023 (the “Indenture”). The Convertible Note bears 1% interest per annum and matures on August 22, 2028, unless earlier converted or redeemed. Per the Indenture, the Company may elect to pay all or any portion of interest in kind by issuing to the holder of such note an additional note or in cash. Upon issuing the Convertible Notes, the loan commitment asset on Better’s balance sheet as of December 31, 2022 in the amount of $16.1 million, associated with the right to draw the Convertible Note, is reflected as a debt discount which will be amortized as part of interest expense over the term of the Convertible Note. As of December 31, 2023, the carrying amount of the Convertible Note was $514.6 million on the consolidated balance sheets.
The Convertible Note is convertible, at the option of SB Northstar, into shares of the Company’s Class A common stock, with an initial conversion rate per $1,000 principal amount of Convertible Note equal to (a) $1,000 divided by (b) a dollar amount equal to 115% of the First Anniversary VWAP (as defined in the Indenture), subject to adjustments as described therein. The Indenture provides that the First Anniversary VWAP may be no less than $8.00 and no greater than $12.00, subject to adjustments as described therein. The Convertible Note may be redeemed at the option of the Company at a redemption price of 115% of par plus accrued interest in cash, at any time on or before the 30th trading day prior to the maturity date of the Convertible Note if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during the 30 trading day period ending on, and including, the trading day immediately preceding the date of notice of optional redemption. The Convertible Note is redeemable prior to maturity in the event of a fundamental change under the Indenture, such as the removal of the Company’s Class A common stock from the Nasdaq. In this event, the Company would be required to redeem the Convertible Note for an amount in cash equal to the principal balance plus accrued and unpaid interest on the redemption date.
The Convertible Note permits the Company to designate up to $150 million of indebtedness that is senior to the Convertible Note, in addition to certain other customary exceptions. In addition, the Indenture requires that if a domestic subsidiary of the Company guarantees other senior indebtedness of the Company, such subsidiary would also be required

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to guarantee the notes, subject to certain exceptions for non-profit subsidiaries and regulated mortgage origination subsidiaries.
Upon initial issuance, the Convertible Note was evaluated for redemption and conversion features that could result in embedded derivatives that require bifurcation from the Convertible Note, which no redemption and conversion features were determined to be embedded derivatives.
For the year ended December 31, 2023 and 2022, the Company recorded a total of $2.2 million and none, respectively, of interest expense related to the Convertible Note. Interest expense from the Convertible Note is included in interest and amortization on non-funding debt expense, net within the consolidated statements of operations and comprehensive loss.
14. Related Party Transactions
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
1/0 Capital—The Company is a party to an employee and expense allocation agreement with 1/0 Capital, LLC (“1/0 Capital”), an entity affiliated with 1/0 Real Estate, LLC (“1/10 Real Estate”) (an entity wholly owned by 1/0 Holdco, in which Vishal Garg, the Chief Executive Officer of the Company, and the Company’s executive officers each hold a more than five percent ownership interest). Under the employee and expense allocation agreement, 1/0 Capital provides the Company access to certain employees in exchange for reasonable consideration in the form of fees based on their time, as well as IT support services. Any intellectual property created under the agreement by 1/0 Capital employees working on behalf of the Company belongs to the Company. The term of the agreement will continue in perpetuity. The services provided by 1/0 Capital are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with this agreement, the Company incurred gross expenses of $20 thousand and $0.5 million during the years ended December 31, 2023 and 2022, respectively. As part of this agreement, the Company may provide access to certain of its employees for use by 1/0 Capital which reduced the amounts owed to 1/0 Capital by none and $18.2 thousand for the years ended December 31, 2023 and 2022, respectively. The Company recorded net expenses of $20 thousand and $0.4 million for the years ended December 31, 2023 and 2022, respectively, and are included within general and administrative expenses on the consolidated statements of operations and comprehensive loss. The Company is invoiced on a net basis and recorded a $153.0 thousand payable and a $177.0 thousand payable as of December 31, 2023 and 2022, respectively, included within other liabilities and other receivables, net, respectively, on the consolidated balance sheets.
TheNumber—The Company originally entered into a data analytics services agreement in August 2016 with TheNumber, LLC (“TheNumber”), an entity affiliated with both Vishal Garg, the Chief Executive Officer, and 1/0 Real Estate.
In September 2021, the Company and TheNumber entered into a technology integration and license agreement, which was amended in November 2021, to develop a consumer credit profile technology which is to be launched in three stages. The first stage involves testing TheNumber’s limited graph Application Programming Interface (“API”) in a testing environment with test data. The second stage involves data such as credit, income, and assets of staged borrowers meeting certain measures of speed and performance. The third stage requires TheNumber to run the product and serve all borrowers on the production side as well as provide data to the Company from its rich data set. The listed services provided by TheNumber are lead generation, market rate analysis, lead growth analysis, property listing analysis, automated valuation models, and financial risk analysis. Both parties agreed to jointly develop all aspects of this program, and the agreement provides for the utilization of TheNumber employees by the Company. Subsequent to December 31, 2023, the agreement was extended into 2023. The services provided by TheNumber are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with these agreements, the Company paid expenses of $0.8 million and $1.4 million for the years ended December 31, 2023 and 2022 respectively, which are included within mortgage platform expenses on the consolidated statements of operations and comprehensive loss and a payable of $0.2 million and $0.2 million as of December 31, 2023 and 2022, respectively, within other liabilities on the consolidated balance sheets.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Holy Machine—In January 2018, the Company entered into a consulting agreement (the “2018 Holy Machine Consulting Agreement”) with Holy Machine LLC (“Holy Machine”) an entity controlled by Aaron Schildkrout, a member of the Company’s board of directors (the “Board of Directors”) at such time. Aaron Schildkrout resigned from the Board of Directors on June 8, 2022 and as an advisor shortly thereafter. The 2018 Holy Machine Consulting Agreement provided for consulting services related to executive recruiting and such other services as mutually agreed upon, and grants Holy Machine 603,024 options with a 4-year vesting period and no cliff at two times the then fair market value of the Company. Further, any inventions, discoveries, improvements or works of authorship made by Holy Machine and the results thereof that may be considered works for made for hire shall be assigned to the Company and be the Company’s exclusive property to which the Company has the exclusive right to obtain and own all copyrights. Although any party may terminate the agreement at any time, the term of the agreement ended in November 2022.
In July 2020, the Company and Holy Machine entered into a new consulting agreement (the “2020 Holy Machine Consulting Agreement”). The 2020 Holy Machine Consulting Agreement grants Holy Machine (i) the option to purchase 764,143 shares of the Company’s common stock, with an accompanying stock option agreement having a term of 10 years, at the then fair market value at the time of the grant and (ii) the option to purchase 250,000 shares of the Company’s common stock, with an accompanying stock option agreement having a term of 10 years, with an exercise price per share equal to (a) $5.14 minus (b) the then current fair market value at the time of grant. Both tranches of granted options vest each month on the same day of the month as the vesting commencement date of April 18, 2020, subject to Holy Machine continuing to provide consulting services through each such date, and both have change in control vesting provisions which would result in 100% of unvested options vesting should there be a change of control of the Company, as defined in such a stock option agreement. The term will continue until the services are completed or terminated. The services provided by Holy Machine are not integral to the Company’s technology platform and amounts incurred are not material to the Company. The Company recorded none and $0.1 million of expenses during the years ended December 31, 2023 and 2022, respectively, which are included within general and administrative expenses on the consolidated statements of operations and comprehensive loss and a payable of none and none as of December 31, 2023 and 2022, respectively, within other liabilities on the consolidated balance sheets.
Notable—In October 2021, the Company entered into a private label and consumer lending program agreement (the “2021 Notable Program Agreement”) to provide home improvement lines of credit to qualified borrowers of the Company with Notable Finance, LLC (“Notable”), an entity in which Vishal Garg and 1/0 Real Estate collectively hold a majority ownership interest. The program is intended to be used by qualified customers of the Company for home improvement purchases (the “Home Improvement Line of Credit”).
This program required Notable to originate and service the loan and in consideration, the Company pays Notable $600 for each loan originated pursuant to the agreement. In connection with the 2021 Notable Program Agreement, Notable provided a branded prepaid card, similar to a gift card, which converts into an unsecured line of credit in certain circumstances.
For the years ended December 31, 2023 and 2022, the Company incurred $43.2 thousand and $98.2 thousand, respectively, of expenses under the agreement, of which $65.0 thousand and $42.9 thousand are included within mortgage platform expenses, and $(21.8) thousand and $55.3 thousand are included within marketing and advertising expenses on the consolidated statements of operations and comprehensive loss. The Company recorded a payable of none and $15.0 thousand included within other liabilities on the consolidated balance sheets as of December 31, 2023 and 2022, respectively.
In January 2022, Better Trust I, a subsidiary of the Company entered into a master loan purchase agreement (the “Notable MLPA”) with Notable to purchase from Notable up to $20.0 million of unsecured home improvement loans underwritten and originated by Notable for the Company’s customers. Under the Notable MLPA, Notable originated home improvement loans, all of which Notable makes available for purchase by the Company. No additional cost outside the sale of the loan was contemplated by the Notable MLPA. The services provided by Notable are not integral to the Company’s technology platform and expenses incurred are not material to the Company. As of December 31, 2023, the Company had $6.3 million of unsecured home improvement loans from Notable, which are included within mortgage loans held for sale, at fair value on the consolidated balance sheets.
Truework—The Company is a party to a data analytics services agreement with Zethos, Inc., (“Truework”), an entity in which Vishal Garg, the Chief Executive Officer, is an investor. Under the data analytics services agreement, Truework provides digital Verification of Employment (VOE) and Verification of Income (VOI) services to the Company during the

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
mortgage loan origination process to confirm the employment and income of borrowers seeking a mortgage. This is data required for underwriting mortgages to the specifications of Fannie Mae, Freddie Mac, and private loan purchasers. These data services are standard product offerings of Truework, which they offer to a number of mortgage lenders. Truework is one of multiple vendors the Company uses for VOE and VOI services, the largest other one being The Work Number by Equifax. The Company uses the two vendors interchangeably based on estimated lowest cost and turnaround time. The Company originally entered into the data services agreement in June 2020, and amended the agreement in October 2021 to run until September 30, 2023. In connection with usage of the services, the Company incurred expenses of $145.9 thousand and $0.5 million for the years ended December 31, 2023 and 2022, respectively, which is included within mortgage platform expenses on the consolidated statements of operations and comprehensive loss and a payable of $6.7 thousand and $16.2 thousand included within other liabilities on the consolidated balance sheets as of December 31, 2023 and 2022, respectively.
Share Repurchases—During the first quarter of 2022, the Company repurchased from former director Gabrielle Toledano a total of 33,995 shares of common stock for an aggregate purchase price of $254,154 to defray taxes associated with vesting of equity awards of such shares. Ms. Toledano subsequently resigned from the Company’s Board in April 2022.
During the second quarter of 2022, the Company repurchased from General Counsel and Chief Compliance Officer Paula Tuffin a total of 82,527 shares of common stock for an aggregate purchase price of $399,600 to defray taxes associated with vesting of equity awards of such shares.
Notes Receivable from Stockholders—The Company, at times, enters into promissory note agreements with certain employees for the purpose of financing the exercise of the Company’s stock options. These employees may have the ability to use the promissory notes to exercise stock options that have not yet been vested by the respective employees. Interest is compounded and accrued based on any unpaid principal balance and is due upon the earliest of maturity, 120 days after an employee leaves the Company, the date the employee sells shares acquired through the promissory note agreement without prior written consent of the Company, or the day prior to the date that any change in the employee’s status would cause the loan to be a prohibited extension or maintenance of credit under Section 402 of the Sarbanes Oxley Act of 2002. The Company no longer enters into promissory note agreements for the purpose of financing the exercise of the Company’s stock options and no longer allows for the early exercise of stock options.
The Company included $10.1 million and $53.2 million of the notes, which include the outstanding principal amount and accrued interest, within notes receivable from stockholders in stockholders’ equity (deficit) on the consolidated balance sheets as of December 31, 2023 and 2022, respectively. The balance as of December 31, 2022 includes $43.6 million of promissory notes due from directors and officers of the Company, of which $40.2 million was due from Vishal Garg. During the years ended December 31, 2023 and 2022, the Company recognized interest income from the promissory notes of $0.4 million and $0.7 million, respectively, which is included within interest income on the consolidated statements of operations and comprehensive loss. The notes range in maturity from May 2025 to January 2026 and include interest rates ranging from 0.5% to 2.5% per annum.
In August 2023, Better derecognized $46.7 million related to the partial forgiveness by Better to executive officers Vishal Garg, Kevin Ryan, and Paula Tuffin for their outstanding notes and cancellation of the shares collateralizing the notes to satisfy the remaining principal which was forgiven and cancelled upon the Closing. Additionally, for the year ended December 31, 2023, the Company recognized additional compensation expense of $0.4 million to certain of the Company's executives in connection with taxes due for capital gains on the sale of shares for settlement of the notes outstanding.
15. Commitments and Contingencies
Litigation—The Company, among other things, engages in mortgage lending, title and settlement services, and other financial technology services. The Company operates in a highly regulated industry and may be subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, audits, examinations, investigations, employee labor disputes, and potential enforcement actions from regulatory agencies. While the ultimate outcome of these matters cannot be predicted with certainty due to inherent uncertainties in litigation, management is of the opinion that these matters will not have a material impact on the consolidated financial statements of the Company. The Company accrues for losses when they are probable to occur and such losses are reasonably estimable, and discloses pending litigation if the Company believes a possibility exists that the

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
litigation will have a material effect on its financial results. Legal costs expected to be incurred are accounted for as they are incurred.
The Company is currently a party to pending legal claims and proceedings regarding employee related labor disputes initially brought forth during the third quarter of 2020. The disputes allege that the Company has failed to pay certain employees for overtime and is in violation of the Fair Labor Standards Act and labor laws in the State of California and the State of Florida. The majority of such legal claims and proceedings are in the early stages and, to the extent applicable, have not yet reached the class certification stage and as such the ultimate outcomes cannot be predicted with certainty due to inherent uncertainties in the legal claims and proceedings. As part of the disputes, the Company included an estimated liability of $8.4 million as of both December 31, 2023 and 2022, which is included in accounts payable and accrued expenses on the consolidated balance sheets. During the first quarter of 2023, the Company settled its employee related labor dispute in the State of Florida for an immaterial amount.
On June 7, 2022, Sarah Pierce, Better’s former Head of Sales and Operations, filed litigation against Better, Mr. Garg, and Nicholas Calamari, our Chief Administrative Officer and Senior Counsel, in the United States District Court for the Southern District of New York, and on December 8, 2022, Ms. Pierce amended her complaint. The operative complaint, includes allegations of whistleblower retaliation related to, among other things, the December 2021 workforce reduction, and alleged violations of the securities laws related to statements made by our CEO regarding the Company’s financial prospects and performance, includes the following causes of action: (i) violation of New York Labor Law §740 against the Company; (ii) violations of the Sarbanes-Oxley Act; (iii) violation of Dodd-Frank; (iii) breach of fiduciary duty against Mr. Garg and Mr. Calamari; (iv) breach of fiduciary duty against Mr. Garg and Mr. Calamari; (v) defamation against Mr. Garg and the Company relating to comments made about Ms. Pierce’s work for the Company; (vi) defamation against the Company for statements made in the lawsuit regarding enforcement of Ms. Pierce’s loan; (viii) intentional infliction of emotional distress against Mr. Garg and Mr. Calamari; (viii) tortious interference against Mr. Garg and Mr. Calamari; and (ix) breach of contract against the Company. In addition, Ms. Pierce filed a claim with the Occupational Safety and Health Administration (“OSHA”) against Better for retaliation, which was dismissed by OSHA on August 29, 2022. On September 29, 2023, the Court dismissed the following claims: (i) her Sarbanes-Oxley claim; (ii) her Dodd-Frank claim; (iii) her breach of fiduciary duty claims; (iv) her defamation claim against the Company; (v) her claim of intentional infliction of emotional distress against Mr. Garg and Mr. Calamari; (vi) her breach of contract claim; and (vii) her tortious interference claim. Fact discovery has begun and Better and Mr. Garg intend to vigorously defend the remaining claims.
On October 11, 2022, Better filed a summary judgment action in New York state court seeking to enforce the terms of the promissory notes signed by Ms. Pierce, requiring her to pay back a certain portion of the loan and return the remainder of her unvested options under the terms of the notes. Ms. Pierce’s counsel removed the action to New York federal court, where Better re-filed its motion. On September 29, 2023, the Court granted the Company’s motion and, on January 5, 2024, entered a judgment in favor of the Company, ordering Ms. Pierce to either: (i) pay the Company $2,277,000 in unpaid principal, and $483,051.93 in unpaid interest, plus additional interest through the date of repayment, plus reasonable costs and attorney’s fees; or (i) return 220,500 unvested shares of common stock, make a payment of $1,161,270 in unpaid principal and $483,051.93 in unpaid interest, plus additional interest through the date of repayment, and reasonable costs and attorney’s fees. The Company is in the process of enforcing this judgment.
Regulatory Matters—In the third quarter of 2021, following third-party audits of samples of loans produced during the fiscal years 2018, 2019, and 2021, the Company became aware of certain TILA-RESPA Integrated Disclosure (“TRID” rules) defects in the loan production process that resulted in the final closing costs disclosed in the closing disclosure, in some instances, being greater than those disclosed in the loan estimate. Some of these defects were outside applicable tolerances under the TRID rule, which resulted in potential overcharges to consumers. As of December 31, 2023 and 2022, the Company included an estimated liability of $8.6 million and $11.9 million, respectively, within accounts payable and accrued expenses on the consolidated balance sheets. For the year ended December 31, 2023, the Company reduced the estimated liability for these potential TRID defects in the amount of $3.3 million. The reduction of expense for the year ended December 31, 2023 of $3.3 million and the reduction of expense for the year ended December 31, 2022 of $1.3 million is included within mortgage platform expenses on the consolidated statements of operations and comprehensive loss. This accrual is the Company’s best estimate of potential exposure on the larger population of loans based on the results obtained by the audited sample. The accrued amounts are for estimated refunds potentially due to consumers for TRID tolerance errors for loans produced from 2018 through 2023. The Company is continuing to remediate TRID tolerance defects as necessary.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the second quarter of 2022, Pre-Business Combination Better and Aurora each received voluntary requests for documents from the Division of Enforcement of the SEC and subsequently Pre-Business Combination Better and certain other parties received subpoenas, indicating that the SEC was conducting an investigation relating to Pre-Business Combination Better and Aurora to determine if violations of the federal securities laws have occurred. After the requested information was provided, the SEC subsequently informed Pre-Business Combination Better and Aurora on August 3, 2023 that it had concluded the investigation and do not intend to recommend an enforcement action against Aurora or Pre-Business Combination Better.
Minimum Bid Price Notice—On October 12, 2023, the Company received a letter (the “Notice”) from the listing qualifications staff (the “Staff”) of Nasdaq notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”) for continued listing. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of Class A common stock, which continues to trade on The Nasdaq Global Market under the symbol “BETR.”
As of December 31, 2023, Class A common stock has been trading below $1.00 for 124 days. In accordance with the Compliance Period Rule, the Company has 180 calendar days, from the date of notification, October 12, 2023, to regain compliance. If, at any time before the end of this 180-day period, or through April 9, 2024, the closing bid price of Class A common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to the Staff’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), the Staff will provide written notification that the Company has achieved compliance with the Bid Price Rule. If the Company does not regain compliance during this 180-day period, then the Company may be eligible to transfer to The Nasdaq Capital Market and the Staff may grant the Company a second 180 calendar day period to regain compliance pursuant to the Compliance Period Rule, provided the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement.
If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by the Staff, the Staff will provide notice that the Class A Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.
Loan Commitments—The Company enters into IRLCs to fund mortgage loans, at specified interest rates and within a specified period of time, with potential borrowers who have applied for a loan and meet certain credit and underwriting criteria. As of December 31, 2023, the Company had outstanding commitments to fund mortgage loans in notional amounts of approximately $227.4 million. The IRLCs derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of December 31, 2023 and 2022, respectively, on the consolidated balance sheets. See Note 18.
Forward Sale Commitments—In the ordinary course of business, the Company enters into contracts to sell existing LHFS or loans committed but yet to be funded into the secondary market at specified future dates. As of December 31, 2023, the Company had outstanding forward sales commitment contracts of notional amounts of approximately $265.0 million. The forward sales commitments derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of December 31, 2023 and 2022, respectively, on the consolidated balance sheets. See Note 18.
Concentrations—See below for areas considered to be concentrations of credit risk for the Company:
Significant loan purchasers are those which represent more than 10% of the Company’s loan volume. During the years ended December 31, 2023 and 2022, the Company had one loan purchaser that accounted for 66% and 65% of loans sold by the Company, respectively.
Concentrations of credit risk associated with the LHFS carried at fair value are limited due to the large number of borrowers and their dispersion across many geographic areas throughout the United States. As of December 31, 2023, the Company originated 12% and 11% of its LHFS secured by properties in Florida and Texas, respectively. As of December 31, 2022, the Company originated 11%, of its LHFS secured by properties in each of Texas and California, and 10% of its LHFS secured by properties in Florida.
The Company maintains cash and cash equivalent balances at various financial institutions. Cash accounts at each bank are insured by the Federal Deposit Insurance Corporation for amounts up to $0.25 million. As of December 31, 2023

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and 2022, the majority of the Company’s cash and cash equivalent balances are in excess of the insured limits at various financial institutions.
Escrow Payable and Other Customer Accounts—In accordance with its lender obligations, the Company maintains a separate escrow bank account to hold borrower funds pending future disbursement. The Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. These funds are shown as restricted cash and there is a corresponding liability on the consolidated balance sheet, as they are being held on behalf of the borrower.
The Company, as part of other ventures in the U.K., may administer customer cash accounts which are shown as restricted cash with a corresponding liability on the consolidated balance sheet, as these funds do not belong to the Company.
The balance in these accounts as of December 31, 2023 and 2022 was $3.4 million and $8.0 million, respectively, and are included within escrow payable and other customer accounts on the consolidated balance sheets. In some instances the Company may administer funds that are legally owned by a third-party which are excluded from the consolidated balance sheets which amounted to none and $0.3 million as of December 31, 2023 and 2022, respectively.
16. Risks and Uncertainties
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
For all counterparties with open positions as of December 31, 2023, in the event that the Company does not deliver into the forward-delivery commitments, they can be settled on a net basis. Net settlements entail paying or receiving cash based upon the change in market value of the existing instrument.
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
Loan Repurchase Reserve—The Company sells loans to loan purchasers without recourse. As such, the loan purchasers have assumed the risk of loss or default by the borrower. However, the Company is usually required by these loan purchasers to make certain standard representations and warranties relating to the loan. To the extent that the Company does not comply with such representations, the Company may be required to repurchase the loans or indemnify these loan purchasers for losses. The Company repurchased $22.1 million (55 loans) and $110.6 million (262 loans) in

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
unpaid principal balance of loans during the years ended December 31, 2023 and 2022, respectively related to its loan repurchase obligations. The Company’s loan repurchase reserve is included within other liabilities on the consolidated balance sheets. The (recovery of)/provision for the loan repurchase reserve is included within mortgage platform expenses on the consolidated statements of operations and comprehensive loss. The following presents the activity of the Company’s loan repurchase reserve:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Loan repurchase reserve at beginning of year	$26,745	$17,540
(Recovery)/Provision	(1,823)	33,518
Charge-offs	(5,450)	(24,313)
Loan repurchase reserve at end of year	$19,472	$26,745
Borrowing Capacity—The Company funds the majority of mortgage loans on a short-term basis through committed and uncommitted warehouse lines as well as from operations for any amounts not advanced by warehouse lenders. As a result, the Company’s ability to fund current operations depends on its ability to secure these types of short-term financings. If the Company’s principal lenders decided to terminate or not to renew any of the warehouse lines with the Company, the loss of borrowing capacity could be detrimental to the Company’s consolidated financial statements unless the Company found a suitable alternative source.
17. Net Loss Per Share
The computation of net loss per share and weighted average shares of the Company's common stock outstanding during the periods presented is as follows:

	Year Ended December 31,
(Amounts in thousands, except for share and per share amounts)	2023	2022
Basic net loss per share:
Net loss	$(536,420)	$(877,077)
Income allocated to participating securities	—	—
Net loss attributable to common stockholders - Basic	$(536,420)	$(877,077)
Diluted net loss per share:
Net loss attributable to common stockholders - Basic	$(536,420)	$(877,077)
Interest expense and change in fair value of bifurcated derivatives on convertible notes	—	—
Income allocated to participating securities	—	—
Net loss income attributable to common stockholders - Diluted	$(536,420)	$(877,077)
Shares used in computation:
Weighted average common shares outstanding	461,684,130	291,302,441
Weighted-average effect of dilutive securities:
Assumed exercise of stock options	—	—
Assumed exercise of warrants	—	—
Assumed conversion of convertible preferred stock	—	—
Diluted weighted-average common shares outstanding	461,684,130	291,302,441
Earnings (loss) per share attributable to common stockholders:
Basic	$(1.16)	$(3.01)
Diluted	$(1.16)	$(3.01)
Basic and diluted loss per share are the same for each class of common stock (i.e., Class A, Class B and Class C) because they are entitled to the same dividend rights. Basic and diluted loss per share are presented together as the amounts for basic and diluted loss per share are the same (i.e., the Company’s other equity-linked instruments outstanding are anti-

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
dilutive for the periods presented). There were no preferred dividends declared or accumulated during the years ended December 31, 2023, and 2022. Historically, the Company applied the two-class method which requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. The Company’s outstanding convertible preferred stock was a participating security as the holders of such shares participated in earnings but did not contractually participate in the Company’s losses and therefore no losses were allocated to the convertible preferred stock in prior periods. The Company's potentially dilutive securities, which include stock options, convertible preferred stock that would have been issued under the if-converted method, warrants to purchase shares of common stock, warrants to purchase shares of preferred stock, and stock options exercised, not vested, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. The Company excluded the following securities, presented based on amounts outstanding at each year end, from the computation of diluted net loss per share attributable to common stockholders for the years indicated as including them would have had an anti-dilutive effect:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Convertible preferred stock (2)	—	332,315
Pre-Closing Bridge Notes	—	758,633
RSUs and Options to purchase common stock (1)	48,125	131,919
Warrants to purchase convertible preferred stock (1)	—	14,592
Public warrants(1)	6,075	—
Private warrants(1)	3,733	—
Sponsor locked-up shares(1)	694	—
Warrants to purchase common stock(1)	—	5,731
Total	58,627	1,243,190
__________________
(1)Securities have an antidilutive effect under the treasury stock method.
(2)Securities have an anti-dilutive effect under the if-converted method.
18. Fair Value Measurements
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	December 31, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$170,150	$—	$170,150
Derivative assets, at fair value (1)	—	—	1,716	1,716
Total Assets	$—	$170,150	$1,716	$171,866

Derivative liabilities, at fair value (1)	$—	$872	$77	$949
Warrants and equity related liabilities, at fair value (2)	972	1,359	—	2,331
Total Liabilities	$972	$2,231	$77	$3,280

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$248,826	$—	$248,826
Derivative assets, at fair value (1)	—	2,732	316	3,048
Bifurcated derivative	—	—	236,603	236,603
Total Assets	$—	$251,558	$236,919	$488,477

Derivative liabilities, at fair value (1)	$—	$—	$1,828	$1,828
Convertible preferred stock warrants (2)	—	—	3,096	3,096
Total Liabilities	$—	$—	$4,924	$4,924
__________________
(1)As of December 31, 2023, derivative assets represent forward sale commitments, and liabilities represent both IRLCs and forward sale commitments. As of December 31, 2022, derivative assets and liabilities represent both IRLCs and forward sale commitments.
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
Derivative Assets and Liabilities—The Company uses derivatives to manage various financial risks. The fair values of derivative instruments are determined based on quoted prices for similar assets and liabilities, dealer quotes, and internal pricing models that are primarily sensitive to market observable data. The Company utilizes IRLCs and forward sale commitments. The fair value of IRLCs, which are related to mortgage loan commitments, is based on quoted market prices, adjusted by the pull-through factor, and includes the value attributable to the net servicing fee. The Company evaluated the significance and unobservable nature of the pull-through factor and determined that the classification of IRLCs should be Level 3 as of December 31, 2023 and 2022. Significant changes in the pull-through factor of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The value of IRLCs also rises and falls with changes in interest rates; for example, entering into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, will decrease the value of IRLC. The Company had purchases/issuances of approximately $1.9 million and $4.3 million of IRLCs during the December 31, 2023 and 2022, respectively.
The number of days from the date of the IRLC to expiration of the rate lock commitment outstanding as of December 31, 2023 and 2022 was approximately 52 days on average. The Company attempts to match the maturity date of the IRLCs with the forward commitments. Derivatives are presented in the consolidated balance sheets under derivative assets, at fair value and derivative liabilities, at fair value. During the year ended December 31, 2023, the Company recognized $3.2 million of gains and $7.2 million of gains related to changes in the fair value of IRLCs and forward sale commitments, respectively. During the year ended December 31, 2022, the Company recognized $9.1 million of losses and $187.3 million of gains related to changes in the fair value of IRLCs and forward sale commitments, respectively. Gains and losses related to changes in the fair value of IRLCs and forward sale commitments are included in mortgage platform revenue, net within the consolidated statements of operations and comprehensive loss. Unrealized activity related to changes in the fair value of forward sale commitments were $4.7 million of losses and $3.4 million of gains, included in

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the $7.2 million of gains and $187.3 million of gains, during the years ended December 31, 2023 and 2022, respectively. The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows:

(Amounts in thousands)	Notional Value	Derivative Asset	Derivative Liability
Balance as of December 31, 2023
IRLCs	$227,380	$1,716	$77
Forward commitments	$265,000	—	872
Total		$1,716	$949
Balance as of December 31, 2022
IRLCs	$225,372	$316	$1,828
Forward commitments	$422,000	2,732	—
Total		$3,048	$1,828
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
Convertible Preferred Stock Warrants—The Company issued warrants to certain investors and to the Lender under its corporate line of credit which have converted to common stock of the Company upon the Close of the Business Combination . The Company obtained a fair value analysis from a third party to assist in determination of the fair value of warrants. The Company used the Black-Scholes option-pricing model to estimate the fair value of the warrants at the issuance date and as of December 31, 2022, which is based on significant inputs not observable in the market representing a Level 3 measurement within the fair value hierarchy. Significant changes in the unobservable inputs could result in significant changes in the fair value of the convertible preferred stock warrants. The warrant valuation was based on the intrinsic value of the Company’s underlying stock price and includes certain assumptions such as risk free rate, volatility rate, and expected term.
Bifurcated Derivative—The Company’s Pre-Closing Bridge Notes included embedded features that are separately accounted for and are marked to fair value at each reporting period with changes included in change in fair value of bifurcated derivative on the consolidated statements of operations and comprehensive loss. The Company obtains a fair value analysis from a third party to assist in determination of the fair value of the bifurcated derivative. In estimating the fair value of the bifurcated derivative, management considers factors management believes are material to the valuation process, including, but not limited to, the price at which recent equity was issued by the Company to independent third parties or transacted between third parties, actual and projected financial results, risks, prospects, and economic and market conditions, among other factors. As there is no active market for the Company’s equity, the fair value of the bifurcated derivative is based on significant inputs not observable in the market representing a Level 3 measurement within the fair value hierarchy. Management believes the combination of these factors provides an appropriate estimate of the expected fair value and reflects the best estimate of the fair value of the bifurcated derivative.
As of December 31, 2023 and 2022, Level 3 instruments include IRLCs, bifurcated derivative, and convertible preferred stock warrants. The following table presents the rollforward of Level 3 IRLCs:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Balance at beginning of year	$(1,513)	$7,568
Change in fair value of IRLCs	3,153	(9,081)
Balance at end of year	$1,640	$(1,513)

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the rollforward of Level 3 bifurcated derivative:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Balance at beginning of year	$236,603	$—
Change in fair value of bifurcated derivative	(236,603)	236,603
Balance at end of year	$—	$236,603
The following table presents the rollforward of Level 3 convertible preferred stock warrants:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Balance at beginning of year	$3,096	$31,997
Issuances	—	—
Exercises	(2,829)	—
Change in fair value of convertible preferred stock warrants	(266)	(28,901)
Balance at end of year	$—	$3,096
Counterparty agreements for forward sale commitments contain master netting agreements, which contain a legal right to offset amounts due to and from the same counterparty and can be settled on a net basis. The table below presents gross amounts of recognized assets and liabilities subject to master netting agreements.

(Amounts in thousands)	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Net Amounts Presented in the Consolidated Balance Sheet
Offsetting of Forward Commitments - Assets
Balance as of:
December 31, 2023:	$—	$—	$—
December 31, 2022	$3,263	$(531)	$2,732
Offsetting of Forward Commitments - Liabilities
Balance as of:
December 31, 2023:	$168	$(1,041)	$(872)
December 31, 2022	$—	$—	$—
Significant Unobservable Inputs—The following table presents quantitative information about the significant unobservable inputs used in the recurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	December 31, 2023
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.77% - 100.00%	89.8%

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	14.66% - 96.57%	79.6%
Bifurcated derivative
Risk free rate	4.69%	4.69%
Expected term (years)	0.8%	0.75%
Fair value of new preferred or common stock	$10.63 - $19.05	$9.77
Convertible preferred stock warrants
Risk free rate	3.94% - 4.04%	4.00%
Volatility rate	40.4% - 123.8%	65.0%
Expected term (years)	4.24 - 5.74	4.8
Fair value of common stock	$0.00 - $6.60	$1.60
U.S. GAAP requires disclosure of fair value information about financial instruments, whether recognized or not recognized in the consolidated financial statements, for which it is practical to estimate the fair value. In cases where quoted market prices are not available, fair values are based upon the estimation of discount rates to estimated future cash flows using market yields or other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimates of fair value in both inactive and orderly markets. Accordingly, fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments in a current market exchange. The use of market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.
The estimated fair value of the Company’s cash and cash equivalents, restricted cash, warehouse lines of credit, and escrow funds approximates their carrying values as these financial instruments are highly liquid or short-term in nature. The following table presents the carrying amounts and estimated fair value of financial instruments that are not recorded at fair value on a recurring or non-recurring basis:

		As of December 31,
		2023		2022
(Amounts in thousands)	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	Level 1	$25,597	$25,563	$—	$—
Loans held for investment	Level 3	$4,793	$5,103	$—	$—
Convertible Notes	Level 3	$514,644	$309,135	$—	$—
Loan commitment asset	Level 3	$—	$—	$16,119	$54,654
Pre-Closing Bridge Notes	Level 3	$—	$—	$750,000	$269,067
Corporate line of credit	Level 3	$—	$—	$144,403	$145,323
In determining the fair value of the loan commitment asset, the Pre-Closing Bridge Notes, the Convertible Note, and loans held for investment, management uses factors that are material to the valuation process, including but not limited to, the price at which recent equity was issued by the Company to independent third parties or transacted between third parties, actual and projected financial results, risks, prospects, and economic and market conditions, among other factors. As a number of assumptions and estimates were involved that are largely unobservable, the loan commitment asset, Pre-Closing Bridge Notes, Convertible Note, and loans held for investment are classified as Level 3 inputs within the fair value hierarchy. The corporate line of credit was valued using a Black Derman Toy model which incorporates the option to prepay given the make-whole premium as well as other inputs such as risk-free rates and credit spreads.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Income Taxes
The Company is subject to US (federal, state and local) and foreign income taxes. The components of income (loss) before income tax expense (benefit) are as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
U.S.	$(504,096)	$(853,151)
Foreign	(30,326)	(22,826)
(Loss) income before income tax expense	$(534,422)	$(875,977)
The following table displays the components of the Company’s federal, state and local, and foreign income taxes.

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Current Income Tax Expense (Benefit):
Federal	$127	$(658)
Foreign	1,780	1,815
State and local	8	(130)
Total Current Income Tax Expense (Benefit)	1,915	1,027

Deferred Income Tax Expense (Benefit):
Federal	(46,751)	(138,339)
Foreign	(8,351)	(6,967)
State and local	(7,436)	(32,013)
Valuation Allowance	62,621	177,392
Total Deferred Income Tax Expense (Benefit)	83	73

Income Tax Expense (Benefit)	$1,998	$1,100
The following table displays the difference between the U.S. federal statutory corporate tax rate and the effective tax rate.

	Year Ended December 31,
	2023	2022
US federal statutory corporate tax rate	21.00%	21.00%
State and local tax	1.02%	2.87%
Stock-based compensation	-0.74%	-0.68%
Fair value of warrants	-9.33%	6.37%
Others	-0.79%	0.03%
Foreign tax rate differential	0.23%	0.09%
R&D tax credit	—%	0.13%
Unrecognized tax benefits	-0.02%	0.08%
Interest - Pre-Closing Bridge Notes	—%	-6.54%
Restructuring costs	—%	-3.19%
Change in valuation allowance	-11.75%	-20.29%
Effective Tax Rate	-0.38%	-0.13%

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The difference between the U.S. Federal statutory tax rate and the effective tax rate relates to permanent differences between book and taxable income with respect to reporting for income tax purposes and the change in valuation allowance. The permanent differences will not be reversed in the future. These amounts were predominantly comprised of state and local taxes, stock option expense, and change in fair value of warrants.

Deferred Income Tax Assets and Liabilities
The Company evaluates the deferred income tax assets for the recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and losses and projections of future taxable income (loss).
As of December 31, 2023, the Company continued to conclude that the negative evidence with respect to the recoverability of its deferred income tax assets outweighed the positive evidence. It is more likely than not that the deferred income tax assets will not be realized. As of December 31, 2023 and 2022, the Company had a 100% valuation allowance on its domestic deferred tax assets. The Company’s framework for assessing the recoverability of deferred income tax assets requires it to weigh all available evidence, to the extent it exists, including:
•the sustainability of future profitability required to realize the deferred income tax assets,
•the cumulative net income or losses in the consolidated statements of operations and comprehensive income in recent years
The following table displays deferred income tax assets and deferred income tax liabilities:

	As of December 31,
(Amounts in thousands)	2023	2022
Deferred Income Tax Assets
Net operating loss	$334,955	$243,632
Non-qualified stock options	—	1,735
Reserves	4,550	5,092
Loan repurchase reserve	5,219	12,991
Restructuring reserve	2,532	757
Accruals	—	112
Deferred revenue	22	7,688
Internal use software	6,172	—
Other	2,382	3,908
Total Deferred Income Tax Assets	355,832	275,915
Deferred Income Tax Liabilities
Non-qualified stock options	(6,215)	—
Internal use software	—	(3,167)
Intangible assets	(840)	(547)
Depreciation	(1,741)	(1,775)
Total Deferred Income Tax Liabilities	(8,796)	(5,489)
Net Deferred Tax Asset before Valuation Allowance	347,036	270,426
Less: Valuation Allowance	(346,833)	(270,139)
Deferred Income Tax Assets, Net	$203	$287
As of December 31, 2023 and 2022 the Company had federal net operating loss (“NOL”) carryforwards of approximately $1,160 million and $843 million, respectively, and state NOL carryforwards of $936 million and $741 million, respectively, which are available to offset future taxable income. As of December 31, 2023 and 2022 the Company had foreign (U.K.) NOL carryforwards of approximately $155 million and $95 million, respectively, which are available to offset future taxable income. Certain U.S. federal and state NOLs as of December 31, 2023 will begin to expire in 2035.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Utilization of the NOL carryforwards for purposes of federal income tax is subject to an annual limitation pursuant to Internal Revenue Code Section 382 (“Section 382”) due to ownership changes that have occurred. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has assessed and concluded there have been multiple changes of control as defined by Section 382 since inception. As of December 31, 2023, the Company's deferred income tax asset relating to the Company's NOL carryforwards will be subject to an annual limitation pursuant to Section 382, thereby limiting the amount of NOL utilization each year.
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Unrecognized tax benefits - January 1	$1,353	$4,070
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	(2,717)
Gross increases - tax positions in current period	—	—
Settlement	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits - December 31	$1,353	$1,353
During 2023, the gross unrecognized tax benefits did not change, however $127.0 thousand of interest and penalties were accrued on the $1.35 million unrecognized tax benefit balance as of December 31, 2022. Included in the balance of unrecognized tax benefits of $1.35 million as of December 31, 2023, are tax benefits that if recognized, will affect the effective tax rate. The Company does not expect a material change in uncertain tax positions in the next 12 months.
The Company files a consolidated federal income tax return, foreign income tax returns and various state consolidated or combined income tax returns. The Company’s major tax jurisdictions are U.S. federal, New York State, New York City, California, and India. The Company generally remains subject to examination for Federal income tax returns for the years 2020 and forward, state income tax returns for the years 2019 and forward, and foreign income tax return for the years 2019 and forward.
The Pillar Two rules are intended to ensure that large multinational enterprise ("MNE") groups pay a minimum level of tax on the income arising in each of the jurisdictions in which they operate. The rules do so by imposing a top-up tax on profits arising in a jurisdiction whenever the effective tax rate, determined on a jurisdictional basis, is below the 15 percent minimum rate. The Pillar Two rules include:
•“[A]n Income Inclusion Rule (IIR), which imposes top-up tax on a parent entity in respect of the low taxed     income of a constituent entity.”
•“[A]n Undertaxed Payment Rule (UTPR), which denies deductions or requires an equivalent adjustment to the extent the low tax income of a constituent entity is not subject to tax under an IIR.”
Management believes that the Company does not meet the requirements of a MNE and therefore the Pillar Two rules would not have a material future financial effect on the Company.
20. Convertible Preferred Stock
In connection with the Business Combination, as described in Note 3, all series of Better convertible preferred stock were converted into Better common stock and subsequently converted to the Company’s common stock at the Exchange Ratio of approximately 3.06. All share amounts in periods prior to the Business Combination have been retroactively

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Convertible Preferred Stock Warrants—Immediately prior to the Closing of the Business Combination, certain convertible preferred stock warrant holders exercised their warrants on a cash basis and the remaining convertible preferred stock warrant holders exercised their warrants on a net basis at the Closing. In August 2023, the Company received $1.5 million from preferred stock warrant holders that exercised their warrants on a cash basis with an offset to additional paid-in-capital and as the remaining convertible preferred stock warrants were exercised on a net basis, the entire convertible preferred stock warrant liability of $2.8 million was reclassified to additional paid-in-capital.
As of December 31, 2022, the Company had outstanding the following convertible preferred stock warrants:

(Amounts in thousands, except no. warrants and strike prices)				No. Warrants
Issuance	Share Class	Issue Date	Expiration Date	As of December 31, 2022	Strike	Valuation at Issuance
September 2018	Series C Preferred	9/28/2018	9/28/2028	2,312,296	$0.59	$170
February 2019	Series C Preferred	2/6/2019	9/28/2028	153,807	$0.59	$12
March 2019	Series C Preferred	3/29/2019	3/29/2026	1,146,214	$1.12	$87
April 2019	Series C Preferred	4/17/2019	4/17/2029	3,575,879	$1.12	$313
March 2020	Series C Preferred	3/25/2020	3/25/2027	410,228	$1.64	$201
Total				7,598,424

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company valued these warrants at issuance and at each reporting period, using the Black-Scholes option-pricing model and their respective terms, as can be seen below:

	December 31,
(Amounts in thousands, except per share amounts)	2022
Issuance	Fair value per share	Fair Value
September 2018	$0.54	$1,256
February 2019	$0.54	84
March 2019	$0.35	397
April 2019	$0.35	1,240
March 2020	$0.29	119
Total		$3,096
Warrants for Series C Preferred Stock, related to the above issuances, are recorded as liabilities at fair value, resulting in a liability of none and $3.1 million as of December 31, 2023 and December 31, 2022.
The change in fair value of convertible preferred stock warrants for the years ended December 31, 2023 and 2022 was a gain of $0.3 million and a gain of $28.9 million, respectively, and was recorded in change in fair value of warrants within the consolidated statements of operations and comprehensive loss.
21. Stockholders' Equity
On the Closing Date, the Company consummated the Business Combination pursuant to the terms of the Merger Agreement and on August 24, 2023, the Company’s Class A common stock began trading and Public Warrants continued trading on the Nasdaq Global Market and the Nasdaq Capital Market, respectively, under the ticker symbols “BETR” and “BETRW”, respectively. Each outstanding share of Pre-Business Combination Better common stock was exchanged for approximately 3.06 shares of the Company’s Class A, Class B, or Class C common stock, as applicable.
The Company’s authorized capital stock consists of 1.8 billion shares of Class A common stock, 700.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each with a par value per share of $0.0001. Each holder of Class A common stock has the right to one vote per share and each holder of Class B common stock has the right to three votes per share. Except as described below or otherwise provided by the Company’s certificate of incorporation or required by applicable law, shares of Class C common stock are non-voting and will not entitle the holder thereof to any voting power. Shares of Class A common stock, Class B common stock and Class C common stock are treated equally, identically and ratably, on a per share basis, with respect to any dividends or distributions as may be declared and paid from time to time. Upon the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of Class A common stock, Class B common stock and Class C common stock will be entitled to receive ratably all assets of the Company available for distribution to its stockholders unless disparate or different treatment of the shares of each such class with respect to distributions upon any such liquidation, dissolution or winding up is approved in advance by the affirmative vote of the holders of a majority of the then-outstanding shares of Class A common stock, Class B common stock and Class C common stock, each voting separately as a class.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's equity structure consists of different classes of common stock which as presented below:

	As of December 31,
	2023
(Amounts in thousands, except share amounts)	Shares Authorized	Shares Issued and outstanding	Par Value
Common A Stock	1,800,000,000	359,360,386	$35
Common B Stock	700,000,000	320,535,692	32
Common C Stock	800,000,000	71,877,283	7
Total common stock	3,300,000,000	751,773,361	$74
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

	As of December 31,
	2022
(Amounts in thousands, except share amounts)	Shares Authorized	Shares Issued and outstanding	Par Value
Common A Stock	24,452,565	24,452,565	$3
Common B Stock	588,261,164	171,441,780	14
Common B-1 Stock	236,938,220	—	—
Common O Stock	236,375,239	103,889,076	12
Total common stock	1,086,027,188	299,783,421	$30
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
Private and Public Warrants—As of December 31, 2023 and 2022, the Company had a total of $1.9 million and none, respectively, of Warrants included as warrant liabilities within the consolidated balance sheets. The change in fair value of Warrants for the year ended December 31, 2023 was a loss of $0.7 million and is included in change in fair value of warrant liabilities within the consolidated statements of operations and comprehensive loss.
Sponsor Locked-Up Shares—As of December 31, 2023 and 2022, the Company had a total of $0.4 million and none, respectively, of Sponsor Locked-Up Share liabilities which are included within warrant liabilities in the consolidated balance sheets. The change in fair value of Sponsor Locked-Up Shares for the year ended December 31, 2023 was a gain of $0.2 million, and was recorded in change in fair value of warrant liabilities within the consolidated statements of operations and comprehensive loss.
Notes Receivable from Stockholders—The Company, in previous years, issued notes to stockholders to fund the payment of the exercise price of the stock options granted to such stockholders. The Company previously allowed stock option holders to early exercise stock options prior to the vesting date but no longer allows for the early exercise of stock options. The notes issued to stockholders to fund the exercises may include the exercise of stock options that have been vested by the holder as well as stock options that have not yet been vested by the holder. As of December 31, 2023 and 2022, the Company had a total of $18.3 million and $65.2 million, respectively, of outstanding promissory notes.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Of the notes outstanding as of December 31, 2023 and 2022, $10.1 million and $53.9 million, respectively, were issued for the exercise of stock options vested and are recorded as a component of stockholders’ equity within the consolidated balance sheets.
Of the notes outstanding as of December 31, 2023 and 2022, $8.2 million and $11.3 million, respectively, were issued for the early exercise of stock options not yet vested. Notes issued for the early exercise of stock options not yet vested are not reflected within stockholders’ equity or on the consolidated balance sheets as they relate to unvested share awards and therefore are considered non-substantive exercises. As the unvested share awards, exercised in conjunction with the notes, vest, they are recognized in the statement of changes in convertible preferred stock and stockholders equity within vesting of common stock issued via notes receivable from stockholders. The notes bear annual interest payable upon maturity of the respective note.
22. Stock-Based Compensation
Equity Incentive Plans—On November 3, 2016, Better’s board of directors and stockholders adopted the Better 2016 Equity Incentive Plan (the “2016 Plan”), which provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”) and deferred stock to eligible employees, directors and consultants of the Company. As of December 31, 2023, awards with respect to 169,090 shares of Class A common stock issuable upon the conversion of shares of Class B common stock into which such awards can be exercised have been granted under the 2016 Plan.
Stock options granted under the 2016 Plan are generally subject to a one-year cliff vesting period with respect to 25% of the award, and then 1/48th of the award vests each month thereafter so that the entire award is vested on the fourth anniversary of the vesting start date.
On May 15, 2017, Better’s board of directors and stockholders adopted the Better 2017 Equity Incentive Plan (the “2017 Plan”), which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards and RSUs to eligible employees, directors and consultants of the Company. The 2017 Plan was most recently amended and approved by the stockholders of Better in August 2020. As of December 31, 2023, awards with respect to 46,582,973 shares of Class A common stock issuable upon the conversion of shares of Class B common stock into which such awards can be exercised have been granted under the 2017 Plan.
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
In connection with the Business Combination, the Better Home & Finance’s 2023 Incentive Equity Plan (the “2023 Plan”) became effective on August 22, 2023. The 2023 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock awards, RSUs and other equity and equity-based awards for issuance to Better Home & Finance’s service providers. A total of 88,626,665 shares of Class A common stock were initially reserved for issuance pursuant to the 2023 Plan (the “Initial Share Reserve”). Shares subject to awards granted under the 2017 Plan that become available for issuance will again become available for issuance pursuant to the terms of the 2023 Plan, subject to certain adjustments as set forth in the 2023 Plan. The Initial Share Reserve will automatically increase on January 1 of each year beginning January 1, 2024 and ending in 2033, in an amount equal to the lesser of (i) five percent (5%) of the shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Class A common stock as is determined by the Board or committee of the Board; provided, however, that no more than 614,343,928 shares of Class A common stock may be issued upon the exercise of incentive stock options. On December 7, 2023, the Board determined there would be no such automatic increase to the Initial Share Reserve on January 1, 2024. As of December 31, 2023, no awards have been granted under the 2023 Plan.
In connection with the Business Combination, the Better Home & Finance 2023 Employee Stock Purchase Plan (the “ESPP”) became effective on August 22, 2023, pursuant to which eligible employees may purchase shares of Class A common stock at a discounted rate. A total of 16,113,939 shares of Class A common stock were initially reserved for issuance pursuant to the ESPP (the “ESPP Share Reserve”). The ESPP Share Reserve will automatically increase on January 1 of each year beginning January 1, 2024 and ending in 2033, in an amount equal to the lesser of (i) one percent (1%) of the shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Class A common stock as is determined by the Board; provided, however, that no more

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
than 120,854,543 shares of Class A common stock may be issued under the ESPP. On December 7, 2023, the Board determined there would be no such automatic increase to the Initial ESPP Share Reserve on January 1, 2024. As of December 31, 2023, no shares have been issued under the ESPP.
The Company no longer allows for the early exercise of awards under the 2016 Plan, 2017 Plan, or the 2023 Plan.
Stock Options—The following is a summary of stock option activity during the year ended December 31, 2023:

(Amounts in thousands, except options, prices, and averages)	Number of Options	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Term
Outstanding—January 1, 2023	44,102,582	$2.77
Options granted	3,441,481	$1.12
Options exercised	(1,815,117)	$0.14
Options cancelled or forfeited	(7,608,884)	$6.48
Options expired	(3,013,619)	$0.90
Outstanding—December 31, 2023	35,106,443	$1.51	$101.9	6.1

Vested and exercisable—December 31, 2023	30,133,812	$1.52	$217.6	4.9
Options expected to vest	4,972,966	$1.44	$0.3	8.4
Options vested and expected to vest—December 31, 2023	35,106,778	$1.51	$45.3	6.1
As of December 31, 2023, total stock-based compensation cost not yet recognized related to unvested stock options was $14.3 million, which is expected to be recognized over a weighted-average period of 0.12 years.
Intrinsic value is calculated by subtracting the exercise price of the stock option from the fair value of the Company’s Common A Stock on December 31, 2023 for in-the-money stock options, multiplied by the number of shares of Common A Stock per each stock option. The total intrinsic value of stock options exercised during the years ended December 31, 2023, and 2022 was $0.27 million, and $8.6 million, respectively.
The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2023 and 2022 was $0.68 and $2.74, respectively.
The total grant date fair value of options vested for the years ended December 31, 2023 and 2022 was $13.7 million and $26.7 million, respectively.
The Company previously allowed stock option holders to early exercise in exchange for cash prior to the vesting date. Shares of common stock issued upon early exercise are considered shares restricted until the completion of the original vesting period of the options and are therefore classified to stock options exercised, not vested on the consolidated balance sheets within other liabilities based upon the respective exercise price of the stock option and are not remeasured. Upon the completion of the vesting period, the Company reclassifies the liability to additional paid in capital on the consolidated balance sheets. Included within other liabilities on the consolidated balance sheets as of December 31, 2023 and 2022 was $1.5 million and $1.7 million, respectively, of stock options exercised, not vested, which represents 1,739,740 and 1,944,049, respectively, of restricted shares.
Fair Value of Awards Granted—Prior to the Close of the Business Combination, as Pre-Business Combination Better’s Common O Stock was not publicly traded, the fair value of the shares of Common O Stock was approved by the Better’s Board of Directors as there was no public market for the Better’s common stock as of the date of the awards were granted, which subsequently converted to Class A common stock upon completion of the Business Combination.
In estimating the fair value of the Better’s Common O Stock, management used the assistance of third-party valuation specialist and consider factors management believes are material to the valuation process, including, but not limited to, the price at which equity was issued by Better to independent third parties or transacted between third parties, actual and projected financial results, risks, prospects, and economic and market conditions, among other factors. Management

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
believes the combination of these factors provides an appropriate estimate of the expected fair value and reflects the best estimate of the fair value of the Pre-Business Combination Better’s Common O Stock at each grant date.
The expected volatility is based on the historical and implied volatility of similar companies whose stock or option prices are publicly available, after considering the industry, stage of life cycle, size, market capitalization, and financial leverage of the other companies. The risk-free interest rate assumption is based on observed U.S. Treasury yield curve interest rates in effect at the time of grant appropriate for the expected term of the stock options granted. As permitted under authoritative guidance, due to the limited amount of stock option exercises, Better used the simplified method to compute the expected term for stock options granted to employees in the years ended December 31, 2023 and 2022, respectively.
Awards issued under the 2023 Plan will use the fair value of the Company’s Class A common stock as traded on the public market to derive the fair value of the respective award.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The assumptions used to estimate the fair value of stock options granted are as follows:

	Year Ended December 31,
	2023		2022
(Amounts in dollars, except percentages)	Range	Weighted Average	Range	Weighted Average
Fair value of Better's Common O Stock	$0.40 - $1.1	$1.01	$1.12 - $4.84	$1.45
Expected volatility	76.50% - 77.40%	76.7%	72.58 - 76.74%	76.4%
Expected term (years)	5.0 - 6.1	5.8	5.0 - 6.0	6.0
Risk-free interest rate	3.60% - 4.20%	4.00%	1.96% - 4.22%	3.75%
Restricted Stock Units—RSUs generally vest over four years upon satisfaction of service-based conditions. The following is a summary of RSU activity during the year ended December 31, 2023:

(Amounts in thousands, except shares and averages)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2022	24,459,378	$3.99
RSUs granted	15,006,472	$1.09
RSUs vested (1)	(21,077,695)	$2.02
RSUs cancelled or forfeited	(6,911,626)	$3.68
Unvested—December 31, 2023	11,476,529	$2.49
1.Included in the vested activity are 20.5 million RSUs awards containing service and performance-based vesting conditions ("Double Trigger RSUs") which represents the right to receive one share of the Company’s Class B Common Stock when fully vested. These RSUs are eligible to vest following the achievement of an initial public offering (“Liquidity Event”). These RSUs are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company. The Liquidity Event vesting condition was deemed satisfied upon the closing of the Business Combination on August 24, 2023. Upon closing of the Business Combination (and for the year ended December 31, 2023), the Company recognized compensation expense on a straight-line basis considering the applicable requisite service period. During the years ended December 31, 2023, the Company recorded stock-based compensation expense of $35.2 million related to Double Trigger RSUs. The grant date fair value of the Double Trigger RSUs is based on the Company’s 409A pre–Liquidity Event at the time of the grant.
During the year ended December 31, 2022 the Company’s Board of Directors (the “Board”) approved the grant of 2,475,822 RSUs with a market and implied liquidity performance vesting conditions (“PSUs”) to a non-employee director. The PSUs will be eligible to vest upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares at three distinct price threshold levels. The PSUs are also subject to the risk of forfeiture until vested by virtue of continued service as a member of the Board which has previously been met. As of December, 31 2023, 2,475,822 PSUs remained outstanding.
The weighted-average grant date fair value of the PSUs granted is $1.18. The fair value of this award was estimated using a Monte Carlo simulation to address the path-dependent nature of the market-based vesting conditions. Based on the award term, equity value, expected volatility, risk-free rate, and a series of random variables with a normal distribution, the

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
future equity value was simulated. Each trial within the simulation includes assumptions of achieving a per share valuation level of the Company’s common stock as stipulated in the agreement to determine whether the market-based conditions are met resulting in vesting or not, and the future value of the award. The simulation was run for 50K trials and the mean results from all the trials was taken as an indication of the fair value of each Tranche.
For the year ended December 31, 2023, the Company recorded a total stock‑based compensation expense of 43.5 million related to RSUs awarded to employees and non-employees directors. As of December 31, 2023, total stock-based compensation cost not yet recognized related to unvested RSUs was $23.5 million, which is expected to be recognized over a weighted-average period of 1.79 years.
Stock-Based Compensation Expense—The total of all stock-based compensation expense related to employees are reported in the following line items within the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Mortgage platform expenses	$8,643	$4,602
Other platform expenses	2,239	755
General and administrative expenses	37,204	19,910
Marketing expenses	257	652
Technology and product development expenses(1)	5,802	4,623
Total stock-based compensation expense	$54,145	$30,542
__________________
(1)Technology and product development expense excludes $4.1 million and $4.1 million of stock-based compensation expense, which was capitalized (see Note 9) for the years ended December 31, 2023 and 2022, respectively
23. Regulatory Requirements
As a result, the Company is subject to various local, state, and federal regulations related to its loan production by the various states it operates in, as well as federal agencies such as the Consumer Financial Protection Bureau (“CFPB”), HUD, and FHA and is subject to the requirements of the agencies to which it sells loans, such as FNMA and FMCC. As a result, the Company may become involved in requests for information, periodic reviews, investigations, and proceedings by such various federal, state, and local regulatory bodies and agencies. The Company is also subject to regulations in the U.K. under the Prudential Regulation Authority (“PRA”) and Financial Conduct Authority (“FCA”).
The Company is required to meet certain minimum net worth, minimum capital ratio and minimum liquidity requirements, including those established by HUD, FMCC and FNMA. As of December 31, 2023, the most restrictive of these requirements require the Company to maintain a minimum net worth of $1.3 million, liquidity of $0.3 million, and a minimum capital ratio of 6%. As of December 31, 2023, the Company was in compliance with these requirements.
Additionally, the Company is subject to other financial requirements established by FNMA, which include a limit for a decline in net worth and quarterly profitability requirements. On March 12, 2023 FNMA provided notification to the Company that the Company had failed to meet FNMA’s financial requirements due to the Company’s decline in profitability and material decline in net worth. The material decline in net worth and decline in profitability permit FNMA to declare a breach of the Company’s contract with FNMA. The Company, following certain forbearance agreements from FNMA that instituted additional financial requirements on the Company, remains in compliance with these requirements as of the date hereof. FNMA and other regulators and GSEs are not required to grant any forbearances, amendments, extensions or waivers and may determine not to do so.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24. Subsequent Events
The Company evaluated subsequent events from the date of the consolidated balance sheets of December 31, 2023 through the date of the release of financial statements, and has determined that, there have been no subsequent events that require recognition or disclosure in the consolidated financial statements, except as described in Note 1, Note 6, and as follows:
Convertible Note Interest—In February 2024, the Company made a cash payment in the amount of $2.5 million, representing interest expense from the issuance of the Convertible Note through February 15, 2024.
Minimum Bid Price Notice—The Company received approval on March 7, 2024, to transfer the listing of the Company’s Class A Common Stock from the Nasdaq Global Market to the Nasdaq Capital Market. The Company’s securities were transferred to the Nasdaq Capital Market on March 13, 2024 and continue to trade under the symbol “BETR.” The Company’s warrants, which are exercisable for one share of Class A Common Stock at an exercise price of $11.50, continue to trade on the Nasdaq Capital Market under the symbol “BETRW.”
As a result of the transfer, the Company is eligible to request an additional 180-day compliance period, or until October 6, 2024, to regain compliance with the Bid Price Rule. The Company applied for such additional 180-day compliance period on March 11, 2024 and has provided Nasdaq with written notice of its intention to cure the deficiency. Should Nasdaq grant an additional compliance period, the minimum bid price per share of the Class A Common Stock must be at least $1.00 for at least ten consecutive business days during such additional 180-day compliance period in order to regain compliance with the Bid Price Rule.
The Company will continue to monitor the closing bid price of Class A Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. The Company is evaluating options for regaining compliance with the Minimum Bid Rule, including seeking stockholder approval to declare and effect one or more reverse stock splits.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. Immaterial Restatements and Reclassifications of Prior Period Financial Statements
As discussed in Note 1, subsequent to the issuance of the December 31, 2022 consolidated financial statements, the Company identified immaterial errors during the three months ended December 31, 2023, which required correction of the Company’s previously issued December 31, 2022 consolidated financial statements as well as the first three quarterly periods in the year ended December 31, 2023.
The corrections to the condensed consolidated balance sheets were as follows for the periods presented below (tables may not foot as they are condensed to only present those line items which have been impacted):

	As of December 31, 2022
(Amounts in thousands)	As Previously Reported	Corrections	As Corrected
Assets
Other receivables, net	16,285	297	16,582
Property and equipment, net	30,504	(74)	30,430
Right-of-use assets	41,979	(2,256)	39,723
Goodwill	18,525	(1,137)	17,388
Total Assets	$1,086,522	$(3,170)	$1,083,352

Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Liabilities
Accounts payable and accrued expenses	88,983	(6,546)	82,437
Lease liabilities	60,049	(2,541)	57,508
Total Liabilities	1,260,342	(9,087)	1,251,255

Stockholders’ Equity (Deficit)
Notes receivable from stockholders	(53,900)	675	(53,225)
Additional paid-in capital	626,628	(8,517)	618,111
Accumulated deficit	(1,181,415)	13,759	(1,167,656)
Total Stockholders’ Equity (Deficit)	(610,100)	5,917	(604,183)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$1,086,522	$(3,170)	$1,083,352

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2023 (Unaudited)
(Amounts in thousands)	As Previously Reported	Corrections	As Corrected
Assets
Other receivables, net	20,342	285	20,627
Right-of-use assets	31,269	(2,241)	29,028
Goodwill	20,507	(1,138)	19,369
Prepaid expenses and other assets	71,218	(879)	70,339
Total Assets	$1,081,060	$(3,973)	$1,077,087

Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)

Liabilities
Accounts payable and accrued expenses	111,134	(7,597)	103,537
Lease liabilities	43,118	(2,525)	40,593
Total Liabilities	1,337,878	(10,122)	1,327,756
Stockholders’ Equity (Deficit)
Notes receivable from stockholders	(55,349)	(232)	(55,581)
Additional paid-in capital	635,166	(9,620)	625,546
Accumulated deficit	(1,271,310)	16,001	(1,255,309)
Total Stockholders’ (Deficit) Equity	(693,098)	6,149	(686,949)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ (Deficit) Equity	$1,081,060	$(3,973)	$1,077,087

	As of June 30, 2023 (Unaudited)
(Amounts in thousands)	As Previously Reported	Corrections	As Corrected
Assets
Other receivables, net	15,238	372	15,610
Goodwill	33,300	(1,138)	32,162
Prepaid expenses and other assets	67,260	(879)	66,381
Total Assets	$926,970	$(1,645)	$925,325

Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)

Liabilities
Accounts payable and accrued expenses	108,175	(7,588)	100,587
Total Liabilities	1,222,938	(7,588)	1,215,350
Stockholders’ Equity (Deficit)
Notes receivable from stockholders	(56,254)	(503)	(56,757)
Additional paid-in capital	642,551	(11,058)	631,493
Accumulated deficit	(1,316,823)	17,503	(1,299,320)
Total Stockholders’ Equity (Deficit)	(732,249)	5,943	(726,306)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$926,970	$(1,645)	$925,325

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2023 (Unaudited)
(Amounts in thousands)	As Previously Reported	Corrections	As Corrected
Assets
Other receivables, net	10,449	256	10,705
Goodwill	32,492	(1,138)	31,354
Total Assets	$937,055	$(882)	$936,173
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Liabilities
Accounts payable and accrued expenses	103,435	(10,008)	93,427
Total Liabilities	779,823	(10,008)	769,815
Stockholders’ Equity (Deficit)
Notes receivable from stockholders	(10,404)	(44)	(10,448)
Additional paid-in capital	1,826,848	5,523	1,832,371
Accumulated deficit	(1,656,856)	3,647	(1,653,209)
Total Stockholders’ Equity (Deficit)	157,232	9,126	166,358
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$937,055	$(882)	$936,173

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

None of the adjustments to the condensed consolidated statements of operations and comprehensive loss described below impact the income tax provision in any period as the Company has recognized a full valuation allowance for all periods presented. The reclassifications and corrections to the condensed consolidated statements of operations and comprehensive loss were as follows for the periods presented below (tables may not foot as they are condensed to only present those line items which have been impacted):

	Year Ended December 31, 2022
(Amounts in thousands, except per share amounts)	As Previously Reported	Reclassifications	Corrections	As Reclassified and Corrected
Revenues:
Mortgage platform revenue, net	$105,658	$(4,859)	$486	$101,285
Other platform revenue	38,942	—	(580)	38,362
Total net revenues	382,976	(4,859)	(94)	378,023

Expenses:
Mortgage platform expenses	327,815	(4,859)	(1,335)	321,621
Other platform expenses	59,656	—	(155)	59,501
General and administrative expenses	194,565	—	(8,689)	185,876
Marketing and advertising expenses	69,021	—	(13)	69,008
Technology and product development expenses	124,912	—	(604)	124,308
Restructuring and impairment expenses	247,693	—	(1,208)	246,485
Total expenses	1,253,806	(4,859)	(12,004)	1,236,943

Loss from operations	(870,830)	—	11,910	(858,920)

Interest and other income (expense), net
Other income (expense)	3,741	—	(185)	3,556
Total interest and other expense, net	(16,872)	—	(185)	(17,057)

Loss before income tax expense (benefit)	(887,702)	—	11,725	(875,977)
Net loss	$(888,802)	—	$11,725	$(877,077)

Other comprehensive loss:
Comprehensive loss	$(890,120)	$—	$11,725	$(878,395)

Per share data:
Loss per share attributable to common stockholders:
Basic	$(3.05)	$—	$0.04	$(3.01)
Diluted	$(3.05)	$—	$0.04	$(3.01)

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2023 (Unaudited)
(Amounts in thousands, except per share amounts)	As Previously Reported	Reclassifications	Corrections	As Reclassified and Corrected
Revenues:
Mortgage platform revenue, net	$15,964	$(675)	$—	$15,289
Total net revenues	20,958	(675)	—	20,283

Expenses:
Mortgage platform expenses	30,931	(675)	(309)	29,947
Other platform expenses	4,777	—	(84)	4,693
General and administrative expenses	30,189	—	(1,357)	28,832
Marketing and advertising expenses	8,631	—	(7)	8,624
Technology and product development expenses	24,118	—	(512)	23,606
Total expenses	107,886	(675)	(2,269)	104,942

Loss from operations	(86,928)	—	2,269	(84,659)

Loss before income tax (benefit) expense	(88,471)	—	2,269	(86,202)
Net loss	(89,895)	—	2,269	(87,626)

Other comprehensive loss:
Comprehensive loss	$(90,087)	$—	$2,269	$(87,818)

Per share data:
Loss per share attributable to common stockholders:
Basic	$(0.30)	$—	$0.01	$(0.29)
Diluted	$(0.30)	$—	$0.01	$(0.29)

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2023 (Unaudited)
(Amounts in thousands, except per share amounts)	As Previously Reported	Reclassifications	Corrections	As Reclassified and Corrected
Revenues:
Mortgage platform revenue, net	$40,720	$(888)		$39,832
Total net revenues	51,120	(888)	—	50,232

Expenses:
Mortgage platform expenses	51,643	(888)	(599)	50,156
Other platform expenses	8,626	—	(161)	8,465
General and administrative expenses	54,203	—	(1,720)	52,483
Marketing and advertising expenses	11,994	—	(13)	11,981
Technology and product development expenses	45,907	—	(993)	44,914
Restructuring and impairment expenses	11,119	—	(290)	10,829
Total expenses	183,890	(888)	(3,776)	179,226

Loss from operations	(132,770)	—	3,776	(128,994)

Loss before income tax expense	(133,528)	—	3,776	(129,752)
Net loss	(135,408)	—	3,776	(131,632)

Other comprehensive loss:
Comprehensive loss	$(135,717)	$—	$3,776	$(131,941)

Per share data:
Loss per share attributable to common stockholders:
Basic	$(0.45)	$—	$0.01	$(0.44)
Diluted	$(0.45)	$—	$0.01	$(0.44)

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2023 (Unaudited)
(Amounts in thousands, and per share amounts)	As Previously Reported	Reclassifications	Corrections	As Reclassified and Corrected
Revenues:
Mortgage platform revenue, net	$14,207	$(253)	$(510)	$13,444
Other platform revenue	1,333	—	609	1,942
Total net revenues	16,449	(253)	99	16,295

Expenses:
Mortgage platform expenses	19,166	(253)	2,038	20,951
Other platform expenses	3,161	—	477	3,638
General and administrative expenses	59,189	—	9,557	68,746
Marketing and advertising expenses	5,128	—	34	5,162
Technology and product development expenses	20,732	—	2,043	22,775
Total expenses	108,055	(253)	14,149	121,951

Loss from operations	(91,606)	—	(14,050)	(105,656)
Interest and other income (expense), net
Other income (expense)	977	—	195	1,172
Total interest and other expense, net	(247,768)	—	195	(247,573)

Loss before income tax expense	(339,374)	—	(13,856)	(353,229)
Net loss	(340,033)	—	(13,856)	(353,889)

Other comprehensive loss:
Comprehensive loss	$(340,731)	$—	$(13,856)	$(354,587)
Per share data:
Loss per share attributable to common stockholders:
Basic	$(0.68)	$—	$(0.03)	$(0.71)
Diluted	$(0.68)	$—	$(0.03)	$(0.71)

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2023 (Unaudited)
(Amounts in thousands, except per share amounts)	As Previously Reported	Reclassifications	Corrections	As Reclassified and Corrected
Revenues:
Mortgage platform revenue, net	$54,927	$(1,140)	$(510)	$53,277
Other platform revenue	9,355	—	609	9,964
Total net revenues	67,569	(1,140)	99	66,528

Expenses:
Mortgage platform expenses	70,809	(1,140)	1,440	71,109
Other platform expenses	11,787	—	316	12,103
General and administrative expenses	113,392	—	7,837	121,229
Marketing and advertising expenses	17,122	—	22	17,144
Technology and product development expenses	66,639	—	1,050	67,689
Restructuring and impairment expenses	11,798	—	(290)	11,508
Total expenses	291,945	(1,140)	10,375	301,180

Loss from operations	(224,376)	—	(10,276)	(234,652)
Interest and other income (expense), net
Other income (expense)	5,187	—	195	5,382
Total interest and other expense, net	(248,526)	—	195	(248,331)

Loss before income tax expense	(472,902)	—	(10,080)	(482,982)
Net loss	(475,441)	—	(10,080)	(485,521)

Other comprehensive loss:
Comprehensive loss	$(476,448)	$—	$(10,080)	$(486,528)
Per share data:
Loss per share attributable to common stockholders:
Basic	$(1.30)	$—	$(0.02)	$(1.32)
Diluted	$(1.30)	$—	$(0.02)	$(1.32)

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The corrections to the outstanding common stock shares and total stockholders’ equity (deficit) on the Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the year ended December 31, 2022, as well as the three months ended March 31, the six months ended June 30, and the three and nine months ended September 30, 2023 were as follows (tables may not foot as they are condensed to only present those line items which have been impacted):

	Year Ended December 31, 2022
	Total Stockholders' Equity (Deficit)
(Amounts in thousands)	As Previously Reported	Corrections	As Corrected
Balance— December 31, 2021	$240,160	$2,411	$242,571
Issuance of common stock from vesting RSUs	15,323	(779)	14,544
Stock-based compensation	42,608	(8,115)	34,493
Vesting of common stock issued via notes receivable from stockholders	(15,267)	675	(14,592)
Net loss	(888,802)	11,725	(877,077)
Balance—December 31, 2022	$(610,100)	$5,917	$(604,183)

	Three Months Ended March 31, 2023 (Unaudited)
	Common Stock Shares			Total Stockholders' Equity (Deficit)
(Amounts in thousands, except share amounts)	As Previously Reported	Corrections	As Corrected	As Previously Reported	Corrections	As Corrected
Balance— December 31, 2022	98,078,356	—	98,078,356	$(610,100)	$5,917	$(604,183)
Adjusted Balance as of December 31, 2022	299,783,421	—	299,783,421	(610,100)	5,917	(604,183)
Issuance of common stock for options exercised	1,180,686	(1,047,041)	133,645	1,353	—	1,353
Cancellation of common stock	(401,056)	74,755	(326,301)	(8)	—	(8)
Stock-based compensation	—	—	—	7,193	(1,276)	5,917
Shares issued for vested restricted stock units	—	1,048,752	1,048,752	—		—
Vesting of common stock issued via notes receivable from stockholders	—	—	—	(1,449)	(761)	(2,210)
Net loss	—	—	—	(89,895)	2,269	(87,626)
Balance— March 31, 2023	300,563,051	76,466	300,639,517	$(693,098)	$6,149	$(686,949)

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2023 (Unaudited)
	Common Stock Shares			Total Stockholders' Equity (Deficit)
(Amounts in thousands, except share amounts)	As Previously Reported	Corrections	As Corrected	As Previously Reported	Corrections	As Corrected
Balance— December 31, 2022	98,078,356	—	98,078,356	$(610,100)	$5,917	$(604,183)
Adjusted Balance as of December 31, 2022	299,783,421	—	299,783,421	(610,100)	5,917	(604,183)
Issuance of common stock for options exercised	1,348,654	(1,172,855)	175,799	2,206		2,206
Cancellation of common stock	(455,719)	2,390	(453,329)	(8)		(8)
Stock-based compensation	—	—	—	13,725	(2,903)	10,822
Shares issued for vested restricted stock units	—	1,206,226	1,206,226	—		—
Vesting of common stock issued via notes receivable from stockholders	—	—	—	(2,354)	(847)	(3,201)
Net loss	—	—	—	(135,408)	3,776	(131,632)
Balance— June 30, 2023	300,676,356	35,761	300,712,117	$(732,249)	$5,943	$(726,306)

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2023 (Unaudited)
	Common Stock Shares			Total Stockholders' Equity (Deficit)
(Amounts in thousands, except share amounts)	As Previously Reported	Corrections	As Corrected	As Previously Reported	Corrections	As Corrected
Balance— June 30, 2023	98,370,492	11,687	98,382,179	$(732,249)	$5,943	$(726,306)
Recapitalization of shares due to Business Combination (Note 3)	202,305,863	24,075	202,329,938	—	—	—
Adjusted Balance as of June 30, 2023	300,676,355	35,762	300,712,117	(732,249)	5,943	(726,306)
Issuance of common stock upon Business Combination close	10,698,910	(694,389)	10,004,521	37,967	—	37,967
Transaction costs related to the Business Combination		—		(21,437)	3,259	(18,178)
Issuance of common stock for options exercised	106,744	1,627,536	1,734,280	2,253	—	2,253
Cancellation of common stock	(2,865,535)	60,059	(2,805,476)	—	—	—
Stock-based compensation	—	—	—	27,547	14,578	42,125
Shares issued for vested restricted stock units	—	12,352,321	12,352,321	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	—	(1,041)	(256)	(1,297)
Forgiveness of officer loans	—	—	—	1,530	(542)	988
Net loss	—	—	—	(340,033)	(13,856)	(353,889)
Balance—September 30, 2023	737,585,438	13,381,288	750,966,726	$157,232	$9,126	$166,358

	Nine Months Ended September 30, 2023 (Unaudited)
	Common Stock Shares			Total Stockholders' Equity (Deficit)
(Amounts in thousands, except share and per share amounts)	As Previously Reported	Corrections	As Corrected	As Previously Reported	Corrections	As Corrected
Balance— December 31, 2022	98,078,356	—	98,078,356	$(610,100)	$5,917	$(604,183)
Adjusted Balance as of December 31, 2022	299,783,421	—	299,783,421	(610,100)	5,917	(604,183)
Issuance of common stock upon Business Combination close	10,698,910	(694,389)	10,004,521	37,967	—	37,967
Transaction costs related to the Business Combination	—	—	—	(21,437)	3,259	(18,178)
Issuance of common stock for options exercised	1,460,854	273,426	1,734,280	4,459	—	4,459
Cancellation of common stock	(3,326,710)	521,234	(2,805,476)	(8)	—	(8)
Stock-based compensation	—	—	—	41,272	11,675	52,947
Shares issued for vested restricted stock units	—	13,281,017	13,281,017	1	—	1
Vesting of common stock issued via notes receivable from stockholders		—	—	(3,395)	(1,103)	(4,498)
Forgiveness of officer loans	—	—	—	1,530	(542)	988
Net loss	—	—	—	(475,441)	(10,080)	(485,521)
Balance— September 30, 2023	737,585,438	13,381,288	750,966,726	$157,232	$9,126	$166,358

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The corrections to the condensed consolidated statements of cash flow for the periods as indicated below were as follows (tables may not foot as they are condensed to only present those line items which have been impacted):

	Year Ended December 31, 2022
(Amounts in thousands)	As Previously Reported	Corrections	As Corrected
Cash Flows from Operating Activities:
Net loss	$(888,802)	$11,725	$(877,077)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Impairments	145,178	293	145,471
Amortization of internal use software and other intangible assets	35,368	381	35,749
Non-cash interest and amortization of debt issuance costs and discounts	273,048	(381)	272,667
Stock-based compensation	38,557	(8,015)	30,542
Change in right-of-use assets	8,791	1,963	10,754
Change in operating assets and liabilities:
Operating lease obligations	(13,608)	(2,542)	(16,150)
Other receivables, net	37,878	(395)	37,483
Accounts payable and accrued expenses	(40,557)	(3,000)	(43,557)
Net cash provided by operating activities	938,222	29	938,251
Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	4,473	75	4,548
Net cash used in investing activities	(34,657)	75	(34,582)
Cash Flows from Financing Activities:
Repurchase of common stock	(7,169)	(779)	(7,948)
Proceeds from exercise of stock options	59	675	734
Net cash used in financing activities	(1,537,100)	(104)	(1,537,204)
Effects of currency translation on cash, cash equivalents, and restricted cash	725	1	726

	Three Months Ended March 31, 2023 (Unaudited)
(Amounts in thousands)	As Previously Reported	Corrections	As Corrected
Cash Flows from Operating Activities:
Net loss	$(89,895)	$2,269	$(87,626)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Stock-based compensation	6,504	(2,096)	4,408
Change in operating assets and liabilities:
Prepaid expenses and other assets	(4,698)	879	(3,819)
Accounts payable and accrued expenses	19,261	(1,052)	18,209
Net cash used in operating activities	(162,769)	—	(162,769)

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2023 (Unaudited)
(Amounts in thousands)	As Previously Reported	Corrections	As Corrected
Cash Flows from Operating Activities:
Net loss	$(135,408)	$3,776	$(131,632)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Stock-based compensation	12,354	(3,892)	8,462
Change in operating lease of right-of-use assets	4,013	(2,241)	1,772
Change in operating assets and liabilities:
Operating lease obligations	(8,675)	2,525	(6,150)
Prepaid expenses and other assets	3,898	880	4,778
Accounts payable and accrued expenses	18,667	(1,048)	17,619
Net cash used in operating activities	(142,702)	—	(142,702)

	Nine Months Ended September 30, 2023 (Unaudited)
(Amounts in thousands)	As Previously Reported	Corrections	As Corrected
Cash Flows from Operating Activities:
Net loss	$(475,441)	$(10,080)	$(485,521)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Stock-based compensation	37,398	10,481	47,879
Change in operating lease of right-of-use assets	5,446	(2,241)	3,205
Change in operating assets and liabilities:
Operating lease obligations	(11,247)	2,525	(8,722)
Other receivables, net	6,043	(476)	5,567
Prepaid expenses and other assets	15,035	(879)	14,156
Accounts payable and accrued expenses	4,648	(2,589)	2,059
Net cash used in operating activities	(76,167)	(3,259)	(79,426)
Cash Flows from Financing Activities:
Payment of equity financing costs	(16,634)	3,259	(13,375)
Net cash provided by financing activities	327,671	3,259	330,930
The reclassifications had no impact on net cash flows from operating activities, cash flows from investing activities, or cash flows from financing activities or the condensed consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) for the year ended December 31, 2022 and each of the respective interim periods ended March 31, June 30 and September 30, 2023.

*******

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and our President and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective because of the previously disclosed material weaknesses in our internal control over financial reporting described below.
Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
While preparing the consolidated financial statements included in this Annual Report, our management concluded that the following material weaknesses in internal control over financial reporting, previously reported as of December 31, 2022, were not fully remediated as of December 31, 2023:
•The Company determined that certain actions taken by our CEO failed to set a tone at the top that supported a strong culture of internal controls based on the criteria established by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), which requires the Company to demonstrate a commitment to integrity and ethical values, and for management to establish structures, reporting lines, and appropriate authorities and responsibilities.
•The Company did not maintain an effective control environment nor did it implement proper control activities required by the COSO Framework due to the limited number of accounting personnel with relevant experience and sufficient capacity.
•The Company previously identified a material error in a valuation provided by a third-party due to the limited number of accounting personnel with relevant experience and sufficient capacity to review the valuation.
Remediation of Previously Reported Material Weaknesses
With oversight from the Audit Committee of the Company’s board of directors and input from the Company’s board of directors, management is in the process of designing and implementing changes in processes and controls to remediate the material weaknesses described above. The measures we have taken and plan to take to remediate the identified material weakness and further evolving our accounting processes include:
•An independent management and ethics committee has been established to evaluate the control environment including review of ethical concerns, whistleblower concerns, and related party arrangements with periodic reporting to the Board.
•Company-wide training associated with ethics and compliance has been implemented.
•Management positions have been created to monitor the company’s culture and oversee operations.

•We have developed an organizational structure and specific roles within accounting designed to ensure specific and relevant expertise is in place to address pervasive concerns associated with deficiencies to the internal control over financial reporting environment and also to provide oversight and expertise for complex accounting transactions where the work of third party expertise is included in the control processes. Three experienced accounting personnel have been onboarded in 2023 and the first quarter of 2024 who are, and have been, evaluating and redesigning processes and procedures designed to achieve effective internal controls.
We may modify our remediation plan and may implement additional measures as we continue to review, optimize and enhance our financial reporting controls and procedures in the ordinary course. We will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are designed and operating effectively.
Management’s Report on Internal Control over Financial Reporting
As disclosed elsewhere in this Annual Report, we completed the Business Combination in August 2023. Prior to the Business Combination, our predecessor Aurora was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. As a result, and due to the timing of the Business Combination, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2023. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.
Changes in Internal Control over Financial Reporting
Other than in connection with the implementation of the remedial measures described above, during the three months ended December 31, 2023, the Company has not identified any changes in internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023, no director or executive officer of the Company entered into, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or that constituted a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K). However, certain of our directors or officers have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Except as noted below, the information required by Item 10 is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.
Information About Our Executive Officers
The following persons are executive officers of Better Home & Finance Holding Company:

Name	Position(s)	Age as of March 13, 2024
Vishal Garg	Chief Executive Officer	46
Kevin Ryan	President and Chief Financial Officer	53
Nicholas Calamari	Chief Administrative Officer and Senior Counsel	45
Paula Tuffin	General Counsel, Chief Compliance Officer and Secretary	61
Vishal Garg. Mr. Garg has served as a member of our Board and Chief Executive Officer of the Company since the Closing. Mr. Garg founded Pre-Business Combination Better and served as Chief Executive Officer of Pre-Business Combination Better from its inception in 2015 until the Closing. Since 1999, Mr. Garg has served as the founding partner of 1/0 Capital, an investment holding company focused on creating and investing in businesses within consumer finance, technology and digital marketing, and which is a significant stockholder of the Company. Before this, Mr. Garg was an entrepreneur in the consumer finance industry. Mr. Garg holds a B.S. in Finance and International Business from New York University.
Kevin Ryan. Mr. Ryan has served as our President and Chief Financial Officer since the Closing. Mr. Ryan served as Chief Financial Officer of Pre-Business Combination Better from October 2020 and Interim President from March 2023 until the Closing. Prior to joining Pre-Business Combination Better, Mr. Ryan spent more than two decades at Morgan Stanley. As Managing Director of Investment Banking and Head of Banks and Diversified Finance from 2015 to October 2020, he covered large and mid-cap banks, financial technology companies, consumer finance companies and mortgage real estate investment trusts. Mr. Ryan holds a bachelor’s degree from Rutgers University and a law degree from the University of Virginia. Mr. Ryan is a member of The Economic Club of New York.
Nicholas Calamari. Mr. Calamari has served as our Chief Administrative Officer and Senior Counsel since the Closing. Mr. Calamari is a co-founder of Pre-Business Combination Better and served as Chief Administrative Officer and Senior Counsel of Pre-Business Combination Better from August 2022 until the Closing, having previously served as General Counsel from its inception in March 2015 until June 2022. Since March 2015, Mr. Calamari has served as the General Counsel and a senior partner of 1/0 Capital, a significant stockholder of the Company. Prior to this, he was an attorney at Quinn Emanuel Urquhart & Sullivan, LLP. Mr. Calamari holds a B.A. from Dartmouth College and a J.D. from Fordham University School of Law.
Paula Tuffin. Ms. Tuffin has served as our General Counsel, Chief Compliance Officer and Secretary since the Closing. Ms. Tuffin served as General Counsel, Chief Compliance Officer and Secretary of Pre-Business Combination Better from May 2016 until the Closing. Prior to joining Pre-Business Combination Better in 2016, she served as senior litigation counsel at the CFPB in the Enforcement Bureau. Prior to joining the CFPB in 2013, Ms. Tuffin was a litigation partner at Mayer Brown. Ms. Tuffin holds a B.A. from Williams College and a J.D. from Harvard Law School.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Except as noted below, the information required by Item 12 is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.
Equity Compensation Plan Information

The following table provides information as of December 31, 2023, concerning shares of Class A Common Stock and Class B Common Stock issuable under the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Class A Common Stock	—(1)	—	115,165,642(2)(3)
Class B Common Stock	46,752,063(4)	$1.4983(5)	—(6)
Equity compensation plans not approved by security holders	—	—	—
Total	46,752,063	$1.4983	115,165,642
(1)    No awards were granted under the Better Home & Finance Holding Company 2023 Equity Incentive Plan (the “2023 Plan”) as of December 31, 2023 and no initial offering period has commenced under the Better Home & Finance 2023 Employee Stock Purchase Plan (the “ESPP”).
(2)    Consists of 99,051,703 shares of Class A Common Stock remaining available for future issuance under the 2023 Plan and 16,113,939 shares of Class A Common Stock remaining available for future issuance under the ESPP, as of December 31, 2023. Any shares subject to an award granted under the 2023 Plan, the Better Holdco, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) or the Better Holdco, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) that terminates, expires or lapses for any reason or any such award which is settled in cash without the delivery of shares will again be available for future grants under the 2023 Plan. Further, to the extent shares are tendered or withheld to satisfy the grant, exercise price or tax withholding obligation with respect to any award under the 2023 Plan, such tendered or withheld shares will be available for future grants under the 2023 Plan.
(3)    The number of shares of Class A Common Stock available under the 2023 Plan is subject to an annual increase on the first day of each fiscal year beginning in 2024 and ending in 2033, equal to the lesser of (i) 5% of the shares of Class A Common Stock outstanding on an as-converted basis as of the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Class A Common Stock as determined by the Board or the compensation committee of the Board. The number of shares of Class A Common Stock available under the ESPP is subject an annual increase on the first day of each fiscal year beginning in 2024 and ending in 2033, equal to the lesser of (i) 1% of the shares of Class A Common Stock outstanding on an as-converted basis as of the last day of the immediately preceding fiscal year and (ii) such number of shares of Class A Common Stock as determined by the Board. In December 2023, the Board determined to forego the evergreen automatic increases for 2024 under each of the 2023 Plan and the ESPP.
(4)    Consists of 169,090 shares of Class B Common Stock underlying options granted under the 2016 Plan and 46,582,973 shares of Class B Common Stock underlying options and RSUs granted under the 2017 Plan.
(5)    The weighted-average exercise price shown in the column above relates only to the shares of Class B Common Stock issuable upon the exercise of outstanding incentive stock options and non-qualified stock options granted under the 2016 Plan and the 2017 Plan.
(6)    There are no securities that remain available for future issuance under the terms of the 2016 Plan and the 2017 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

Part IV
Item 15. Exhibits and Financial Statements Schedules.
(a)    The following documents are filed as part of this Annual Report:
(1)    Financial Statements. The financial statements are set forth in Item 8. “Financial Statements and Supplementary Data” in this Annual Report.
(2)    Financial Statement Schedules. Schedules not filed herewith called for under Regulation S‑X are omitted because of the absence of conditions under which they are required, they are included in the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, elsewhere in this Annual Report or are not material.
(3)    Exhibits. The following list of exhibits includes exhibits submitted with this Annual Report as filed with the SEC and those incorporated by reference to other filings.

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of May 10, 2021, by and among Aurora Acquisition Corp., Aurora Merger Sub I, Inc. and Better Holdco, Inc.	8-K	2.1	May 14, 2021
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 27, 2021, by and among Aurora Acquisition Corp., Aurora Merger Sub I, Inc. and Better Holdco, Inc.	8-K	2.1	October 29, 2021
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of November 9, 2021, by and among Aurora Acquisition Corp., Aurora Merger Sub I, Inc. and Better Holdco, Inc.	S-4/A	2.4	November 12, 2021
2.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of November 30, 2021, by and among Aurora Acquisition Corp., Aurora Merger Sub I, Inc. and Better Holdco, Inc.	8-K	2.1	December 2, 2021
2.5	Amendment No. 4 to the Agreement and Plan of Merger, dated as of August 26, 2022, by and among Aurora Acquisition Corp., Aurora Merger Sub I, Inc. and Better Holdco, Inc.	8-K	2.1	August 29, 2022
2.6	Amendment No. 5 to the Agreement and Plan of Merger, dated as of February 24, 2023, by and among Aurora Acquisition Corp., Aurora Merger Sub I, Inc. and Better Holdco, Inc.	8-K	2.1	March 2, 2023
2.7	Amendment No. 6 to the Agreement and Plan of Merger, dated as of June 23, 2023, by and among Aurora Acquisition Corp., Aurora Merger Sub I, Inc. and Better Holdco, Inc.	8-K	2.1	June 26, 2023
3.1	Amended and Restated Certificate of Incorporation of Better Home & Finance Holding Company
3.2	Bylaws of Better Home & Finance Holding Company	8-K	3.2	August 25, 2023
4.1*	Warrant Agreement, dated as of March 3, 2021, by and between Aurora Acquisition Corp. and Continental Stock Transfer & Trust Company	S-4/A	4.4	July 24, 2023
4.2	Assignment, Assumption and Amendment Agreement, dated as of August 22, 2023, by and among Better Home & Finance Holding Company, Computershare Trust Company, N.A. and Computershare Inc.	8-K	4.2	August 28, 2023
4.3	Indenture, dated as of August 22, 2023, by Better Home & Finance Holding Company, the Subsidiary Guarantors signatory thereto, and GLAS Trust Company LLC.	8-K	10.3	August 28, 2023
4.4	Description of Securities
10.1	Amended and Restated Registration Rights Agreement, dated as of August 22, 2023, by and among Better Home & Finance Holding Company, Novator Capital Sponsor Ltd., and certain persons signatory thereto.	8-K	10.1	August 28, 2023
10.2	Joinder Agreement, dated as of October 11, 2023, by and between Better Home & Finance Holding Company, SVF II Beaver (DE) LLC, and SB Northstar LP.	S-1	10.29	October 12, 2023
10.3	Novator Exchange Election Agreement, dated as of August 22, 2023 by and among Better HoldCo, Inc., Novator Capital Sponsor Ltd. and Aurora Acquisition Corp.	8-K	10.2	August 28, 2023
10.4#	Form of Indemnification Agreement by and between Better Home & Finance Holding Company and each of its directors and executive officers.	8-K	10.4	August 28, 2023
10.5#	Better Holdco Inc. 2016 Equity Incentive Plan	S-1	10.5	October, 12 2023

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
10.6#	Form of Better Holdco Inc. 2016 Equity Incentive Plan Option Agreement	S-1	10.6	October, 12 2023
10.7#	Better Holdco Inc. 2017 Equity Incentive Plan	S-1	10.7	October, 12 2023
10.8#	Form of Better HoldCo Inc. 2017 Equity Incentive Plan RSU Agreement (Double-Trigger Vesting)	S-1	10.8	October, 12 2023
10.9#	Form of Better HoldCo Inc. 2017 Equity Incentive Plan RSU Agreement (Single-Trigger Vesting)	S-1	10.9	October, 12 2023
10.10#	Form of Better HoldCo Inc. 2017 Equity Incentive Plan Stock Option Agreement	S-1	10.1	October, 12 2023
10.11#	Form of Better HoldCo Inc. 2017 Equity Incentive Plan Stock Option Agreement (Early Exercise)	S-1	10.1	October, 12 2023
10.12#	Better Home & Finance Holding Company 2023 Incentive Equity Plan	8-K	10.5	August 28, 2023
10.13#	Form of Better Home & Finance Holding Company 2023 Incentive Equity Plan RSU Agreement	S-1	10.13	October, 12 2023
10.14#	Form of Better Home & Finance Holding Company 2023 Incentive Equity Plan Option Agreement	S-1	10.14	October, 12 2023
10.15#	Better Home & Finance Holding Company 2023 Employee Stock Purchase Plan	8-K	10.6	August 28, 2023
10.16	Amendment No. 2 to SB Northstar Subscription Agreement, dated as of August 21, 2023	8-K	10.1	August 23, 2023
10.17#	Employment Agreement, dated as of April 5, 2022, between Better Holdco, Inc. and Kevin Ryan.	S-4/A	10.24	July 24, 2023
10.18#	Employment Agreement, dated as of October 18, 2022, between Better Holdco, Inc. and Nicholas J. Calamari.	S-4/A	10.25	July 24, 2023
10.19#	Employment Agreement, dated as of October 18, 2022, between Better Holdco, Inc. and Paula Tuffin	S-4/A	10.26	July 24, 2023
10.20	Convertible Notes Side Letter, dated November 30, 2021 between SB Northstar and Vishal Garg.	S-4/A	10.27	July 24, 2023
10.21#	Chairman Agreement, dated as of April 27, 2022, between Better Holdco, Inc. and Harit Talwar.	S-4/A	10.30	July 24, 2023
10.22#	Loan Termination Agreement, dated as of August 21, 2023, between Better Holdco, Inc. and Vishal Garg.	8-K	10.15	August 28, 2023
10.23#	Loan Termination Agreement, dated as of August 21, 2023, between Better Holdco, Inc. and Kevin Ryan.	8-K	10.16	August 28, 2023
10.24#	Loan Termination Agreement, dated as of August 21, 2023, between Better Holdco, Inc. and Paula Tuffin.	8-K	10.17	August 28, 2023
10.25	Sponsor Purchase Subscription Agreement, dated as of August 22, 2023, by and between Better Home & Finance Holding Company and Novator Capital Sponsor, Ltd.	8-K	10.18	August 28, 2023
10.26#	Form of Transaction Bonus Agreement	8-K	10.1	September 29, 2023
10.27	Founder Side Letter, dated as of May 10, 2021, by and between Better Home & Finance Holding Company and Vishal Garg (included as Annex M to the Form S-4/A)	S-4/A	10.16	July 24, 2023
10.28	Better Holder Support Agreement, dated as of May 10, 2021, by and among the Registrant, Better Holdco, Inc. and the persons set forth on Schedule I thereto (included as Annex F to the proxy statement/prospectus)	S-4/A	10.2	July 24, 2023
10.29#	Better Holdco, Inc. Executive Change in Control Severance Plan
10.30#	Amendment to Employment Agreement, dated March 29, 2024, between Kevin Ryan and Better Home & Finance Holding Company
21.1	List of subsidiaries of Better Home & Finance Holding Company
23.1	Consent of Deloitte & Touche LLP
24.1	Powers of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Better Home & Finance Holding Company Clawback Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained Exhibit 101)
__________________
*Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
**    Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
#Indicates management contract or compensatory arrangement

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER HOME & FINANCE HOLDING COMPANY
(Registrant)

Dated: April 8, 2024	By:	/s/Kevin Ryan
Name: Kevin Ryan
Title: President and Chief Financial Officer
(on behalf of the Registrant and as the Registrant’s Principal Financial Officer and Principal Accounting Officer)
Each person whose individual signature appears below hereby authorizes and appoints Kevin Ryan and Paula Tuffin, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Vishal Garg	Chief Executive Officer and Director (Principal Executive Officer)	April 8, 2024
Vishal Garg

/s/Kevin Ryan	President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 8, 2024
Kevin Ryan

/s/Harit Talwar	Director and Chairman of the Board of Directors	April 8, 2024
Harit Talwar

/s/Michael Farello	Director	April 8, 2024
Michael Farello

/s/Steven Sarracino	Director	April 8, 2024
Steven Sarracino
/s/
/s/Riaz Valani	Director	April 8, 2024
Riaz Valani

/s/Prabhu Narasimhan	Director	April 8, 2024
Prabhu Narasimhan

/s/Arnaud Massenet	Director	April 8, 2024
Arnaud Massenet