Form 10-Q
period 2024-03-31
Better Home & Finance Holding Co
filed 2024-05-15
CIK 1835856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No  ☒
As of May 10, 2024, there were 391,904,734 shares of Class A common stock, 291,817,659 shares of Class B common stock and 71,877,283 shares of Class C common stock of the registrant issued and outstanding.

i

Part I - Financial Information
Item 1. Financial Statements
BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amounts in thousands, except share and per share amounts)	2024	2023
Assets
Cash and cash equivalents	$424,528	$503,591
Restricted cash	26,075	24,475
Short-term investments	58,089	25,597
Mortgage loans held for sale, at fair value	166,214	170,150
Other receivables, net	11,486	16,888
Property and equipment, net	15,898	16,454
Right-of-use assets	18,840	19,988
Internal use software and other intangible assets, net	30,849	38,126
Goodwill	32,209	32,390
Derivative assets, at fair value	1,737	1,716
Prepaid expenses and other assets	55,661	56,179
Total Assets	$841,586	$905,554
Liabilities and Stockholders’ Equity
Liabilities
Warehouse lines of credit	$126,161	$126,218
Convertible Note	514,758	514,644
Customer deposits	11,831	11,839
Accounts payable and accrued expenses	55,721	66,558
Escrow payable and other customer accounts	3,760	3,376
Derivative liabilities, at fair value	560	949
Warrant and equity related liabilities, at fair value	1,509	2,331
Lease liabilities	29,199	31,202
Other liabilities (includes $334 and $390 payable to related parties as of March 31, 2024 and December 31, 2023, respectively)	21,797	25,837
Total Liabilities	765,296	782,954
Commitments and contingencies (see Note 11)
Stockholders’ Equity
Common stock $0.0001 par value; 3,300,000,000 shares authorized as of March 31, 2024 and December 31, 2023, and 755,578,694 and 751,773,361 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	75	74
Notes receivable from stockholders	(10,976)	(10,111)
Additional paid-in capital	1,844,786	1,838,427
Accumulated deficit	(1,755,568)	(1,704,076)
Accumulated other comprehensive loss	(2,027)	(1,714)
Total Stockholders’ Equity	76,290	122,600
Total Liabilities and Stockholders’ Equity	$841,586	$905,554
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2024	2023
Revenues:
Gain on loans, net	$15,652	$12,761
Other revenue	2,817	4,944
Net interest income
Interest income	8,636	6,390
Interest expense	(4,854)	(5,469)
Net interest income	3,782	921
Total net revenues	22,251	18,626
Expenses:
Compensation and benefits	38,073	38,112
General and administrative	14,047	16,762
Technology	5,458	14,446
Marketing and advertising	4,554	7,760
Loan origination expense	2,577	5,202
Depreciation and amortization	9,074	11,477
Other expenses	(183)	11,065
Total expenses	73,600	104,824
Loss before income tax expense	(51,349)	(86,198)
Income tax expense/(benefit)	143	1,424
Net loss	(51,492)	(87,622)

Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(313)	(152)
Comprehensive loss	$(51,805)	$(87,774)

Per share data:
Loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.29)
Diluted	$(0.07)	$(0.29)
Weighted average common shares outstanding — basic	753,993,530	297,514,644
Weighted average common shares outstanding — diluted	753,993,530	297,514,644
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2024

	Common Stock
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance - December 31, 2023	751,773,361	74	(10,111)	1,838,427	(1,704,076)	(1,714)	122,600
Adjustment of transaction costs related to the Business Combination	—	—	—	(2,372)	—	—	(2,372)
Issuance of common stock for options exercised	120,887	—	—	19	—	—	19
Cancellation of common stock	(673,973)	—	—	—	—	—	—
Stock-based compensation	—	—	—	9,143	—	—	9,143
Tax withholding upon vesting of restricted stock units	—	—	—	(1,288)	—	—	(1,288)
Share issued for vested restricted stock units	4,358,419	1	—	—	—	—	1
Vesting of common stock issued via notes receivable from stockholders	—	—	(865)	857	—	—	(8)
Net loss	—	—	—	—	(51,492)	—	(51,492)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	—	(313)	(313)
Balance - March 31, 2024	755,578,694	$75	$(10,976)	$1,844,786	$(1,755,568)	$(2,027)	$76,290
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2023

	Convertible preferred stock		Common Stock
(Amounts in thousands, except share and per share amounts)	Shares	Amount	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance - December 31, 2022	108,721,433	$436,280	98,078,356	$10	$(53,225)	$618,111	$(1,167,656)	$(1,423)	$(604,183)
Recapitalization of shares due to Business Combination	223,593,304	—	201,705,065	—	—	—	—	—	—
Adjusted Balance as of December 31, 2022	332,314,737	436,280	299,783,421	10	(53,225)	618,111	(1,167,656)	(1,423)	(604,183)
Issuance of common stock	—	—	133,645	—	—	1,353	—	—	1,353
Repurchase or cancellation of common stock	—	—	(326,301)	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	—	—	5,917	—	—	5,917
Shares issued for vested restricted stock units	—	—	1,048,752	—	—	—	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	—	—	(2,210)	172	—	—	(2,038)
Net loss	—	—	—	—	—	—	(87,622)	—	(87,622)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	(146)	—	—	(222)	(368)
Balance - March 31, 2023	332,314,737	$436,280	300,639,517	$10	$(55,581)	$625,545	$(1,255,278)	$(1,645)	$(686,949)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Cash Flows from Operating Activities:
Net loss	$(51,492)	$(87,622)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation of property and equipment	1,029	2,116
Impairments	—	4,542
Amortization of internal use software and other intangible assets	8,045	9,361
Gain on sale of loans, net	(9,821)	(12,524)
Non-cash interest and amortization of debt issuance costs and discounts	1,217	164
Change in fair value of warrants	(823)	(553)
Change in fair value of bifurcated derivative	—	1,887
Stock-based compensation	8,760	4,408
(Recovery of)/Provision for loan repurchase reserve	(3,563)	2,124
Change in fair value of derivatives	(410)	4,520
Change in fair value of mortgage loans held for sale	829	36,683
Change in operating lease of right-of-use assets	1,148	622
Change in operating assets and liabilities:
Originations of mortgage loans held for sale	(650,505)	(828,671)
Proceeds from sale of mortgage loans held for sale	662,965	696,635
Operating lease liabilities	(2,003)	(3,968)
Other receivables, net	5,404	(4,027)
Prepaid expenses and other assets	519	(3,818)
Accounts payable and accrued expenses	(14,534)	18,219
Escrow payable and other customer accounts	384	(273)
Other liabilities	45	(2,584)
Net cash used in operating activities	(42,806)	(162,759)
Cash Flows from Investing Activities:
Purchase of property and equipment	(473)	(48)
Proceeds from sale of property and equipment	—	115
Capitalization of internal use software	(386)	(3,456)
Acquisitions of businesses, net of cash acquired	—	(2,658)
Maturities of short-term investments	22,638	—
Purchase of short-term investments	(55,165)	—
Net cash used in investing activities	(33,386)	(6,047)
Cash Flows from Financing Activities:
Net (repayments)/ borrowings on warehouse lines of credit	(57)	94,105
Repayments on finance lease liabilities	—	(205)
Net decrease in customer deposits	(8)	—
Repayments on corporate line of credit	—	(20,000)
Principal payments on convertible notes	(1,103)	—
Proceeds from exercise of stock options	20	—
Repurchase or cancellation of common stock	—	(104)
Net cash (used in)/ provided by financing activities	(1,148)	73,796
Effects of currency translation on cash, cash equivalents, and restricted cash	(123)	(368)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(77,463)	(95,378)
Cash, cash equivalents, and restricted cash—Beginning of period	528,066	346,065
Cash, cash equivalents, and restricted cash—End of period	$450,603	$250,687
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

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Cash and cash equivalents, end of period	$424,528	$225,362
Restricted cash, end of period	26,075	25,325
Total cash, cash equivalents and restricted cash, end of period	$450,603	$250,687
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,550	$2,526
Income taxes paid/(refunded)	$247	$(6,017)
Non-Cash Investing and Financing Activities:
Capitalization of stock-based compensation related to internal use software	$383	$689
Vesting of stock options early exercised in prior periods	$—	$452
Vesting of common stock issued via notes receivable from stockholders	$865	$2,210
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
On August 22, 2023 (the “Closing Date”), the Company consummated its business combination (the “Business Combination”), pursuant to the terms of the Agreement and Plan of Merger, dated as of May 10, 2021, as amended as of October 27, 2021, November 9, 2021, November 30, 2021, August 26, 2022, February 24, 2023 and June 23, 2023 (as amended, the “Merger Agreement”), by and among Aurora, Better Holdco, Inc. (“Pre-Business Combination Better”), and Aurora Merger Sub I, Inc., formerly a wholly owned subsidiary of Aurora (“Merger Sub”). On the Closing Date, Merger Sub merged with and into Pre-Business Combination Better, with Pre-Business Combination Better surviving the merger (the “First Merger”) and Pre-Business Combination Better merged with and into Aurora, with Aurora surviving the merger and changing its name to “Better Home & Finance Holding Company” (referred to as “Better Home & Finance” or the “Company”) (such merger, and together with the First Merger, the “Business Combination” and the completion thereof, the “Closing”).
Unless otherwise indicated, references to “Better,” “Better Home & Finance,” the “Company,” “we,” “us,” “our” and other similar terms refer to (i) Pre-Business Combination Better and its consolidated subsidiaries prior to the Closing and (ii) Better Home & Finance and its consolidated subsidiaries following the Closing.
The Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”) and public warrants are listed on the Nasdaq Capital Market under the ticker symbols “BETR” and “BETRW,” respectively.
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
On October 12, 2023, and on April 9, 2024, the Company was notified by the Listing Qualifications Staff of The Nasdaq Stock Market, LLC ("Nasdaq") that the Company’s Class A common stock was not in compliance with the $1.00 minimum bid price rule for continued listing on Nasdaq, and would be subject to delisting for failure to regain compliance with such rule within the first 180-day compliance period (ending April 9, 2024) or a subsequent 180-day compliance period (ending October 7, 2024). If the Class A common stock is no longer listed on Nasdaq, or another national securities exchange, such delisting would constitute a fundamental change under the indenture for the Convertible Note (as defined below) that would require the Company to redeem the Convertible Note prior to maturity for an amount in cash equal to the principal amount of the Convertible Note plus accrued and unpaid interest to the redemption date. As of March 31, 2024, the Company had cash and cash equivalents, together with short-term investments of $482.6 million, compared to $528.6 million principal amount outstanding under the Convertible Note. If the Company is required to redeem the Convertible Note prior to maturity, the Company may not have sufficient available cash and cash equivalents or be able to obtain additional liquidity, on acceptable terms or at all, to enable the Company to redeem or refinance the Convertible Note and continue operating its business.
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
On April 9, 2024, the Company received formal notice that Nasdaq granted the Company’s request for an additional 180-day period, or until October 7, 2024, to evidence compliance with the $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to the Bid Price Rule. If at any time before October 7, 2024, the bid price of the Company’s Class A common stock closes at or above $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation of compliance with the Bid Price Rule.
2. Summary of Significant Accounting Policies
Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows. The results of operations and other information for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes of Pre-Business Combination Better thereto for the year ended December 31, 2023.
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
Significant items subject to such estimates and assumptions include the fair value of mortgage loans held for sale, the fair value of derivative assets and liabilities, including bifurcated derivatives, interest rate lock commitments and forward sale commitments, the determination of a valuation allowance on the Company’s deferred tax assets, capitalization of internally developed software and its associated useful life, determination of fair value of the stock options at grant date, the fair value of acquired intangible assets and goodwill, the provision for loan repurchase reserves, and the incremental borrowing rate used in determining lease liabilities and warrant liabilities.
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
Allowance for Credit Losses–Held to Maturity (“HTM”) Short-term Investments—The Company’s HTM Short-term investments are also required to utilize the Current Expected Credit Loss approach to estimate expected credit losses. Management measures expected credit losses on short-term investments on a collective basis by major security types that share similar risk characteristics, such as financial asset type and collateral type adjusted for current conditions and reasonable and supportable forecasts. Management classifies the short term investments portfolio by security types, such as U.K. government agency securities.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The U.K. government treasury securities and U.K. government agency securities are issued by U.K. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.K. government as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, credit losses for these securities were immaterial as the Company does not currently expect any material credit losses on these short-term investments.
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
LHFS consists of loans originated for sale by BMC. The Company elects the fair value option, in accordance with ASC 825 – Financial Instruments (“ASC 825”), for all LHFS with changes in fair value recorded in gain on loans, net in the condensed consolidated statements of operations and comprehensive loss. Management believes that the election of the fair value option for LHFS improves financial reporting by presenting the most relevant market indication of LHFS. The fair value of LHFS is based on market prices and yields at period end. The Company accounts for the gains or losses resulting from sales of mortgage loans based on the guidance of ASC 860-20 – Sales of Financial Assets.
The Company issues interest rate lock commitments (“IRLC”) to originate mortgage loans and the fair value of the IRLC, adjusted for the probability that a given IRLC will close and fund, is recognized within gain on loans, net. Subsequent changes in the fair value of the IRLC are measured at each reporting period within gain on loans, net until the loan is funded. When the loan is funded, the IRLC is derecognized and the LHFS is recognized based on the fair value of the loan. The LHFS is subsequently remeasured at fair value at each reporting period and the changes in fair value are included within gain on loans, net until the loan is sold on the secondary market. When the loan is sold on the secondary market, the LHFS is derecognized and the gain/(loss) is included within gain on loans, net based on the cash settlement.
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
Loans Held for Investment—The Company holds a small amount of loans held for investment, for which management has the intent and ability to hold for the foreseeable future or until maturity or payoff and are reported at amortized cost, which is the principal amount outstanding, net of cumulative charge-offs, unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans. Loans held for investment are included within prepaid expenses and other assets on the condensed consolidated balance sheets.
The allowance for credit losses is a valuation account that is deducted from the loans held for investment amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the loan balance is deemed to be uncollectible. Management’s estimation of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts, including expected defaults and prepayments. The Company recognized an immaterial current expected credit loss for loans held for investment as of March 31, 2024 and December 31, 2023.
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
Assets and liabilities measured at fair value on a recurring basis include LHFS, derivative assets and liabilities, including IRLCs and forward sale commitments, mortgage servicing rights, bifurcated derivatives, convertible preferred stock warrants and warrant liabilities. Common stock warrants are measured at fair value at issuance only and are classified as equity on the condensed consolidated balance sheets. When developing fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. However, for certain instruments, the Company must utilize unobservable inputs in determining fair value due to the lack of observable inputs in the market, which requires greater judgment in measuring fair value. In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are based primarily upon the Company’s own estimates, and the measurements reflect information and assumptions that management believes a market participant would use in pricing the asset or liability.
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
Convertible Note—As part of the Closing of the Business Combination, the Company issued the Convertible Note. Upon initial issuance, the Convertible Note is evaluated for redemption and conversion features that could result in embedded derivatives that require bifurcation from the notes. Upon initial issuance, any embedded derivatives are measured at fair value. Convertible Note proceeds are allocated between the carrying value of the note and the fair value of embedded derivatives on the initial issuance date. Any portion of proceeds allocated to embedded derivatives are treated as reductions in, or discounts to, the carrying value of the convertible notes on the issuance date. Embedded derivatives are adjusted to fair value at each reporting period, with the change in fair value included within the consolidated statements of operations and comprehensive income (loss). See Note 9 for further details on the Company’s Convertible Note.
Income Taxes—Income taxes are calculated in accordance with ASC 740, Accounting for Income Taxes. An estimated annual effective tax rate is applied to year-to-date income (loss). At the end of each interim period, the estimated effective tax rate expected to be applicable for the full year is calculated. This method differs from that described in the Company’s income taxes policy footnote in the audited consolidated financial statements and related notes thereto for the year ended December 31, 2023, which describes the Company’s annual significant income tax accounting policy and related methodology.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition—The Company generates revenue from the following streams:
1)Gain on loans, net includes revenues generated from the Company’s mortgage production process. See Note 3. The components of gain on loans, net are as follows:
i.Gain on sale of loans, net—This represents the premium the Company receives in excess of the loan principal amount and certain fees charged by loan purchasers upon sale of loans into the secondary market. Gain on sale of loans, net includes unrealized changes in the fair value of LHFS, which are recognized on a loan by loan basis as part of current period earnings until the loan is sold on the secondary market. The fair value of LHFS is measured based on observable market data. This also includes activity for loans originated on behalf of the integrated partnership that are subsequently purchased by the Company as well as the portion of the sale proceeds to be received by the integrated partner. The portion of the sale proceeds that is to be allocated to the integrated partner is accrued as a reduction of gain on sale of loans, net when the loan is initially purchased by the Company from the integrated partner.
Gain on sale of loans, net also includes the changes in fair value of IRLCs and forward sale commitments. IRLCs include the fair value upon issuance with subsequent changes in the fair value recorded in each reporting period until the loan is sold on the secondary market. Fair value of forward sale commitments hedging IRLCs and LHFS are measured based on quoted prices for similar assets.
ii.Integrated partnership fees—Includes fees that the Company receives for originating loans on behalf of an integrated partnership, which are recognized as revenue upon the integrated partner’s funding of the loan.
iii.Provision for loan repurchase reserve—In connection with the sale of loans on the secondary market, the Company makes customary representations and warranties to the relevant loan purchasers about various characteristics of each loan, such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local laws. In the event of a breach of its representations and warranties, the Company may be required to repurchase the loan with the identified defects. The provision for loan repurchase reserve, represents the charge for these potential losses.
2)Net interest income includes interest income from LHFS calculated based on the note rate of the respective loan, interest income from short-term investments, and interest income on loans held for investment. Interest expense includes interest expense on warehouse lines of credit, interest expense on customer deposits, as well as interest expense on the Convertible Note.
3)Other revenue consists of revenue from the Company’s additional offerings which primarily consist real estate services, insurance, and international lending revenue which is recognized based on ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). ASC 606 outlines a single comprehensive model in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
    For real estate services, the Company generates revenues from fees related to real estate agent services, mainly from cooperative brokerage fees from the Company’s network of third-party real estate agents, which assist customers in the purchase or sale of a home. The Company recognizes revenues from real estate services upon completion of the performance obligation which is when the mortgage transaction closes. Performance obligations for real estate agent services are typically completed 40 to 60 days after the commencement of the home search process. Payment for these services is typically settled in cash as part of closing costs to the borrower upon closing of the mortgage transaction.
Also included in real estate services are settlement services which are revenue from fees charged for services such as title search fees, wire fees, policy and document preparation, and other mortgage settlement services. The Company recognizes revenues from settlement services upon completion of the performance obligation which is when the mortgage transaction closes.
Insurance revenue primarily consists of fees earned on homeowners insurance policies and title insurance. The Company generates revenues from agent fees on homeowners insurance policies obtained by customers through

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the Company’s marketplace of third-party insurance carriers. The Company offers title insurance as an agent and works with third-party providers that underwrite the title insurance policies. For title insurance, the Company recognizes revenue from fees upon the completion of the performance obligation which is when the mortgage transaction closes. For homeowners insurance and title insurance, the Company is the agent in the transactions as the Company does not control the ability to direct the fulfillment of the service, is not primarily responsible for fulfilling the performance of the service, and does not assume the risk in a claim against a policy.
For international lending revenue, the Company generates revenue primarily from broker fees earned in the U.K. The Company recognizes international lending revenue upon completion of the performance obligation which is when the mortgage transaction closes.
Compensation and Benefits—Compensation and benefits include salaries, wages, and incentive pay as well as stock-based compensation, employee health benefits, 401(k) plan benefits, and social security and unemployment taxes. Stock-based compensation includes expenses associated with restricted stock unit grants, performance stock unit grants, and stock option grants, under the Company’s stock plans. Compensation expense for the stock-based payments is based on the fair value of the awards on the grant date. Compensation and benefits expenses are expensed as incurred with the exception of stock-based compensation, which is recognized in a straight-line basis over the requisite service period.
General and Administrative Expenses—General and administrative expenses include rent and occupancy expenses, insurance, and external legal, tax and accounting services. General and administrative expenses are expensed as incurred.
Technology Expenses—Technology expenses consist of direct costs related to vendors engaged in product management, design, development, and testing of the Company’s websites and products. Technology expenses are expensed as incurred.
Marketing and Advertising Expenses—Marketing and advertising expenses consist of direct costs related to customer acquisition expenses, brand costs, and paid marketing. For customer acquisition expenses, the Company primarily generates loan origination leads through third-party financial service websites for which they incur “pay-per-click” expenses. A majority of the Company’s marketing and advertising expenses are incurred from leads purchased from these third-party financial service websites. Marketing and advertising expenses are expensed as incurred.
Loan Origination Expenses—Loan origination expenses consist of costs directly attributable to the production of loans such as appraisal fees, processing expenses, underwriting, closing fees, and servicing costs. These expenses are expensed as incurred.
Other Expenses—Other expenses consist of direct costs related to other non-mortgage homeownership activities, including settlement service expenses, lead generation expenses, expenses incurred in relation to our international lending activities, and gains and losses from equity related liabilities. Settlement service expenses consist of fees for transactional services performed by third-party providers for borrowers while lead generation expenses consist of fees for services related to real estate agents. Other expenses are expensed as incurred.
Segments—The Company has one reportable segment. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a company-wide basis for purposes of allocating resources and evaluating financial performance.
Reclassification of Prior Period Presentation in the Statement of Operations and Comprehensive Loss—Reclassifications of the previously reported statement of operations and comprehensive loss have been made to conform to the current period’s presentation which provides increased transparency to the nature of the costs. To conform to the current presentation, the following changes were made to the prior period statement of operations:
Revenue
•Gain on loans, net (Previously mortgage platform revenue, net)—Loan repurchase reserve recovery (provision) has been reclassified from mortgage platform expenses to gain on loans, net. The Company’s mortgage related activities that do not include originating and selling loans, namely in the U.K., have been reclassified to other revenue.
•Net interest income:

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Interest income—Interest income from short-term investments has been reclassified from other income.
•Interest expense (Previously warehouse interest expense)—Interest expense and amortization on non-funding debt has been reclassified to interest expenses from interest expense and amortization on non-funding debt.
Expenses
•Loan origination expense (Previously mortgage platform expenses)—The Company’s expenses that were not incurred to originate and sell loans, namely in the U.K., have been reclassified to other expenses.
•Other expenses (Previously other platform expenses)—Restructuring and impairment expenses, change in fair value of convertible preferred stock warrants, and change in fair value of bifurcated derivative have been reclassified to other expenses.
Previously Allocated Expenses
•Compensation and benefits—Compensation and benefits, which includes stock-based compensation, was previously allocated to mortgage platform expenses, other platform expenses, general and administrative expenses, marketing and advertising expenses, and technology and product development expenses based on allocated headcount is now presented as its own financial statement line item.
•Rent and occupancy—Rent and occupancy, which is now included within general and administrative expenses, was previously allocated to mortgage platform expenses, other platform expenses, general and administrative expenses, marketing and advertising expenses, and technology and product development expenses based on allocated headcount.
•Depreciation and amortization—Depreciation and amortization was previously allocated to mortgage platform expenses, other platform expenses, general and administrative expenses, marketing and advertising expenses, and technology and product development expenses based on allocated headcount is now presented as its own financial statement line item.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The impacts of the reclassifications on the condensed consolidated statements of operations and comprehensive loss are as follows:

(Amounts in thousands)		Three Months Ended March 31, 2023
	Caption name change	As previously reported	Reclassifications	As reclassified
Revenues:
Mortgage platform revenue, net	Gain on loans, net	$15,964	$(3,203)	$12,761
Cash offer program revenue		3	(3)	—
Other platform revenue	Other revenue	3,845	1,099	4,944
Net interest income
Interest income		3,925	2,465	6,390
Interest expense		(2,779)	(2,690)	(5,469)
Net interest income		1,146	(225)	921
Total net revenues		20,958	(2,332)	18,626

Expenses:
Compensation and benefits		—	38,112	38,112
Mortgage platform expenses	Loan origination expense	30,623	(25,421)	5,202
Cash offer program expenses		103	(103)	—
Other platform expenses	Other expenses	4,693	6,372	11,065
General and administrative expenses		28,828	(12,066)	16,762
Marketing and advertising expenses		8,623	(863)	7,760
Technology and product development expenses		23,606	(9,160)	14,446
Restructuring and impairment expenses		9,137	(9,137)	—
Depreciation and amortization		—	11,477	11,477
Total expenses		105,613	(789)	104,824

Interest and other income (expense), net
Other income (expense)		2,481	(2,481)	—
Interest and amortization on non-funding debt		(2,690)	2,690	—
Change in fair value of convertible preferred stock warrants		553	(553)	—
Change in fair value of bifurcated derivative		(1,887)	1,887	—
Total interest and other expense, net		(1,543)	1,543	—

Loss before income tax (benefit) expense		(86,198)	—	(86,198)
Income tax (benefit) expense		1,424	—	1,424
Net loss		$(87,622)	$—	$(87,622)

Reclassification of the Statement of Cash Flows—To conform to the current presentation, borrowings on warehouse lines of credit and repayments of warehouse lines of credit on the statement of cash flows have been combined into net borrowings (repayments) on warehouse lines of credit within cash (used in)/provided by financing activities as well as the breakout for gain on sale of loans, net from proceeds from sale of mortgage loans held for sale within cash used in operating activities.
Recently Issued Accounting Standards Not Yet Adopted
In July 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock (“ASU 2023-03”). This ASU amends or supersedes various Securities and Exchange Commission ("SEC") paragraphs within the applicable codification to conform to past SEC staff announcements. This ASU does not provide any new guidance. ASU 2023-03 will become effective for the Company once the addition to the FASB Codification is made available. As of March 31, 2024, the Company does not expect ASU 2023-06 will have a material impact on the consolidated financial statements.
In August 2023, the FASB issued ASU 2023-04, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121 (“ASU 2023-04”). This ASU amends and adds various SEC paragraphs to the FASB Codification to reflect guidance regarding the accounting for obligations to safeguard crypto assets an entity holds for platform users. This ASU does not provide any new guidance. ASU 2023-04 will become effective for the Company once the addition to the FASB Codification is made available. As of March 31, 2024, the Company does not expect ASU 2023-04 will have any impact on the consolidated financial statements.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB ASC. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes. As of March 31, 2024, the Company does not expect ASU 2023-06 will have a material impact on the consolidated financial statements.
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
Recent Securities and Exchange Commission (SEC) Final Rules Not Yet Adopted
In March 2024, the SEC adopted final rules under SEC Release No. 33-11275: The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant’s greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. These requirements are effective for the Company in various fiscal years, starting with its fiscal year beginning January 1, 2027. Disclosures will be required prospectively, with information for prior periods required only to the extent it was previously disclosed in an SEC filing. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. The Company is currently evaluating the impact of these final rules on its consolidated financial statements and disclosures.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Revenue
Revenue— The Company disaggregates revenue based on the following revenue streams:
Gain on loans, net consisted of the following:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Gain on sale of loans, net	$9,821	$12,524
Integrated partnership fees	2,268	2,361
Loan repurchase reserve recovery/(provision)	3,563	(2,124)
Total gain on loans, net	$15,652	$12,761
Other revenue consisted of the following:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
International lending revenue	$1,108	$988
Insurance Services	639	629
Real estate services	347	2,870
Other revenue	723	457
Total other revenue	$2,817	$4,944

4. Restructuring and Impairments
In December 2021, the Company initiated an operational restructuring program that included plans for costs reductions in response to a difficult interest rate environment as well as a slowing housing market. The restructuring program, which continued during the three months ended March 31, 2024, consists of reductions in headcount and any associated costs which primarily include one-time employee termination benefits. The Company expects the restructuring initiatives to continue at least through the end of 2024.
Due to reduced headcount, the Company has also reduced its real estate footprint. The Company has impaired right-of-use assets related to office space that is no longer in use or has been completely abandoned. Leases where the Company is unable to terminate or amend the lease with the landlord remain on the balance sheet under lease liabilities. In February 2023, the Company entered into a lease amendment with a landlord to surrender an office floor and reassign the lease to a third party. The amendment relieves the Company of the primary obligation under the original lease and as such is considered a termination of the original lease. In February 2023, the Company impaired the right-of-use asset of $13.0 million and removed the lease liability of $13.0 million related to one of the office spaces and as part of the amendment the Company incurred a loss of $5.3 million which included a $4.7 million payment in cash to the third party and $0.6 million other related fees to terminate the lease early. For the three months ended March 31, 2024 and 2023, the Company impaired property and equipment of none and $4.5 million, respectively, which was related to termination of lease agreement and sale of laptops resulting from a reduction in the workforce.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2024 and 2023, the Company’s restructuring and impairment expenses consist of the following:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Employee one-time termination benefits (1)	$721	$288
Real estate restructuring loss (2)	—	5,284
Gain on lease settlement (2)	—	(977)
Impairment of property and equipment (2)	—	4,542
Total Restructuring and Impairments	$721	$9,137
_______________
(1)Employee one-time termination benefits are included in compensation and benefits on the condensed consolidated statements of operations and comprehensive loss.
(2)Real estate restructuring loss, gain on lease settlement, and impairment of property and equipment are included in other expenses on the condensed consolidated statements of operations and comprehensive loss.

The cumulative amount of one-time termination benefits, impairment of loan commitment assets, impairment of right-of-use assets, and impairment of property and equipment as of March 31, 2024 is $123.0 million, $105.6 million, $8.5 million, and $12.0 million, respectively.
5. Mortgage Loans Held for Sale and Warehouse Lines of Credit
The Company has the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	March 31, 2024	December 31, 2023
Funding Facility 1 (1)	July 31, 2024	$100,000	$40,266	$61,709
Funding Facility 2 (2)	December 6, 2024	150,000	61,673	40,088
Funding Facility 3 (3)	August 2, 2024	175,000	24,222	24,421
Total warehouse lines of credit		$425,000	$126,161	$126,218
__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. Cash collateral deposit of $15.0 million is maintained and included in restricted cash.
(2)Interest charged under the facility is at the 30-day term SOFR plus 2.10% - 2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(3)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of March 31, 2024.

The unpaid principal amounts of the Company’s LHFS are also pledged as collateral under the relevant warehouse funding facilities. The Company’s LHFS are summarized below by those pledged as collateral and those fully funded by the Company:

(Amounts in thousands)	March 31, 2024	December 31, 2023
Funding Facility 1	$40,582	$63,483
Funding Facility 2	64,620	42,316
Funding Facility 3	26,473	26,894
Total LHFS pledged as collateral	131,675	132,693
Company-funded LHFS	7,072	12,386
Company-funded Home Equity Line of Credit	28,295	25,098
Total LHFS	167,042	170,177
Fair value adjustment	(828)	(27)
Total LHFS at fair value	$166,214	$170,150

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Average days loans held for sale, other than Company-funded LHFS and Company-funded HELOC, for the three months ended March 31, 2024 and 2023 were approximately 20 days. This is defined as the average days between funding and sale for loans funded during each period. As of March 31, 2024 and December 31, 2023, the Company had an immaterial amount of loans either 90 days past due or non-performing.
For the three months ended March 31, 2024 and 2023, the weighted average interest rate for the warehouse lines of credit was 7.39% and 6.67%, respectively. The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth, liquid assets, current ratios, liquidity ratios, and leverage ratios. In addition, these warehouse lines also require the Company to maintain compensating cash balances which aggregated to $18.8 million as of March 31, 2024 and December 31, 2023 and are included in restricted cash on the accompanying condensed consolidated balance sheets. The Company was in compliance with all financial covenants under the warehouse lines as of March 31, 2024.
6. Goodwill and Internal Use Software and Other Intangible Assets, Net
Changes in the carrying amount of goodwill, net consisted of the following:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Balance at beginning of period	$32,390	$18,525
Goodwill acquired—Goodholm	—	1,741
Effect of foreign currency exchange rate changes	(181)	240
Balance at end of period	$32,209	$20,507
No impairment of goodwill was recognized for the three months ended March 31, 2024 and 2023.
Internal use software and other intangible assets, net consisted of the following:

	As of March 31, 2024
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$137,655	$(111,572)	$26,083
Other	5.7	1,000	(294)	706
Total Intangible assets with finite lives, net		138,654	(111,866)	26,788
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		2,241	—	2,241
Total Internal use software and other intangible assets, net		$142,715	$(111,866)	$30,849

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2023
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$136,879	$(103,587)	$33,292
Intellectual property and other	5.7	1,008	(254)	754
Total Intangible assets with finite lives, net		137,887	(103,841)	34,046
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		2,260	—	2,260
Total Internal use software and other intangible assets, net		$141,967	$(103,841)	$38,126
The Company capitalized $0.4 million and $3.5 million in internal use software and website development costs during the three months ended March 31, 2024 and 2023, respectively. Included in capitalized internal use software and website development costs are $0.4 million and $0.7 million of stock-based compensation costs for the three months ended March 31, 2024 and 2023, respectively. Amortization expense totaled $8.0 million and $9.4 million during the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, no impairment was recognized relating to intangible assets.
7. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following:

	As of March 31,	As of December 31,
(Amounts in thousands)	2024	2023
Prepaid expenses	$25,430	$27,859
Tax receivables	8,473	8,348
Security Deposits	13,858	15,179
Loans held for investment	7,900	4,793
Total prepaid expenses and other assets	$55,661	$56,179

8. Customer Deposits
Customer Deposits—In relation to the Company’s banking activities tied to the Company’s acquisition of Birmingham Bank in the U.K., the Company offers individual savings accounts and other depository products with differing maturities and interest rates to its customers. The balance of customer deposits as of both March 31, 2024 and December 31, 2023 was $11.8 million on the condensed consolidated balance sheets.
The following table presents average balances and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended March 31,
	2024
(Amounts in thousands)	Average Balance	Average Rate Paid
Notice	$2,406	2.85%
Term	5,432	3.77%
Savings	4,260	2.28%
Total Deposits	$12,098	2.97%

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents maturities of customer deposits:

(Amounts in thousands)	As of March 31, 2024
Demand deposits	$4,389
Maturing In:
2024	3,583
2025	2,376
2026	1,174
2027	309
2028	—
Thereafter	—
Total	$11,831
Interest Expense on deposits is recorded in interest expense in the condensed consolidated statements of operations and comprehensive loss for the periods indicated as follows:

Three Months Ended March 31,
(Amounts in thousands)	2024
Notice	$24
Term	52
Savings	29
Total Interest Expense	$105
Deposits are for U.K. banking clients and are protected up to £85.0 thousand ($107.3 thousand) per eligible person by the Financial Services Compensation Scheme in the U.K. Of the total customer deposits as of March 31, 2024, $1.0 million were over the applicable insured amount.
9. Corporate Line of Credit and Convertible Note
Corporate Line of Credit—The Company made the final principal payment on its corporate line of credit in August 2023 and as such incurred no interest expense under the corporate line of credit during the three months ended March 31, 2024.
For the three months ended March 31, 2023, the Company recorded a total of $2.6 million related to interest expense as follows: $2.3 million in interest expense related to the line of credit and $0.3 million in interest expense related to the amortization of deferred debt issuance costs and discount and other debt servicing fees which is included in interest expense within the condensed consolidated statements of operations and comprehensive loss.
Convertible Note—In connection with the Closing of the Business Combination, the Company issued to SB Northstar LP, a Cayman Islands exempted limited partnership and an affiliate of SoftBank Group Corp., a senior subordinated convertible note in the aggregate principal amount of $528.6 million (the “Convertible Note”), $550.0 million less approximately $21.4 million released to the Company at the Closing from Aurora’s trust account, pursuant to an Indenture, dated as of August 22, 2023 (the “Indenture”). The Convertible Note bears 1% interest per annum and matures on August 22, 2028, unless earlier converted or redeemed. Per the Indenture, the Company may elect to pay all or any portion of interest in kind by issuing to the holder of such note an additional note or in cash.
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
As of March 31, 2024 and December 31, 2023, the carrying amount of the Convertible Note was $514.8 million and $514.6 million on the condensed consolidated balance sheets, respectively. For the three months ended March 31, 2024, the Company recorded a total of $2.7 million of interest expense related to the Convertible Note. Interest expense from the Convertible Note is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. In February 2024, the Company made a cash payment in the amount of $2.5 million, representing interest expense from the issuance of the Convertible Note through February 15, 2024.
10. Related Party Transactions
The Company has entered into a number of commercial agreements with related parties, which management believes provide the Company with products or services that are beneficial to its commercial objectives. Often these products and services have been tailored to the Company’s specific needs or are part of pilot programs, both for the Company and the counterparty, for which there are no clear alternative vendors offering comparable services to compare pricing with. It is reasonable to assume that none of these related party commercial agreements were structured at arm’s length and therefore may be beneficial to the counterparty.
1/0 Capital—The Company is a party to an employee and expense allocation agreement with 1/0 Capital, LLC (“1/0 Capital”), an entity affiliated with 1/0 Real Estate, LLC (“1/0 Real Estate”) (an entity wholly owned by 1/0 Holdco LLC, in which Vishal Garg, the Chief Executive Officer of the Company, and the Company’s executive officers each hold a more than five percent ownership interest). Under the employee and expense allocation agreement, 1/0 Capital provides the Company access to certain employees in exchange for reasonable consideration in the form of fees based on their time, as well as IT support services. Any intellectual property created under the agreement by 1/0 Capital employees working on behalf of the Company belongs to the Company. The term of the agreement will continue in perpetuity. The services provided by 1/0 Capital are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with this agreement, the Company incurred gross expense of none and $28 thousand in the three months ended three months ended March 31, 2024 and 2023, respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. As part of this agreement, the Company may provide access to certain of its employees for use by 1/0 Capital which reduced the amounts owed to 1/0 Capital by none for both the three months ended March 31, 2024 and 2023, respectively. The Company is invoiced on a net basis and recorded a $152 thousand and $153 thousand payable as of March 31, 2024 and December 31, 2023, respectively, included within other liabilities on the condensed consolidated balance sheets.
TheNumber—The Company originally entered into a data analytics services agreement in August 2016 with TheNumber, LLC (“TheNumber”), an entity affiliated with both Vishal Garg, the Chief Executive Officer of the Company, and 1/0 Real Estate.
In September 2021, the Company and TheNumber entered into a technology integration and license agreement, which was amended in November 2021, to develop a consumer credit profile technology which is to be launched in three stages. The first stage involves testing TheNumber’s limited graph Application Programming Interface in a testing environment with test data. The second stage involves data such as credit, income, and assets of staged borrowers meeting certain measures of speed and performance. The third stage requires TheNumber to run the product and serve all borrowers on the production side as well as provide data to the Company from its rich data set. The listed services provided by TheNumber are lead generation, market rate analysis, lead growth analysis, property listing analysis, automated valuation models, and financial risk analysis. Both parties agreed to jointly develop all aspects of this program, and the agreement provides for the utilization of TheNumber employees by the Company. In January 2024, the agreement was extended for an additional year. The services provided by TheNumber are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with these agreements, the Company paid expenses of $62 thousand and $301 thousand for the three months ended March 31, 2024 and 2023 respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss and had a payable of $171 thousand and $230 thousand as of March 31, 2024 and December 31, 2023, respectively, within other liabilities on the condensed consolidated balance sheets.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notable—In October 2021, the Company entered into a private label and consumer lending program agreement (the “2021 Notable Program Agreement”) to provide home improvement lines of credit to qualified borrowers of the Company with Notable Finance, LLC (“Notable”), an entity in which Vishal Garg, the Chief Executive Officer of the Company, and 1/0 Real Estate collectively hold a majority ownership interest. The program is intended to be used by qualified customers of the Company for home improvement purchases.
This program required Notable to originate and service the loan and in consideration, the Company pays Notable $600 for each loan originated pursuant to the agreement. In connection with the 2021 Notable Program Agreement, Notable provided an unsecured personal loan product with an initial 12-month “draw period” during which the customers can use the approved loan amount and only pay interest on the used loan fund. Following this initial 12-month draw period, the customers are no longer able to withdraw funds and there is a 3 or 5-year “fixed” period to pay back the loan in full in monthly installments.
In January 2022, Better Trust I, a subsidiary of the Company, entered into a master loan purchase agreement (the “Notable MLPA”) with Notable to purchase from Notable up to $20.0 million of unsecured home improvement loans underwritten and originated by Notable for the Company’s customers. Under the Notable MLPA, Notable originated home improvement loans, all of which Notable makes available for purchase by the Company. No additional cost outside the sale of the loan was contemplated by the Notable MLPA. The services provided by Notable are not integral to the Company’s technology platform and expenses incurred are not material to the Company. As of March 31, 2024 and December 31, 2023, the Company had $5.8 million and $6.3 million of unsecured home improvement loans from Notable, which are included within mortgage loans held for sale, at fair value on the condensed consolidated balance sheets.
For the three months ended March 31, 2024, the Company incurred $16 thousand of expenses for amortization of internal use software under the agreement, which are included within depreciation and amortization on the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2023, the Company incurred $21 thousand of expenses under the agreement, $5 thousand of which are included within marketing expenses and $16 thousand of which are included within depreciation and amortization on the condensed consolidated statements of operations and comprehensive loss.
Truework—The Company is a party to a data analytics services agreement with Zethos, Inc., (“Truework”), an entity in which Vishal Garg, the Chief Executive Officer of the Company, is an investor. Under the data analytics services agreement, Truework provides digital Verification of Employment (“VOE”) and Verification of Income (“VOI”) services to the Company during the mortgage loan origination process to confirm the employment and income of borrowers seeking a mortgage. This is data required for underwriting mortgages to the specifications of Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FMCC"), and private loan purchasers. These data services are standard product offerings of Truework, which they offer to a number of mortgage lenders. Truework is one of multiple vendors the Company uses for VOE and VOI services, the largest other one being The Work Number by Equifax. The Company uses the two vendors interchangeably based on estimated lowest cost and turnaround time. The Company originally entered into the data services agreement in March 2021, and amended the agreement in October 2021 to run until September 30, 2023. In connection with usage of the services, the Company incurred expenses of $8 thousand and $43 thousand for the three months ended March 31, 2024 and 2023 respectively, which are included within loan origination expenses on the consolidated statements of operations and comprehensive loss.
11. Commitments and Contingencies
Litigation—The Company, among other things, engages in mortgage lending, title and settlement services, and other financial technology services. The Company operates in a highly regulated industry and may be subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, audits, examinations, investigations, employee labor disputes, vendors, and potential enforcement actions from regulatory agencies. While the ultimate outcome of these matters cannot be predicted with certainty due to inherent uncertainties in litigation, management is of the opinion that these matters will not have a material impact on the condensed consolidated financial statements of the Company. The Company accrues for losses when they are probable to occur and such losses are reasonably estimable, and discloses pending litigation if the Company believes a possibility exists that the litigation will have a material effect on its financial results. Legal costs expected to be incurred are accounted for as they are incurred.
The Company is currently a party to pending legal claims and proceedings regarding an employee related labor dispute brought forth during the third quarter of 2020. The dispute alleges that the Company has failed to pay certain employees for

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
overtime and is in violation of the Fair Labor Standards Act and labor laws in the State of California and the State of Florida. The case is still in its early stages and has not yet reached the class certification stage and as such the ultimate outcome cannot be predicted with certainty due to inherent uncertainties in the legal claims. As part of the dispute, the Company included an estimated liability of $8.4 million as of both March 31, 2024 and December 31, 2023, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. No additional expense was accrued for the three months ended March 31, 2024. During the first quarter of 2023, the Company settled its employee related labor dispute in the State of Florida for an immaterial amount.
On June 7, 2022, Sarah Pierce, Pre-Business Combination Better’s former Head of Sales and Operations, filed litigation against Pre-Business Combination Better, Mr. Garg, and Nicholas Calamari, our Chief Administrative Officer and Senior Counsel. Ms. Pierce has since voluntarily dismissed her claims against the Company and Messrs. Garg and Calamari with prejudice and withdrawn her appeal of a separate judgment obtained by the Company against her.
Regulatory Matters—In the third quarter of 2021, following third-party audits of samples of loans produced during the fiscal years 2018, 2019, and 2022, the Company became aware of certain TILA-RESPA Integrated Disclosure (“TRID”) defects in the loan production process that resulted in the final closing costs disclosed in the closing disclosure, in some instances, being greater than those disclosed in the loan estimate. Some of these defects were outside applicable tolerances under the TRID rule, which resulted in potential overcharges to consumers. As of March 31, 2024 and December 31, 2023, the Company included an estimated liability of $8.7 million and $8.6 million, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets. For the three months ended March 31, 2024, the Company recorded an additional accrual for these potential TRID defects of $0.1 million and is included within loan origination expense in the condensed consolidated statement of operations and comprehensive loss. This accrual is the Company’s best estimate of potential exposure on the larger population of loans based on the results obtained by the audited sample. The accrued amounts are for estimated refunds potentially due to consumers for TRID tolerance errors for loans produced from 2018 through 2024. The Company is continuing to remediate TRID tolerance defects as necessary.
Minimum Bid Price Notice—On October 12, 2023, the Company received a letter from Nasdaq notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”) for continued listing. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Company applied for and, on March 7, 2024, received approval from Nasdaq to transfer the listing of its Class A common stock, from the Nasdaq Global Market to the Nasdaq Capital Market. The Class A common stock transferred to the Nasdaq Capital Market effective as of the opening of business on March 13, 2024 and continues to trade under the symbol “BETR.”
In accordance with the Compliance Period Rule, the Company has 180 calendar days, from the date of notification, October 12, 2023, to regain compliance. On April 9, 2024, the Company received formal notice that Nasdaq granted the Company’s request for an additional 180-day period, or until October 7, 2024, to evidence compliance with the $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to the Bid Price Rule. If at any time before October 7, 2024, the bid price of the Company’s Class A common stock, par value $0.0001 per share closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation of compliance with the Bid Price Rule.
If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Class A common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.
Loan Commitments—The Company enters into IRLCs to fund mortgage loans, at specified interest rates and within a specified period of time, with potential borrowers who have applied for a loan and meet certain credit and underwriting criteria. As of March 31, 2024 and December 31, 2023, the Company had outstanding commitments to fund mortgage loans in notional amounts of approximately $262.7 million and $227.4 million, respectively. The IRLCs derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of March 31, 2024 and December 31, 2023, respectively, on the condensed consolidated balance sheets. See Note 14.
Forward Sale Commitments—In the ordinary course of business, the Company enters into contracts to sell existing LHFS or loans committed but yet to be funded into the secondary market at specified future dates. As of March 31, 2024

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and December 31, 2023, the Company had outstanding forward sales commitment contracts of notional amounts of approximately $356.0 million and $265.0 million, respectively. The forward sales commitments derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of March 31, 2024 and December 31, 2023, respectively, on the condensed consolidated balance sheets. See Note 14.
Concentrations—See below for areas considered to be concentrations of credit risk for the Company:
Significant loan purchasers are those which represent more than 10% of the Company’s loan volume. During the three months ended March 31, 2024, the Company had three loan purchasers that accounted for 53%, 17% and 18% of loans sold by the Company. During the three months ended March 31, 2023, the Company had one loan purchaser that accounted for 79% of loans sold by the Company.
Concentrations of credit risk associated with the LHFS carried at fair value are limited due to the large number of borrowers and their dispersion across many geographic areas throughout the United States. As of March 31, 2024, the company originated 10% of its LHFS secured by properties in Florida. As of December 31, 2023, the Company originated 12% and 11% of its LHFS secured by properties in Florida and Texas, respectively.
The Company maintains cash and cash equivalent balances at various financial institutions. Cash accounts at each bank are insured by the Federal Deposit Insurance Corporation for amounts up to $0.25 million. As of March 31, 2024 and December 31, 2023, the majority of the Company’s cash and cash equivalent balances are in excess of the insured limits at various financial institutions.
Escrow Payable and Other Customer Accounts—In accordance with its lender obligations, the Company maintains a separate escrow bank account to hold borrower funds pending future disbursement. The Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. The Company also administers customer deposits in relation to other non-mortgage products and services that the Company offers. These funds are shown as restricted cash and there is a corresponding escrow payable on the consolidated balance sheet, as they are being held on behalf of the borrower or customer. The balance in these accounts as of March 31, 2024 and December 31, 2023 was $3.8 million and $3.4 million, respectively.

12. Risks and Uncertainties
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
For all counterparties with open positions as of March 31, 2024, in the event that the Company does not deliver into the forward-delivery commitments, they can be settled on a net basis. Net settlements entail paying or receiving cash based upon the change in market value of the existing instrument.
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
Loan Repurchase Reserve—The Company sells loans to loan purchasers without recourse. As such, the loan purchasers have assumed the risk of loss or default by the borrower. However, the Company is usually required by these loan purchasers to make certain standard representations and warranties relating to the loan for up to three years post sale. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify these loan purchasers for losses. In addition, if loans pay-off within a specified time frame the Company may be required to refund a portion of the sales proceeds to the loan purchasers. The Company repurchased $2.0 million (6 loans) and $8.2 million (21 loans) in unpaid principal balance of loans during the three months ended March 31, 2024 and 2023, respectively, related to its loan repurchase obligations. The Company’s loan repurchase reserve is included within other liabilities on the consolidated balance sheets. The (recovery of)/provision for the loan repurchase reserve is included within gain on loans, net on the consolidated statements of operations and comprehensive loss. The following presents the activity of the Company’s loan repurchase reserve:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Loan repurchase reserve at beginning of period	$19,472	$26,745
(Recovery)/provision	(3,563)	2,124
Charge-offs	(468)	(2,278)
Loan repurchase reserve at end of period	$15,441	$26,591
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
13. Net Loss Per Share
The computation of net loss per share and weighted average shares of the Company's common stock outstanding during the periods presented is as follows:

	Three Months Ended March 31,
(Amounts in thousands, except for share and per share amounts)	2024	2023
Basic net loss per share:
Net loss	$(51,492)	$(87,622)
Income allocated to participating securities	—	—
Net loss attributable to common stockholders - Basic	$(51,492)	$(87,622)
Diluted net loss per share:
Net loss attributable to common stockholders - Basic	$(51,492)	$(87,622)
Interest expense and change in fair value of bifurcated derivatives on convertible notes	—	—
Income allocated to participating securities	—	—
Net loss income attributable to common stockholders - Diluted	$(51,492)	$(87,622)
Shares used in computation:
Weighted average common shares outstanding	753,993,530	297,514,644
Weighted-average effect of dilutive securities:	—	—
Assumed exercise of stock options	—	—
Assumed exercise of warrants	—	—
Assumed conversion of convertible preferred stock	—	—
Diluted weighted-average common shares outstanding	753,993,530	297,514,644
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.07)	$(0.29)
Diluted	$(0.07)	$(0.29)
Basic and diluted loss per share are the same for each class of common stock (i.e., Class A, Class B and Class C) because they are entitled to the same dividend rights. Basic and diluted loss per share are presented together as the amounts for basic and diluted loss per share are the same (i.e., the Company’s other equity-linked instruments outstanding are anti-dilutive for the periods presented). There were no preferred dividends declared or accumulated during the three months ended March 31, 2024 and 2023. Historically, the Company applied the two-class method which requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. The Company’s outstanding convertible preferred stock was a participating security as the holders of such shares participated in earnings but did not contractually participate in the Company’s losses and therefore no losses were allocated to the convertible preferred stock in prior periods. The Company's potentially dilutive securities, which include stock options, convertible preferred stock that would have been issued under the if-converted method, warrants to purchase shares of common stock, warrants to purchase shares of preferred stock, and stock options exercised, not vested, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. The Company excluded the following

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
securities, presented based on amounts outstanding at each year end, from the computation of diluted net loss per share attributable to common stockholders for the years indicated as including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
RSUs and Options to purchase common stock (1)	49,562	141,059
Convertible preferred stock (2)	—	332,315
Pre-Closing Bridge Notes	—	764,681
Warrants to purchase convertible preferred stock (1)	—	14,592
Public Warrants (1)	3,733	—
Private Warrants (1)	6,075	—
Sponsor locked-up shares (1)	694	—
Warrants to purchase common stock (1)	—	5,731
Total	60,064	1,258,378
__________________
(1)Securities have an antidilutive effect under the treasury stock method.
(2)Securities have an antidilutive effect under the if-converted method.
14. Fair Value Measurements
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	March 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$166,214	$—	$166,214
Derivative assets, at fair value (1)	—	20	1,717	1,737
Total Assets	$—	$166,234	$1,717	$167,951
Derivative liabilities, at fair value (1)	$—	$518	$42	$560
Warrants and equity related liabilities, at fair value	$638	$871	$—	$1,509
Total Liabilities	$638	$1,389	$42	$2,069

	December 31, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$170,150	$—	$170,150
Derivative assets, at fair value (1)	—	—	1,716	1,716
Total Assets	$—	$170,150	$1,716	$171,866
Derivative liabilities, at fair value (1)	$—	$872	$77	$949
Warrant and equity related liabilities, at fair value (2)	972	1,359	—	2,331
Total Liabilities	$972	$2,231	$77	$3,280
__________________
(1)As of March 31, 2024 and December 31, 2023, derivative assets and liabilities represent both IRLCs and forward sale commitments.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivative Assets and Liabilities—The Company uses derivatives to manage various financial risks. The fair values of derivative instruments are determined based on quoted prices for similar assets and liabilities, dealer quotes, and internal pricing models that are primarily sensitive to market observable data. The Company utilizes IRLCs and forward sale commitments. The fair value of IRLCs, which are related to mortgage loan commitments, is based on quoted market prices, adjusted by the pull-through factor, and includes the value attributable to the net servicing fee. The Company evaluated the significance and unobservable nature of the pull-through factor and determined that the classification of IRLCs should be Level 3 as of March 31, 2024 and December 31, 2023. Significant changes in the pull-through factor of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The value of IRLCs also rises and falls with changes in interest rates; for example, entering into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, will decrease the value of IRLC. The Company had purchases/issuances of approximately $2.6 million and $0.9 million of IRLCs during the three months ended March 31, 2024 and 2023, respectively.
The number of days from the date of the IRLC to expiration of the rate lock commitment outstanding as of March 31, 2024 was approximately 51 days on average. The Company attempts to match the maturity date of the IRLCs with the forward commitments. Derivatives are presented in the condensed consolidated balance sheets under derivative assets, at fair value and derivative liabilities, at fair value. During the three months ended March 31, 2024, the Company recognized none of losses and $2.5 million of gains related to changes in fair value of IRLCs and forward sale commitments, respectively. During the three months ended March 31, 2023, the Company recognized $4.2 million of gains and $4.5 million of losses related to changes in the fair value of IRLCs and forward sale commitments, respectively. Gains and losses related to changes in the fair value of IRLCs and forward sale commitments are included in gain on loans, net within the condensed consolidated statements of operations and comprehensive loss. Unrealized activity related to changes in the fair value of forward sale commitments were $3.8 million of gains and $8.8 million of losses, included in the $2.5 million of gains and $4.5 million of losses, during the three months ended March 31, 2024 and 2023, respectively. The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows:

(Amounts in thousands)	Notional Value	Derivative Asset	Derivative Liability
Balance as of March 31, 2024
IRLCs	$262,715	$1,717	$42
Forward commitments	$356,000	20	518
Total		$1,737	$560
Balance as of December 31, 2023
IRLCs	$227,380	$1,716	$77
Forward commitments	$265,000	—	872
Total		$1,716	$949
Warrant and equity related liabilities—The warrant liability consists of Warrants and certain shares issued to Novator Capital Sponsor Ltd. ("Sponsor") that are subject to transfer restrictions contingent on the price of Class A common stock exceeding certain thresholds (the "Sponsor-Locked-Up Shares"). The warrants consist of the Company's publicly traded warrants ("Public Warrants") and private warrants to acquire shares of Aurora that have been converted into warrants to acquire shares of Class A common stock ("Private Warrants"). The Public Warrants trade on the Nasdaq Capital Market under the ticker symbol “BETRW” and as such is considered a Level 1 input from an active market to derive the value. The Private Warrants and Sponsor-Locked up Shares, although not publicly traded on an active market, use inputs from the publicly traded Public Warrants and the Company’s publicly traded common stock, respectively, and are further calibrated using unobservable inputs representing Level 2 measurements within the fair value hierarchy.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2024 and December 31, 2023, Level 3 instruments include IRLCs, bifurcated derivative and convertible preferred stock warrants. The following table presents the rollforward of Level 3 IRLCs:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Balance at beginning of period	$1,640	$7,568
Change in fair value of IRLCs	35	(22,891)
Balance at end of period	$1,675	$(15,323)
The following table presents the rollforward of Level 3 bifurcated derivative:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Balance at beginning of period	$—	$236,603
Change in fair value of bifurcated derivative	—	(1,887)
Balance at end of period	$—	$234,716
The following table presents the rollforward of Level 3 convertible preferred stock warrants:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Balance at beginning of period	$—	$3,096
Exercises	—	—
Change in fair value of convertible preferred stock warrants	—	(553)
Balance at end of period	$—	$2,543
Counterparty agreements for forward sale commitments contain master netting agreements, which contain a legal right to offset amounts due to and from the same counterparty and can be settled on a net basis. The table below presents gross amounts of recognized assets and liabilities subject to master netting agreements.

(Amounts in thousands)	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Offsetting of Forward Commitments - Assets
Balance as of:
March 31, 2024:	$—	$—	$—
December 31, 2023	$—	$—	$—
Offsetting of Forward Commitments - Liabilities
Balance as of:
March 31, 2024:	$311	$(828)	$(517)
December 31, 2023	$168	$(1,041)	$(872)

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Significant Unobservable Inputs—The following table presents quantitative information about the significant unobservable inputs used in the recurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	March 31, 2024
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	5.12% - 100.00%	76.3%

	December 31, 2023
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.77% - 100.00%	89.8%

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

		March 31, 2024		December 31, 2023
(Amounts in thousands)	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	Level 1	$58,089	$57,055	$25,597	$25,563
Loans held for investment	Level 3	$7,900	$8,258	$4,793	$5,103
Convertible Note	Level 3	$514,758	$322,803	$514,644	$309,135
In determining the fair value of the Short term investments, management used observable inputs such as quoted prices in active markets for identical assets. The fair value of loans held for investment is determined by management estimates of the specific credit risk attributes of each pool of loans, in addition to the quoted secondary-market prices which account for the interest rate characteristics of each loan. In determining the fair value of the Convertible Note, management used factors that are material to the valuation process, including but not limited to, the trading price of the Company’s securities, actual and projected financial results, risks, prospects, and economic and market conditions, among other factors. As a number of assumptions and estimates were involved that are largely unobservable, loans held for investment and the Convertible Note were classified as Level 3 inputs within the fair value hierarchy.
15. Income Taxes
On a consolidated basis, the Company recorded total income tax expense (benefit) of $0.1 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including the ability to accurately project the Company’s pre-tax income or loss for the year and the mix of earnings among various tax jurisdictions. The year-to-date effective tax rate, after discrete items, of (0.28)% for the three months ended March 31, 2024, changed from (1.65)% for the three months ended March 31, 2023, as the Company is forecasting reduction in losses for 2024. In addition, the

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company was subject to withholding taxes on a dividend in 2023. The income tax expense for the three months ended March 31, 2024 primarily relates to the pre-tax income projections in certain foreign jurisdictions where the Company files standalone returns. The income tax expense for the three months ended March 31, 2023 relates to the pre-tax income projections and dividend income withholding tax paid in certain foreign jurisdictions where the Company files standalone returns.
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred income tax assets. The Company is in a three-year cumulative loss position as of March 31, 2024. Further, due to losses being estimated in the future, management continues to believe it is more likely than not that the benefit of the deferred income tax assets will not be realized. In recognition of this risk, the Company continues to provide a full valuation allowance on deferred income tax assets.

16. Convertible Preferred Stock
In connection with the Business Combination, as described in Note 1, all series of Pre-Business Combination Better convertible preferred stock were converted into Pre-Business Combination Better common stock and subsequently converted to the Company’s common stock at an exchange ratio of approximately 3.06.
Convertible Preferred Stock Warrants—Immediately prior to the Closing of the Business Combination, certain convertible preferred stock warrant holders exercised their warrants on a cash basis and the remaining convertible preferred stock warrant holders exercised their warrants on a net basis at the Closing.
The change in fair value of warrants for the three months ended March 31, 2024 and 2023 was a gain of none and a gain of $0.6 million, respectively, and was recorded in change in fair value of convertible preferred stock within the condensed consolidated statements of operations and comprehensive loss.
17. Stockholders' Equity
On the Closing Date, the Company consummated the Business Combination pursuant to the terms of the Merger Agreement. The Company’s Class A common stock and Public Warrants currently trade on the Nasdaq Capital Market, under the ticker symbols “BETR” and “BETRW”, respectively. Each outstanding share of Pre-Business Combination Better common stock was exchanged for approximately 3.06 shares of the Company’s Class A or Class B common stock, par value $0.0001 per share (“Class B common stock”).
Private and Public Warrants—As of March 31, 2024 and December 31, 2023, the Company had a total of $1.3 million and $1.9 million, in respect of Private Warrants and Public Warrants, respectively, included as warrant and equity related liabilities within the condensed consolidated balance sheets. The change in fair value of Warrants for the three months ended March 31, 2024 was a gain of $0.6 million and is included in other expenses within the condensed consolidated statements of operations and comprehensive loss. There was no activity for the three months ended March 31, 2023 as the Warrants were assumed at the Closing of the Business Combination.
Sponsor Locked-up Shares—As of March 31, 2024 and December 31, 2023, the Company had a total of $0.2 million and $0.4 million, respectively, in respect of Sponsor Locked-up Share liabilities which are included within warrant and equity liabilities in the condensed consolidated balance sheets. The change in fair value of Sponsor Locked-up Shares for the three months ended March 31, 2024 was a gain of $0.2 million and was included in other expenses within the condensed consolidated statements of operations and comprehensive loss. There was no activity for the three months ended March 31, 2023 as the Sponsor Locked-up shares were assumed at the Closing of the Business Combination.
Notes Receivable from Stockholders—The Company, previously at times, entered into promissory note agreements with certain employees for the purpose of financing the exercise of the Company’s stock options. These employees may have the ability to use the promissory notes to exercise stock options that have not yet been vested by the respective employees. Interest is compounded and accrued based on any unpaid principal balance and is due upon the earliest of maturity, 120 days after an employee leaves the Company, the date the employee sells shares acquired through the promissory note agreement without prior written consent of the Company, or the day prior to the date that any change in the employee’s status would cause the loan to be a prohibited extension or maintenance of credit under Section 402 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). The Company no longer enters into promissory note agreements for

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the purpose of financing the exercise of the Company’s stock options and no longer allows for the early exercise of stock options.
As of March 31, 2024 and December 31, 2023, the Company had a total of $17.9 million and $18.3 million, respectively, of outstanding promissory notes.
Of the notes outstanding as of March 31, 2024 and December 31, 2023, $11.0 million and $10.1 million, respectively, were issued for the exercise of stock options vested and are recorded as a component of stockholders’ equity within the condensed consolidated balance sheets. The balance as of March 31, 2024 does not include any promissory notes due from directors and officers of the Company. During the three months ended March 31, 2024 and 2023 the Company recognized interest income from the promissory notes of $0.1 million, and $0.1 million, respectively which is included within interest income on the condensed consolidated statements of operations and comprehensive loss.
Of the notes outstanding as of March 31, 2024 and December 31, 2023, $6.9 million and $8.2 million, respectively, were issued for the early exercise of stock options not yet vested. Notes issued for the early exercise of stock options not yet vested are not reflected within stockholders’ equity on the condensed consolidated balance sheets as they relate to unvested share awards and therefore are considered non-substantive exercises. As the unvested share awards vest and are exercised in conjunction with the notes, they are recognized in the statement of equity within vesting of common stock issued via notes receivable from stockholders. The notes range in maturity from May 2025 to January 2026 and include interest rates ranging from 0.5% to 2.5% per annum.
18. Stock-Based Compensation
Stock-Based Compensation Expense—Stock-based compensation expense is included within compensation and benefits in the condensed consolidated statements of operations and comprehensive loss. The Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Stock-based compensation expense	8,760	4,408

Stock-based compensation expense excludes $0.4 million and $0.7 million of stock-based compensation expense for the three months ended March 31, 2024 and 2023, which was capitalized (see Note 6).

19. Regulatory Requirements
The Company is subject to various local, state, and federal regulations related to its loan production by the various states it operates in, as well as federal agencies such as the Consumer Financial Protection Bureau, the U.S. Department of Housing and Urban Development ("HUD"), and the Federal Housing Administration ("FHA") and is subject to the requirements of the agencies to which it sells loans, such as FNMA and FMCC. As a result, the Company may become involved in requests for information, periodic reviews, investigations, and proceedings by such various federal, state, and local regulatory bodies and agencies.
The Company is required to meet certain minimum net worth, minimum capital ratio and minimum liquidity requirements, including those established by HUD, FMCC and FNMA. As of March 31, 2024, the Company was in compliance with all necessary requirements.
Additionally, the Company is subject to other financial requirements established by government-sponsored enterprises (“GSEs”), which include a limit for a decline in net worth and quarterly profitability requirements. On March 12, 2023 and subsequently on May 19, 2023, the Company failed to meet the additional financial requirements due to the Company’s decline in profitability and decline in net worth. The decline in net worth and decline in profitability permit GSEs to declare a breach of the Company’s contract. The Company instituted additional financial requirements and remains in compliance with these requirements as of March 31, 2024.
As a result of failing to meet additional financial requirements, the Company has entered into a Pledge and Security Agreement in July 2023, to post additional cash collateral against the representation and warranty exposed to the Company.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2024, there have been no changes to the required cash deposit amount, which is included within the prepaid expenses and other assets on the consolidated balance sheet.
20. Subsequent Events
The Company evaluated subsequent events from the date of the condensed consolidated balance sheets of March 31, 2024 through the date of the release of financial statements, and has determined that, there have been no subsequent events that require recognition or disclosure in the condensed consolidated financial statements, except as described in Note 1 and Note 11.

******

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Better Home & Finance,” the “Company,” “we,”“us,” “our” and other similar terms refer to Better Holdco, Inc. and its subsidiaries prior to the completion (“Closing”) of the transactions contemplated by the Agreement and Plan of Merger, dated as of May 10, 2021, as amended, by and among Aurora Acquisition Corp., Better Holdco, Inc., and Aurora Merger Sub I, Inc. (such transactions, the “Business Combination”), and to Better Home & Finance Holding Company and its consolidated subsidiaries after the Closing.
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements as of December 31, 2023 and for the years ended December 31, 2023 and 2022, in each case, together with related notes thereto, included in our 2023 Annual Report on Form 10-K, and our condensed consolidated financial statements and related notes as of and for the quarterly period ended March 31, 2024, included elsewhere in this quarterly report on Form 10-Q.
In addition to historical financial information, the following discussion and analysis may contain forward-looking statements within the meaning of federal securities laws that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. See “Cautionary Statement Regarding Forward-Looking Statements.” Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. Certain amounts may not foot due to rounding.
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
We are focused on improving our platform and plan to continue making investments to build our business and prepare for future growth. We believe that our success will depend on many factors, including our ability to drive customers to our platform, and convert them once they come to us, through both our direct-to-consumer (“D2C”) channel and our partner relationship (“B2B”) channel, achieve leverage on our operational expenses, execute on our strategy to fund more purchase loans and diversify our revenue by expanding and enhancing our offerings. We plan to continue to invest in technology to improve customer experience and further drive down labor costs through automation, making our platform more efficient and scalable.
Our Business Model
We generate revenue through the production and sale of loans and other product offerings through our platform. The revenue and mix of revenue as a percentage of total revenue attributable to our sale of loan production (Gain on loans, net)

and Better Plus (Other revenue) for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024		2023
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages

Gain on loans, net	$15,652	70%	$12,761	69%
Other revenue	2,817	13%	4,944	27%
Net interest income	3,782	17%	921	5%
Total net revenues	$22,251		$18,626
Home Finance Mortgage Model—Gain on loans, net
We produce a wide selection of mortgage loans and leverage our platform to quickly sell these loans and related mortgage servicing rights (“MSRs”) to our loan purchaser network. We source our customers through two channels: our D2C channel and our B2B channel. Through our D2C channel, we generate gain on loans, net by selling loans and MSRs to our loan purchaser network, recognizing D2C revenue per loan. Through our B2B channel, we generate revenue from integrated relationships and advertising relationships. Through our advertising relationships, we generate gain on loans, net the same way we do in our D2C channel, by selling loans to our loan purchaser network. Through our integrated relationships, we generate a fixed fee per loan originated, which we recognize as revenue upon the funding of the loan by the partner. We may also purchase certain of the loans from our integrated relationship partner which we may subsequently sell to our loan purchaser network at our discretion. For loans subsequently sold to our loan purchaser network, the partner receives a portion of the sale proceeds. Although we aim to expand our B2B relationships, as of March 31, 2024, this channel was primarily comprised of our integrated relationship with Ally Bank (which is our only current integrated relationship).
Better Plus Model—Other revenue
Better Plus revenue consists of revenue from non-mortgage product offerings including real estate services (Better Real Estate) and insurance services, which includes title insurance (Better Cover).
Through Better Real Estate services, we offer settlement services during the mortgage transaction, which include wire services, document preparation, and other mortgage settlement services. As part of Better Real Estate we offer real estate services through our national network of real estate agents, primarily third-party partner real estate agents. Our technology matches prospective buyers with local agents, who help them identify houses, see houses, and navigate the purchase process. In the partner agent model, we refer customers to a network of external agents that assist them with searching for a home for which we receive a cooperative brokerage fee.
Through Better Cover we offer customers access to a range of homeowners insurance policy options through our digital marketplace of third-party insurance partners. We act as an agent to insurance carriers and receive an agency fee from the insurance carriers for policies sold and renewed. We also offer title insurance primarily as an agent and work with third-party providers that fulfill and underwrite the title insurance policies.
International Lending Revenue—Other revenue
International lending revenue consists of revenue from our international lending activities, namely in the U.K., which has expanded via acquisitions in prior years. International lending activities primarily include broker fees earned via our digital mortgage broker in the U.K.
Key Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate plans and make strategic decisions. Our key business metrics enable us to monitor our ability to manage our business compared to the broader mortgage origination market, as well as monitor relative performance across key purchase and refinance verticals.

Key measures that we use in assessing our business include the following ($ in millions, except percentage data or as otherwise noted):

Key Business Metric	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Home Finance
Funded Loan Volume	$661	$847
Refinance Loan Volume	$81	$70
Purchase Loan Volume	$529	$775
HELOC Volume	$51	$2
D2C Loan Volume	$360	$488
B2B Loan Volume	$301	$359
Total Loans (number of loans, not millions)	1,991	2,366
Average Loan Amount ($ value, not millions)	$332,111	$357,792
Gain on Sale Margin	2.37%	1.51%
Total Market Share	0.2%	0.3%
Better Plus
Better Real Estate Transaction Volume	$36	$161
Insurance Coverage Written	$1,068	$1,462
Home Finance
Funded Loan Volume represents the aggregate dollar amount of all loans funded in a given period based on the principal amount of the loan at funding. Our Funded Loan Volume of $661 million in the three months ended March 31, 2024 decreased by approximately 22% from $847 million in the three months ended March 31, 2023. Beginning in the third quarter of 2023, we also include HELOC loans in our Funded Loan Volume. For the three months ended March 31, 2024, purchase and refinance loans comprised $610 million and HELOC loans comprised $51 million of Funded Loan Volume.
Refinance Loan Volume represents the aggregate dollar amount of refinance loans funded in a given period based on the principal amount of the loan at refinancing date. Our Refinance Loan Volume of $81 million in the three months ended March 31, 2024 increased by approximately 16% from $70 million in the three months ended March 31, 2023.
Purchase Loan Volume represents the aggregate dollar amount of purchase loans funded in a given period based on the principal amount of the loan at purchase date. Our Purchase Loan Volume decreased by approximately 32% year-over-year to $529 million in the three months ended March 31, 2024 from $775 million in the three months ended March 31, 2023.
HELOC Loan Volume represents the aggregate dollar amount of HELOC loans funded in a given period based on the principal amount of the loan at funding. The HELOC product was launched during the first half of 2023. Our HELOC Loan volume increased to $51 million in the three months ended March 31, 2024 from $2 million in the three months ended March 31, 2023.
D2C Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated from direct interactions with customers using all marketing channels other than our B2B partner relationships. Our D2C Loan Volume of $360 million in the three months ended March 31, 2024 decreased by approximately 26% from $488 million in the three months ended March 31, 2023.
B2B Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated through one of our B2B partner relationships. Our B2B Loan Volume of $301 million in the three months ended March 31, 2024 decreased by approximately 16% from $359 million in the three months ended March 31, 2023.

Total Loans represents the total number of loans funded in a given period, including purchase loans, refinance loans and HELOC loans. Our Total Loans of 1,991 in the three months ended March 31, 2024 decreased by approximately 16% from 2,366 in the three months ended March 31, 2023.
Purchase and refinance loans comprised 1,557 of the Total Loans in the three months ended March 31, 2024 and HELOC loans comprised 434.
Average days loans held for sale for the three months ended March 31, 2024 and 2023, were approximately 20 and 20, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of each such reporting date, we had an immaterial amount of loans either 90 days past due or non-performing, as we generally aim to sell loans shortly after production.
Average Loan Amount represents Total Funded Loan Volume divided by number of loans funded in a period. Our Average Loan Amount decreased by approximately 7% to $332,111 in the three months ended March 31, 2024 from $357,792 in the three months ended March 31, 2023. In general, HELOC loans have lower average loan amounts than purchase or refinance loans, and therefore Average Loan Amount has decreased as a result of HELOC growth in 2023 and the three months ended March 31, 2024 .
Gain on Sale Margin represents gain on loans, net, as presented on our condensed consolidated statements of operations and comprehensive income (loss), divided by Funded Loan Volume. Gain on Sale Margin increased by approximately 57% to 2.37% during the three months ended March 31, 2024 from 1.51% year-over-year from the three months ended March 31, 2023. We saw an increase in our Gain on Sale Margin for three months ended March 31, 2024 compared to three months ended March 31, 2023, as a result of a recovery on our Loan Repurchase Reserve which positively impacted our Gain on Loans, net, as well as improved pricing on our Funded Loans.
Total Market Share represents Funded Loan Volume in a period divided by total value of loans funded in the industry for the same period, as presented by FNMA. Our Total Market Share of 0.2% during the three months ended March 31, 2024 remained substantially the same as 0.3% in the three months ended March 31, 2023. The mortgage market remains competitive among lenders, given the interest rate environment and we continue to focus on originating the most profitable business available to us. As a result, we have pulled back on our most unprofitable channels, resulting in further declines to market share.
Better Plus
Better Real Estate Transaction Volume represents the aggregate dollar amount of real estate volume transacted in a given period across both in-house agents and third-party network agents.
Insurance Coverage Written represents the aggregate dollar amount of insurance liability coverage provided to customers on behalf of insurance carrier partners across all insurance products on the Company’s marketplace, specifically title and homeowners insurance offered through Better Settlement Services and Better Cover. This includes the value of the loan for lender’s title insurance and dwelling coverage for homeowners insurance. Coverage Written amounts for Better Cover have been updated for all periods presented to includes both new policies and policy renewals, which in prior periods included only new policies.
Description of Certain Components of Our Financial Data
Components of Revenue
Our sources of revenue include gain on loans, net, net interest income, and other revenue.
Home Finance (Gain on Loans, Net)
Gain on loans, net, includes revenue generated from our mortgage production process. The components of Gain on loans, net, are as follows:
i.Gain on sale of loans, net–This represents the premium we receive in excess of the loan principal amount and certain fees charged by loan purchasers upon sale of loans into the secondary market. Gain on sale of loans, net includes unrealized changes in the fair value of mortgage loans held for sale (“LHFS”), which are recognized on a loan-by-loan basis as part of current period earnings until the loan is sold on the secondary market. The fair value of LHFS is measured based on observable market data. This also includes activity for loans originated on behalf of the integrated partnership that are subsequently purchased by us as well the portion of the sale proceeds to be received by the integrated partner. The portion of the sale proceeds that is to be allocated to the integrated partner is accrued as a reduction of gain on sale of loans, net when the loan is initially purchased by us from the integrated relationship partner.
Gain on sale of loans, net also includes the changes in fair value of interest rate lock commitments (“IRLCs”) and forward sale commitments. IRLCs include the fair value upon issuance with subsequent changes in the fair value recorded in each reporting period until the loan is sold on the secondary market. Fair value of forward commitments hedging IRLCs and LHFS are measured based on quoted prices for similar assets.
ii.Integrated Partnership Fees–Includes fees that we receive for originating loans on behalf of an integrated partner, which are recognized as revenue upon the integrated partner’s funding of the loan.
iii.Provision for Loan Repurchase Reserve–In connection with our sale of loans on the secondary market, we make customary representations and warranties to the relevant loan purchasers about various characteristics of each loan, such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local laws. In the event of a breach of its representations and warranties, we may be required to repurchase the loan with the identified defects. The provision for loan repurchase reserve, represents the charge for these potential losses.
Net Interest Income
Net interest income includes interest income from LHFS calculated based on the note rate of the respective loan, interest income from short-term investments, and interest income on loans held for investment. Interest expense includes interest expense on warehouse lines of credit, interest expense on customer deposits, as well as interest expense on the Convertible Note.
Better Plus, International Lending Revenue, and Other (Other Revenue)
We generate other revenue through our Better Plus offerings, which includes Better Real Estate (real estate services), Better Cover (insurance), and international lending revenue.
For Better Real Estate, we generate revenues from fees related to real estate agent services, mainly cooperative brokerage fees from our network of third-party real estate agents, to assist our customers in the purchase or sale of a home. For settlement services, we generate revenues from fees on services, such as policy preparation, title search, wire, and other services, required to close a loan, which were provided by third parties through our platform. We recognized revenues from fees on settlement services upon the completion of the performance obligation, which was when the loan transaction closes.
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
Our performance obligations for settlement services and title insurance are typically completed 40 to 60 days after the commencement of the loan origination process and are recognized in revenue upon the closing of the loan transaction.
For international lending revenue, we generate revenue primarily from broker fees earned via our digital mortgage broker in the U.K.
Components of Our Expenses
Our expenses consist of compensation and benefits, general and administrative, technology expenses, marketing and advertising expenses, loan origination expenses, depreciation and amortization, and other expenses.

Compensation and Benefits
Compensation and benefits includes salaries, wages, and incentive pay as well as stock compensation, employee health benefits, 401(k) plan benefits, and social security and unemployment taxes. Stock-based compensation includes expenses associated with restricted stock unit grants, performance stock unit grants, and stock option grants, under our stock plans. We recognize compensation expense for the stock-based payments based on the fair value of the awards on the grant date. The expense is recorded on a straight-line basis over the requisite service period.
General and Administrative Expenses
General and administrative expenses include rent and occupancy expenses, travel and entertainment expenses, insurance expenses, and external legal, tax and accounting services. General and administrative expenses are expensed as incurred.
Technology Expenses
Technology expenses consist of expenses related to vendors engaged in product management, design, development and testing of our websites and products. Technology and product development expenses are generally expensed as incurred.
Marketing and Advertising Expenses
Marketing and advertising expenses consist of customer acquisition expenses, brand costs, and paid marketing. For customer acquisition expenses, we primarily generate loan origination leads through third-party financial service websites for which we incur “pay-per-click” expenses. A majority of our marketing expenses are incurred from leads that we purchase from these third-party financial service websites. Marketing expenses are generally expensed as incurred.
Loan Origination Expenses
Loan origination expenses consist primarily of origination expenses, appraisal fees, processing expenses, underwriting, closing fees, and servicing costs. These expenses are expensed as incurred.
Other Expenses
Other expenses relate to other non-mortgage homeownership activities, including settlement service expenses, lead generation expenses, expenses incurred in relation to our international lending activities, and gains and losses from the warrant and equity related liabilities. Settlement service expenses consist of fees for transactional services performed by third-party providers for borrowers while lead generation expenses consist of fees for services related to real estate agents. Other expenses are expensed as incurred.

Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2024	2023
Revenues:
Gain on loans, net	$15,652	$12,761
Other revenue	2,817	4,944
Net interest income
Interest income	8,636	6,390
Interest expense	(4,854)	(5,469)
Net interest income	3,782	921
Total net revenues	22,251	18,626
Expenses:
Compensation and benefits	38,073	38,112
General and administrative	14,047	16,762
Technology	5,458	14,446
Marketing and advertising	4,554	7,760
Loan origination expense	2,577	5,202
Depreciation and amortization	9,074	11,477
Other expenses	(183)	11,065
Total expenses	73,600	104,824
Loss before income tax expense	(51,349)	(86,198)
Income tax expense/(benefit)	143	1,424
Net loss	$(51,492)	$(87,622)
Earnings (loss) per share attributable to common stockholders (Basic)	$(0.07)	$(0.29)
Earnings (loss) per share attributable to common stockholders (Diluted)	$(0.07)	$(0.29)

Three Months Ended March 31, 2024 as Compared to Three Months Ended March 31, 2023
Revenues
The components of our revenues for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Revenues:
Gain on loans, net	15,652	12,761
Other revenue	2,817	4,944
Net interest income
Interest income	8,636	6,390
Mortgage interest expense	(4,854)	(5,469)
Net interest income	3,782	921
Total net revenues	$22,251	$18,626

Gain on loans, net
The components of our gain on loans, net for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Gain on sale of loans, net	$9,821	$12,524
Integrated partnership fees	2,268	2,361
Loan repurchase recovery (reserve)	3,563	(2,124)
Total gain on loans, net	$15,652	$12,761

Gain on sale of loans, net decreased $2.7 million or 22% to $9.8 million for the three months ended March 31, 2024 compared to $12.5 million for the three months ended March 31, 2023. The decrease in gain on sale of loans, net was largely driven by the reduction of Funded Loan Volume.
Integrated partnership fees decreased $0.1 million, or 4% to a gain of $2.3 million for the three months ended March 31, 2024, compared to gain of $2.4 million for the three months ended March 31, 2023. The decrease in integrated partnership fees was primarily driven by the reduction in B2B Loan Volume.
Loan repurchase reserve decreased $5.7 million or 268%, to a recovery of $3.6 million for the three months ended March 31, 2024, compared to a provision of $2.1 million for the three months ended March 31, 2023. The loan repurchase reserve changed from a provision to a recovery as our estimate for potential loss exposure has decreased as we no longer have exposure to the historical periods when we had a significantly higher funded loan volume. The reduction in potential loss exposure results in a reduction in the loan repurchase reserve liability which is recognized as a recovery within gain on loans, net.
Other Revenue
The components of other revenue for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
International lending revenue	$1,108	$988
Insurance Services	639	629
Real estate services	347	2,870
Other revenue	723	457
Total other revenue	$2,817	$4,944

International lending revenue increased $0.1 million, or 12% to $1.1 million for the three months ended March 31, 2024 compared to $1.0 million for the three months ended March 31, 2023. The increase in international lending revenue was primarily driven by increased operations in U.K. brokerage businesses.
Insurance services remained relatively flat for both the three months ended March 31, 2024 and three months ended March 31, 2023. While Insurance Coverage Written decreased due to fewer insurance transactions, increasing insurance premium costs and more competitive referral revenue sharing agreements with insurance carries resulted in increased revenue per transaction.
Real estate services decreased $2.5 million, or 88% to $0.3 million for the three months ended March 31, 2024 compared to $2.9 million for the three months ended March 31, 2023. The decrease in real estate services was primarily driven by a reduction in volume of real estate transactions as well earning lower revenue per transaction for the three months ended March 31, 2024 as we no longer employed any in-house real estate agents and all activity was through our network of third party real estate agents which results in lower revenue per transaction.

Other revenue increased by $0.3 million, or 58% to $0.7 million for the three months ended March 31, 2024 compared to $0.5 million for the three months ended March 31, 2023. The increase in other revenue was primarily driven by mortgage and non-mortgage loan servicing activities in the U.S. and U.K.
Net Interest Income
The components of our net interest income for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Mortgage interest income	$2,964	$3,925
Interest Income from Investments	5,672	2,465
Warehouse interest expense	(2,189)	(2,779)
Other interest expense	(2,665)	(2,690)
Total net interest income	$3,782	$921

Mortgage interest income decreased $0.9 million, or 24% to $3.0 million for the three months ended March 31, 2024 compared from $3.9 million of the three months ended March 31, 2023. The decrease in mortgage interest income was primarily driven by the decrease in origination volume and the mortgage interest income earned on the unpaid principal balance for loans held and serviced during the interim between the origination of the loan and its sale on the secondary market.
Interest income from investment increased $3.2 million, or 130% to $5.7 million for the three months ended March 31, 2024 compared to $2.5 million for the three months ended March 31, 2023. The increase in interest income from investment was primarily driven by increased investments in securities with maturities ranging from 90 days to 1 year, driven by our cash management strategies and increased available liquidity.
Warehouse interest expense decreased $0.6 million, or 21% to $2.2 million for the three months ended March 31, 2024 compared to $2.8 million for the three months ended March 31, 2023. The decrease in warehouse interest expense was primarily driven by decreased borrowings on funding facilities used in the mortgage production process to meet the decreased origination volume.
Other interest expense remained flat at $2.7 million for the three months ended March 31, 2024 compared to $2.7 million for the three months ended March 31, 2023. Other interest expense for the three months ended March 31, 2024 is related to interest expense on our convertible notes while interest expense for the three months ended March 31, 2023 is related to interest expense on our corporate line of credit which was subsequently paid off in full in August 2023.
Expenses
The components of our expenses for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Compensation and benefits	38,073	38,112
General and administrative	14,047	16,762
Technology	5,458	14,446
Marketing and advertising	4,554	7,760
Loan origination expense	2,577	5,202
Depreciation and amortization	9,074	11,477
Other expenses	(183)	11,065
Total operating expenses	$73,600	$104,824
Compensation and benefits expenses were $38.1 million for the three months ended March 31, 2024, remaining relatively flat in total compared with $38.1 million for the three months ended March 31, 2023. We reduced our headcount between the two periods which lead to a decrease in compensation and benefits that was offset by an increase in stock based compensation. The increase in stock based compensation during the three months ended March 31, 2024 was due to awards that have met the liquidity event criteria with the Closing of the Business Combination in August 2023 as well as service based conditions during the three months ended March 31, 2024.
General and administrative expenses were $14.0 million for the three months ended March 31, 2024, a decrease of $2.7 million or 16% as compared with $16.8 million in the three months ended March 31, 2023. The decrease in general and administrative expenses was driven primarily by decreases in rent and occupancy expenses, as we have taken measures to reduce our real estate footprint, as well as reductions in professional services. The reductions in professional services are driven by a reduction in legal expenses as we were incurring higher legal expenses leading up to the Closing of the Business Combination for the three months ended March 31, 2023 in comparison to the three months ended March 31, 2024. The decreases in general and administrative expenses were offset by increases in insurance expenses due to the Closing of the Business Combination as insurance premiums for public companies are significantly higher than those of private companies.
Technology expenses were $5.5 million for the three months ended March 31, 2024, a decrease of $9.0 million or 62% as compared with $14.4 million in the three months ended March 31, 2023. The decrease in technology expenses were driven primarily by a reduction in costs associated with software vendors. This was driven by the reduced headcount, due to which we required fewer software licenses, replacement of certain vendors with more cost efficient alternatives, as well as the termination of non-critical vendors.
Marketing and advertising expenses were $4.6 million for the three months ended March 31, 2024, a decrease of $3.2 million or 41% as compared with $7.8 million in the three months ended March 31, 2023. Substantially all of the decrease in marketing and advertising expenses was driven by decreases in customer acquisition-related expenses, as our lower origination volume resulted in less required customer acquisition spend in the aggregate.
Other expenses were $0.2 million for the three months ended March 31, 2024, a decrease of $11.2 million or 102%, as compared with $11.1 million in the three months ended March 31, 2023. The reduction in other expenses was primarily driven by a reduction in restructuring expenses, as for the three months ended March 31, 2023 we incurred real estate restructuring losses, gain on lease settlement, and impairments of property and equipment related to restructuring initiatives which we did not have during the three months ended March 31, 2024. The reduction in other expenses was also driven by reductions on liability classified warrants and equity related liabilities as a result of the reduced trading price of our common stock, which are recorded as gains during the three months ended March 31, 2024. During the the three months ended March 31, 2023 we recognized losses on the change in fair value of bifurcated derivative which was an embedded feature in the subordinated 0% bridge promissory notes that converted into or were exchanged for Class A common stock and Class C common stock, par value $0.0001 per share (“Class C common stock” and, together with Class A common stock and Class B common stock, the "Common Stock") upon the close of the Business Combination.

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
We include reconciliations of Adjusted Net Loss and Adjusted EBITDA to GAAP Net Income (Loss), their most closely comparable GAAP measure. We encourage investors and others to review our condensed consolidated financial statements and notes thereto in their entirety included elsewhere in this quarterly report on Form 10-Q, not to rely on any single financial measure, and to consider Adjusted Net Loss and Adjusted EBITDA only in conjunction with their respective most closely comparable GAAP financial measure.
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
•Adjusted EBITDA does not reflect (i) interest expense, or the cash requirements necessary to service interest or principal payments on our non-funding debt, which reduces cash available to us; or (ii) tax accruals or tax payments that represent a reduction in cash available to us; and
•The expenses and other items that we exclude in our calculations of Adjusted Net Loss and Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from similarly titled non-GAAP measures when they report their operating results, and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures.
Because of these limitations, Adjusted Net Loss and Adjusted EBITDA should be considered along with other financial performance measures presented in accordance with GAAP, and not as an alternative or substitute for our financial results prepared and presented in accordance with GAAP.
Adjusted Net Loss and Adjusted EBITDA
We calculate Adjusted Net Loss as net income (loss) adjusted for the impact of stock-based compensation expense, change in the fair value of warrants, change in the fair value of bifurcated derivative, and other non-core operational expenses.
We calculate Adjusted EBITDA as net income (loss) adjusted for the impact of stock-based compensation expense, change in the fair value of warrants, change in the fair value of bifurcated derivative, interest on the subordinated 0%

bridge promissory notes that converted into or were exchanged for our Class A common stock and our Class C common stock (such notes, “Pre-Closing Bridge Notes”), and other non-recurring or non-core operational expenses, as well as interest and amortization on non-funding debt (which includes interest on the Convertible Note), depreciation and amortization expense, and income tax expense.
The following table presents a reconciliation of Net Income (Loss) to Adjusted Net Loss and Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Adjusted Net Loss
Net (loss) income	$(51,492)	$(87,622)
Stock-based compensation expense (1)	8,760	4,408
Change in fair value of warrants and equity related liabilities (2)	(823)	—
Change in fair value of convertible preferred stock warrants (2)	—	(553)
Change in fair value of bifurcated derivative (3)	—	1,887
Restructuring, impairment, and other expenses (4)	721	9,137
Adjusted Net Loss	$(42,834)	$(72,743)
Adjusted EBITDA
Net (loss) income	$(51,492)	$(87,622)
Income tax expense / (benefit)	143	1,424
Depreciation and amortization expense (5)	9,074	11,477
Stock-based compensation expense (1)	8,760	4,408
Interest and amortization on non-funding debt (6)	2,664	2,690
Restructuring, impairment, and other expenses (4)	721	9,137
Change in fair value of warrants and equity related liabilities (2)	(823)	—
Change in fair value of convertible preferred stock warrants (2)	—	(553)
Change in fair value of bifurcated derivative (3)	—	1,887
Adjusted EBITDA	$(30,953)	$(57,152)
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
(2)Change in fair value of convertible preferred stock warrants and other warrants, which comprise the Public Warrants and Private Warrants as well as the Sponsor Locked-Up Shares, represents the change in fair value of liability-classified warrants as presented in our Consolidated Statements of Operations and Comprehensive Loss. This charge is a non-cash charge.
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
(4)Restructuring, impairment, and other expenses are primarily comprised of employee one-time termination benefits, real estate restructuring losses, and impairment of property and equipment. For further details, please refer to Note 4 to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.
(5)Depreciation and amortization represents the loss in value of fixed and intangible assets through depreciation and amortization, respectively. These expenses are non-cash expenses, and we believe that they do not correlate to the performance of our business during the periods presented.
(6)Interest and amortization on non-funding debt represents interest and amortization on a corporate line of credit as well as the Convertible Note, both of which are included within net interest income in our Consolidated Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources
In our normal course of business, we fund substantially all of our Funded Loan Volume on a short-term basis primarily through our warehouse lines of credit. Our borrowings are repaid with the proceeds we receive from the sale of our loans to our loan purchaser network, which includes government-sponsored enterprises (“GSEs”). As of March 31, 2024, we had three warehouse lines of credit in different amounts and with various maturities, with an aggregate available amount of $425.0 million.

Warehouse Lines of Credit
As of March 31, 2024 and December 31, 2023, we had the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	Amount Outstanding March 31, 2024	Amount Outstanding December 31, 2023
Funding Facility 1 (1)	July 31, 2024	100,000	40,266	61,709
Funding Facility 2 (2)	December 6, 2024	150,000	61,673	40,088
Funding Facility 3 (3)	August 2, 2024	175,000	24,222	24,421
Total warehouse lines of credit		$425,000	$126,161	$126,218

__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. Cash collateral deposit of $15.0 million is maintained and included in restricted cash.
(2)Interest charged under the facility is at the one month SOFR plus 2.10% - 2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(3)Interest charged under the facility is at the one month SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of March 31, 2024.

Nasdaq Compliance Requirements
On April 9, 2024, we received formal notice that Nasdaq granted our request for an additional 180-day period, or until October 7, 2024, (the “Extension Notice”) to evidence compliance with the $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to the Bid Price Rule. If at any time before October 7, 2024, the bid price of the our Class A common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide us with written confirmation of compliance with the Bid Price Rule.
If we fail to regain compliance with the Bid Price Rule during the additional compliance period, then Nasdaq will notify us of its determination to delist the Class A common stock, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq Hearings Panel (the “Panel”). A timely request for a hearing will stay any suspension or delisting action pending the issuance of the Panel’s decision.
The Extension Notice has no effect at this time on the listing of our Class A common stock, which will continue to trade on The Nasdaq Capital Market under the symbol “BETR.” We intend to continue to actively monitor the listing of our Class A common stock and, as appropriate, will consider available options to resolve any deficiencies and regain compliance, including seeking stockholder approval at our annual meeting of stockholders to declare and effect one or more reverse stock splits. There can be no assurance that we will be able to maintain compliance with other Nasdaq listing obligations. Failure to maintain other Nasdaq listing requirements could result in the delisting of the Class A common stock from Nasdaq.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(42,806)	$(162,759)
Net cash (used in) provided by investing activities	$(33,386)	$(6,047)
Net cash provided by (used in) financing activities	$(1,148)	$73,796
Three Months Ended March 31, 2024 as Compared to Three Months Ended March 31, 2023
Operating Activities
Net cash used by operating activities was $43 million for the three months ended March 31, 2024, a decrease of $120 million, or 74%, compared to net cash used by operating activities of $163 million for the three months ended March 31, 2023. The reduction in net cash used by operating activities was primarily due to the reduction in net losses period over period as a result of the Company’s restructuring program as well as a reduction in cash used from originations of LHFS in excess of proceeds from the sale of LHFS. The remaining proceeds from operating activities consisted of changes in operating assets and liabilities as well as adjustments to reconcile net loss to net cash used by operating activities.
Investing Activities
Net cash used in investing activities was $33 million for the three months ended March 31, 2024, an increase of $27 million, or 452%, compared to net cash used in investing activities of $6 million for the three months ended March 31, 2023. The increase in cash used in investing activities primarily consist of purchases of short-term investments in excess of maturities of short-term investments. During the three months ended March 31, 2024, the Company made some additional investments in short-term securities with maturities ranging from 90 days to 1 year.
Financing Activities
Net cash used by financing activities was $1.1 million for the three months ended March 31, 2024, a decrease of $75 million, or 102%, compared to net cash provided by financing activities of $74 million for the three months ended March 31, 2023. The decrease in cash provided by financing activities was primarily driven by a reduction net borrowings (repayments) on warehouse lines of credit. We fund our LHFS through borrowings on our warehouse lines of credit and for three months ended March 31, 2023 as our originations of LHFS exceeded proceeds from the sale of LHFS, within operating activities, our borrowings also exceeded repayments on warehouse lines of credit as those borrowings were used to fund originations. For the three months ended March 31, 2024, our borrowings and repayments on warehouse lines of credit remained relatively in line with one another as the originations of LHFS above in operating activities include increased originations of HELOCs which are funded by our cash until sold to a loan purchaser.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2023, which are included in our 2023 Annual Report on Form 10-K.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, business strategy, estimates, beliefs and expected performance. These statements constitute forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this quarterly report on Form 10-Q, the words “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this quarterly report on Form 10-Q. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Forward-looking statements in this quarterly report on Form 10-Q and the associated risks, uncertainties, assumptions and other important factors may include, but are not limited to:
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
•Our ability to successfully manage our international and banking operations
•Our ability to maintain and improve morale and workplace culture and respond effectively to the effects of negative media coverage; and
•Our ability to maintain, protect, assert and enhance our intellectual property rights.
•Factors relating to our capital structure, governance and the market for our securities, including:
•The existence of multiple classes of common stock, which is comprised of our Class A common stock, our Class B common stock and our Class C common stock, and its impact on the liquidity and value of the Class A common stock;
•The limited experience of our directors and management team in overseeing a public company;
•Our ability to maintain the listing of the Class A common stock and Public Warrants on the Nasdaq Capital Market;
•Our ability to maintain certain lines of credit and obtain future financing on commercially favorable terms to fund loans and otherwise operate our business;
•The liquidity and trading of Class A common stock and Warrants; and
•Other factors detailed under Part II, Item 1A. “Risk Factors”.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are not required to provide the information otherwise required under this item.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and our President and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective because of the previously disclosed material weaknesses in our internal control over financial reporting described below.
Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As reported in Part II, Item 9A. “Controls and Procedures” of our 2023 Annual Report on Form 10-K, we previously identified the following material weaknesses in our internal control over financial reporting, which were not fully remediated as of December 31, 2023:
•The Company determined that certain actions taken by our CEO failed to set a tone at the top that supported a strong culture of internal controls based on the criteria established by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”), which requires the Company to demonstrate a commitment to integrity and ethical values, and for management to establish structures, reporting lines, and appropriate authorities and responsibilities.
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
•An independent management and ethics committee has been established to evaluate the control environment including review of ethical concerns, whistleblower concerns, and related party arrangements with periodic reporting to the Company’s board of directors.
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
Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims in the ordinary course of business. For more information regarding the legal proceedings in which we are involved, see Note 11 “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements. Regardless of outcome, such proceeding or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained.

Item 1A. RISK FACTORS
We are subject to various risks and uncertainties in the course of our business. For a discussion of these risks, please see the section entitled “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on April 8, 2024. Other than as stated below, there have been no material changes to the risk factors disclosed therein.
Our CEO is involved in litigation that could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.
Vishal Garg, our CEO, is or has been involved in litigation related to prior business activities that includes at least one allegation about Better. In one action, the plaintiff alleged, among other things, that our CEO breached his fiduciary duties to another company he co-founded prior to Better, misappropriated intellectual property and trade secrets, converted corporate funds, and failed to file corporate tax returns. Mr. Garg’s motion for partial summary judgment in that action was granted on April 13, 2023, resulting in the dismissal of certain breach of fiduciary duty claims, among others, including claims that he misappropriated intellectual property and trade secrets for use in his other companies. That dismissal is being appealed, and there is no assurance that the decision to dismiss these claims will be upheld. In another action, plaintiff-investors in a prior business venture alleged that they did not receive required accounting documentation, that our CEO misappropriated funds that should have been distributed to the plaintiff-investors, and that such funds could have been invested in Better. These litigations could divert Mr. Garg’s attention from our business regardless of the outcome of such litigations.
In addition, following her separation from the Company in February 2022, Sarah Pierce, Better’s former Head of Sales and Operations, filed litigation against Better, Mr. Garg, and Nicholas Calamari, our Chief Administrative Officer and Senior Counsel. Ms. Pierce has since voluntarily dismissed her claims against the Company and Messrs. Garg and Calamari with prejudice and withdrawn her appeal of a separate judgment obtained by the Company against her.
There has been and will likely continue to be publicity regarding the litigations discussed above, which could negatively affect our reputation. If we were to become involved in the litigations against Mr. Garg, our involvement could impose a significant cost and divert resources and the attention of Mr. Garg and other members of our executive management from our business, regardless of the outcome of such litigations. Such costs, together with the outcome of the actions if resolved unfavorably, could materially and adversely affect our business, financial condition, and results of operations. Further, depending upon the outcome of these litigations, our licenses, which are necessary to conduct our business, could be materially and adversely affected.
Since the Class A common stock is currently trading under $1.00, Nasdaq may delist our securities from trading on its exchange, which would limit investors’ ability to make transactions in our securities, subject us to additional trading restrictions and require us to redeem the Convertible Note.
On October 12, 2023, the Company received a letter (the “Notice”) from Nasdaq notifying the Company that it is not in compliance with the Bid Price Rule for continued listing. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Compliance Period Rule provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. In accordance with the Compliance Period Rule, the Company has 180 calendar days, or until April 9, 2024, to regain compliance with the Bid Price Rule. In addition, Nasdaq Listing Rules permit the Company to transfer to The Nasdaq Capital Market and Nasdaq may grant the Company a second 180 calendar day period to regain compliance pursuant to the Compliance Period Rule, provided the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. In response, the Company filed an application to transfer the listing of its Class A common stock from the Nasdaq Global Market to the Nasdaq Capital Market.
On March 7, 2024, Company received approval from Nasdaq to transfer the listing of its Class A common stock, from the Nasdaq Global Market to the Nasdaq Capital Market. The Class A common stock transferred to the Nasdaq Capital Market effective as of the opening of business on March 13, 2024 and continues to trade under the symbol “BETR.” On March 11, 2024, the Company applied for an additional 180-day compliance period, or until October 7, 2024, to regain compliance with the Bid Price Rule and notified Nasdaq of its intention to cure the deficiency.
On April 9, 2024, the Company received formal notice that Nasdaq granted the Company’s request for an additional 180-day period, or until October 7, 2024, (the “Extension Notice”) to evidence compliance with the Bid Price Rule. As of

May 9, 2024, Class A common stock has been trading below $1.00 for two hundred ten days. If at any time before October 7, 2024, the bid price of the Company’s Class A common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with written confirmation of compliance with the Bid Price Rule.
The Company will continue to monitor the closing bid price of Class A common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. The Company is evaluating options for regaining compliance with the Minimum Bid Rule, including seeking stockholder approval at its annual meeting of stockholders to declare and effect a reverse stock split. If the Company fails to regain compliance during such additional compliance period, the Staff will provide notice that the Class A common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the minimum bid price requirement during the second period of 180 days or maintain compliance with the other Nasdaq listing requirements.
If Nasdaq delists the Company’s securities from trading on its exchange for failure to meet the listing standards, the Company and its stockholders could face significant negative consequences including:
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
Furthermore, if our Class A common stock ceases to be listed on the Nasdaq, such delisting would constitute a fundamental change under the indenture for the Convertible Note that would require the Company to redeem the Convertible Note prior to maturity for an amount in cash equal to the principal amount of such Convertible Note plus accrued and unpaid interest to the redemption date. As of March 31, 2024, the Company had cash and cash equivalents, together with short-term investments and restricted cash, of $482.6 million, compared to $528.6 million principal amount outstanding under the Convertible Note. If the Company is required to redeem the Convertible Note prior to maturity, the Company may not have sufficient available cash and cash equivalents or be able to obtain additional liquidity, on acceptable terms or at all, to enable the Company to redeem or refinance the Convertible Note. Failure to redeem the Convertible Note would be an event of default entitling the noteholder(s) to accelerate the amounts outstanding under the Convertible Note. If the Company is unable to repay or refinance such accelerated debt under the Convertible Note, the Company could become insolvent and seek to file for bankruptcy protection, which would have a material adverse effect on our business, financial condition and results of operations.
Finally, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because Class A common stock and Public Warrants are listed on the Nasdaq, our Class A common stock and Warrants are covered securities. Although the states are preempted from regulating the sale of our securities for so long as they are covered securities, the federal statute allows states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the Nasdaq or other national securities exchange, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, no director or executive officer entered into, modified or terminated, any contract, instruction or written plan for the purchase or sale of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K). However, certain of our directors or officers have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits and Financial Statements Schedules.

Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
10.1	Form of Restricted Stock Unit Award Agreement and Grant Notice	8-K	10.1	February 7, 2024
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained Exhibit 101)
__________________
#Indicates management contract or compensatory arrangement
** Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER HOME & FINANCE HOLDING COMPANY

Date: May 14, 2024	By:	/s/ Kevin Ryan
Name: Kevin Ryan
Title: Chief Financial Officer