Form 10-Q
period 2024-06-30
Better Home & Finance Holding Co
filed 2024-08-14
CIK 1835856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No  ☒
As of August 9, 2024, there were 424,761,553 shares of Class A common stock, 259,792,893 shares of Class B common stock and 71,877,283 shares of Class C common stock of the registrant issued and outstanding.

i

Part I - Financial Information
Item 1. Financial Statements
BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Amounts in thousands, except share and per share amounts)	2024	2023
Assets
Cash and cash equivalents	$320,936	$503,591
Restricted cash	26,464	24,475
Short-term investments	57,844	25,597
Mortgage loans held for sale, at fair value	349,206	170,150
Loans held for investment (net of allowance for credit losses of $261 and none as of June 30, 2024 and December 31, 2023, respectively)	31,260	4,793
Other receivables, net	20,359	16,888
Property and equipment, net	16,254	16,454
Right-of-use assets	17,693	19,988
Internal use software and other intangible assets, net	25,941	38,126
Goodwill	32,245	32,390
Derivative assets, at fair value	4,730	1,716
Prepaid expenses and other assets	54,951	51,386
Total Assets	$957,883	$905,554
Liabilities and Stockholders’ Equity
Liabilities
Warehouse lines of credit	$247,354	$126,218
Convertible Note	516,394	514,644
Customer deposits	36,594	11,839
Accounts payable and accrued expenses (includes $66 and none payable to related parties as of June 30, 2024 and December 31, 2023, respectively)	62,267	66,558
Escrow payable and other customer accounts	4,097	3,376
Derivative liabilities, at fair value	142	949
Warrant and equity related liabilities, at fair value	1,610	2,331
Lease liabilities	27,201	31,202
Other liabilities (includes none and $390 payable to related parties as of June 30, 2024 and December 31, 2023, respectively)	17,316	25,837
Total Liabilities	912,975	782,954
Commitments and contingencies (see Note 12)
Stockholders’ Equity
Common stock $0.0001 par value; 3,300,000,000 shares authorized as of June 30, 2024 and December 31, 2023, and 755,548,679 and 751,773,361 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	75	74
Notes receivable from stockholders	(9,130)	(10,111)
Additional paid-in capital	1,852,344	1,838,427
Accumulated deficit	(1,796,933)	(1,704,076)
Accumulated other comprehensive loss	(1,448)	(1,714)
Total Stockholders’ Equity	44,908	122,600
Total Liabilities and Stockholders’ Equity	$957,883	$905,554
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenues:
Gain on loans, net	$24,229	$26,425	$39,881	$39,187
Other revenue	2,881	4,711	5,698	9,655
Net interest income
Interest income	9,397	7,574	18,033	13,964
Interest expense	(4,245)	(7,615)	(9,099)	(13,084)
Net interest income/(loss)	5,152	(41)	8,934	880
Total net revenues	32,262	31,095	54,513	49,722
Expenses:
Compensation and benefits	35,254	33,996	73,327	72,108
General and administrative	15,155	12,708	29,202	29,472
Technology	6,582	11,163	12,040	25,609
Marketing and advertising	8,531	3,101	13,085	10,861
Loan origination expense	791	3,396	3,368	8,598
Depreciation and amortization	7,990	10,822	17,064	22,299
Other expenses/(Income)	(879)	(537)	(1,062)	10,527
Total expenses	73,424	74,649	147,024	179,474
Loss before income tax (benefit)/expense	(41,162)	(43,554)	(92,511)	(129,752)
Income tax (benefit)/expense	203	456	346	1,880
Net loss	(41,365)	(44,010)	(92,857)	(131,632)

Other comprehensive loss:
Foreign currency translation adjustment, net of tax	579	(76)	266	(228)
Comprehensive loss	$(40,786)	$(44,086)	$(92,591)	$(131,860)

Per share data:
Loss per share attributable to common stockholders:
Basic	$(0.05)	$(0.15)	$(0.12)	$(0.44)
Diluted	$(0.05)	$(0.15)	$(0.12)	$(0.44)
Weighted average common shares outstanding — basic	754,797,790	298,172,434	754,395,660	297,845,356
Weighted average common shares outstanding — diluted	754,797,790	298,172,434	754,395,660	297,845,356
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2024

	Common Stock
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance as of March 31, 2024	755,578,694	75	(10,976)	1,844,786	(1,755,568)	(2,027)	76,290
Issuance of common stock for options exercised	17,629	—	—	1,435	—	—	1,435
Cancellation of common stock	(859,697)	—	—	—	—	—	—
Stock-based compensation	—	—	—	8,053	—	—	8,053
Tax withholding upon vesting of restricted stock units	—	—	—	(84)	—	—	(84)
Share issued for vested restricted stock units	812,053	—	—	—	—	—	—
Settlement of notes receivable from stockholders	—	—	1,846	(1,846)	—	—	—
Net loss	—	—	—	—	(41,365)	—	(41,365)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	—	579	579
Balance - June 30, 2024	755,548,679	$75	$(9,130)	$1,852,344	$(1,796,933)	$(1,448)	$44,908
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2023

	Convertible preferred stock		Common Stock
(Amounts in thousands, except share and per share amounts)	Shares	Amount	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance - March 31, 2023	108,721,433	$436,280	98,358,440	$10	$(55,581)	$625,545	$(1,255,278)	$(1,645)	$(686,949)
Recapitalization of shares due to Business Combination	223,593,304	—	202,281,077	20	—	(20)	—	—	—
Adjusted Balance as of March 31, 2023	332,314,737	436,280	300,639,517	30	(55,581)	625,525	(1,255,278)	(1,645)	(686,949)
Issuance of common stock for options exercised	—	—	42,154	—	—	853	—	—	853
Repurchase or cancellation of common stock	—	—	(127,028)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	(185)	5,287	(32)	—	5,050
Shares issued for vested restricted stock units	—	—	157,474
Vesting of common stock issued via notes receivable from stockholders	—	—	—	—	(991)		—	—	(991)
Net loss	—	—	—	—	—	—	(44,010)	—	(44,010)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—		(172)	—	(87)	(259)
Balance - June 30, 2023	332,314,737	$436,280	300,712,117	$30	$(56,757)	$631,493	$(1,299,320)	$(1,732)	$(726,306)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2024

	Common Stock
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance - December 31, 2023	751,773,361	74	(10,111)	1,838,427	(1,704,076)	(1,714)	122,600
Adjustment of transaction costs related to Business Combination	—	—	—	(2,372)	—	—	(2,372)
Issuance of common stock for options exercised	138,516	—	—	1,454	—	—	1,454
Cancellation of common stock	(1,453,640)	—	—	—	—	—	—
Stock-based compensation	—	—	—	17,196	—	—	17,196
Tax withholding upon vesting of restricted stock units	—	—	—	(1,372)	—	—	(1,372)
Share issued for vested restricted stock units	5,090,442	1	—	—	—	—	1
Vesting of common stock issued via notes receivable from stockholders	—	—	(865)	857	—	—	(8)
Settlement of notes receivable from stockholders	—	—	1,846	(1,846)	—	—	—
Net loss	—	—	—	—	(92,857)	—	(92,857)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	—	266	266
Balance - June 30, 2024	755,548,679	$75	$(9,130)	$1,852,344	$(1,796,933)	$(1,448)	$44,908
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended June 30, 2023

	Convertible preferred stock		Common Stock
(Amounts in thousands, except share and per share amounts)	Shares	Amount	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance - December 31, 2022	108,721,433	$436,280	98,078,356	$10	$(53,225)	$618,111	$(1,167,656)	$(1,423)	$(604,183)
Recapitalization of shares due to Business Combination	223,593,304	—	201,705,065	20	—	(20)	—	—	—
Adjusted Balance as of December 31, 2022	332,314,737	436,280	299,783,421	30	(53,225)	618,091	(1,167,656)	(1,423)	(604,183)
Issuance of common stock for options exercised	—	—	175,799	—	—	2,206	—	—	2,206
Repurchase or cancellation of common stock	—	—	(453,329)	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	—	(331)	11,204	(32)	—	10,821
Shares issued for vested restricted stock units	—	—	1,206,226	—	—	—	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	—	—	(3,201)	—	—	—	(3,201)
Net loss	—	—	—	—	—	—	(131,632)	—	(131,632)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—			—	(309)	(309)
Balance - June 30, 2023	332,314,737	$436,280	300,712,117	$30	$(56,757)	$631,493	$(1,299,320)	$(1,732)	$(726,306)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended June 30,
(Amounts in thousands)	2024	2023
Cash Flows from Operating Activities:
Net loss	$(92,857)	$(131,632)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation of property and equipment	1,932	3,538
Impairments	—	4,963
Amortization of internal use software and other intangible assets	15,132	18,763
Gain on sale of loans, net	(28,195)	(33,221)
Non-cash interest and amortization of debt issuance costs and discounts	2,853	476
Change in fair value of warrants	(721)	(266)
Change in fair value of bifurcated derivative	—	(1,064)
Stock-based compensation	16,325	8,464
(Recovery of)/Provision for loan repurchase reserve	(6,942)	(688)
Change in fair value of derivatives	(3,821)	(260)
Change in fair value of mortgage loans held for sale	(2,265)	32,185
Change in operating lease of right-of-use assets	2,295	2,052
Change in operating assets and liabilities:
Originations of mortgage loans held for sale	(1,622,279)	(1,705,817)
Proceeds from sale of mortgage loans held for sale	1,472,875	1,660,873
Operating lease liabilities	(4,001)	(6,133)
Other receivables, net	(3,475)	1,176
Prepaid expenses and other assets	(3,564)	5,656
Accounts payable and accrued expenses	(8,034)	16,761
Escrow payable and other customer accounts	721	(2,871)
Other liabilities	639	(14,978)
Net cash used in operating activities	(263,382)	(142,023)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,732)	(81)
Proceeds from sale of property and equipment	—	445
Capitalization of internal use software	(2,076)	(6,207)
Acquisitions of businesses, net of cash acquired	—	(12,713)
Maturities of short-term investments	65,057	7,656
Purchase of short-term investments	(97,617)	(31,812)
Origination of loans held for investment	(28,428)	—
Principal payments received on loans held for investment	1,822	—
Net cash used in investing activities	(62,974)	(42,712)
Cash Flows from Financing Activities:
Net borrowings/(repayments) on warehouse lines of credit	121,136	2,432
Repayments on finance lease liabilities	—	(205)
Net increase (decrease) in customer deposits	24,755	(1,281)
Repayments on corporate line of credit	—	(22,847)
Principal payments on convertible notes	(1,103)	(3,361)
Proceeds from exercise of stock options	39	—
Repurchase or cancellation of common stock	—	(224)
Net cash (used in)/ provided by financing activities	144,827	(25,486)
Effects of currency translation on cash, cash equivalents, and restricted cash	863	(911)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(180,666)	(211,132)
Cash, cash equivalents, and restricted cash—Beginning of period	528,066	346,065
Cash, cash equivalents, and restricted cash—End of period	$347,400	$134,933
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

	Six Months Ended June 30,
(Amounts in thousands)	2024	2023
Cash and cash equivalents, end of period	$320,936	$109,922
Restricted cash, end of period	26,464	25,011
Total cash, cash equivalents and restricted cash, end of period	$347,400	$134,933
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,582	$5,746
Income taxes paid/(refunded)	$330	$(6,123)
Non-Cash Investing and Financing Activities:
Capitalization of stock-based compensation related to internal use software	$871	$1,371
Vesting of stock options early exercised in prior periods	$1,415	$1,855
Vesting of common stock issued via notes receivable from stockholders	$865	$2,354
Settlement of Notes Receivable from Stockholders	$1,846	$—
Acquisition earnout	$—	$3,430
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Nature of the Business
Better Home & Finance Holding Company, formerly known as Aurora Acquisition Corp. (“Aurora”), together with its subsidiaries (collectively, the “Company”), provides a comprehensive set of homeownership offerings in the United States while expanding the Company’s offerings in the United Kingdom. The Company’s offerings include mortgage loans, real estate agent services, title and homeowner’s insurance, and other homeownership offerings. The Company leverages Tinman, its proprietary technology platform, to optimize the mortgage process from the initial application, to the integration of a suite of additional homeownership offerings, to the sale of loans to a network of loan purchasers.
Mortgage loans originated within the United States are through the Company’s wholly-owned subsidiary Better Mortgage Corporation (“BMC”). BMC is an approved Title II Single Family Program Lender with the Department of Housing and Urban Development’s (“HUD”) Federal Housing Administration (“FHA”), and is an approved seller and servicer with the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FMCC”). The Company has expanded into the U.K. by acquisition of regulated entities to offer a multitude of financial products and services to consumers.
On August 22, 2023 (the “Closing Date”), the Company consummated its business combination, pursuant to the terms of the Agreement and Plan of Merger, dated as of May 10, 2021, as amended as of October 27, 2021, November 9, 2021, November 30, 2021, August 26, 2022, February 24, 2023 and June 23, 2023 (as amended, the “Merger Agreement”), by and among Aurora, Better Holdco, Inc. (“Pre-Business Combination Better”), and Aurora Merger Sub I, Inc., formerly a wholly owned subsidiary of Aurora (“Merger Sub”). On the Closing Date, Merger Sub merged with and into Pre-Business Combination Better, with Pre-Business Combination Better surviving the merger (the “First Merger”) and Pre-Business Combination Better merged with and into Aurora, with Aurora surviving the merger and changing its name to “Better Home & Finance Holding Company” (referred to as “Better Home & Finance” or the “Company”) (such merger, and together with the First Merger, the “Business Combination” and the completion thereof, the “Closing”).
Unless otherwise indicated, references to “Better,” “Better Home & Finance,” the “Company,” “we,” “us,” “our” and other similar terms refer to (i) Pre-Business Combination Better and its consolidated subsidiaries prior to the Closing and (ii) Better Home & Finance and its consolidated subsidiaries following the Closing.
The Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”), and public warrants are listed on the Nasdaq Capital Market under the ticker symbols “BETR” and “BETRW,” respectively.
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
On October 12, 2023, and on April 9, 2024, the Company was notified by the Listing Qualifications Staff of The Nasdaq Stock Market, LLC ("Nasdaq") that the Company’s Class A common stock was not in compliance with the $1.00 minimum bid price rule for continued listing on Nasdaq, and would be subject to delisting for failure to regain compliance with such rule within the first 180-day compliance period (ending April 9, 2024) or a subsequent 180-day compliance period (ending October 7, 2024). If the Class A common stock is no longer listed on Nasdaq, or another national securities exchange, such delisting would constitute a fundamental change under the indenture for the Convertible Note (as defined below) that would require the Company to redeem the Convertible Note prior to maturity for an amount in cash equal to the principal amount of the Convertible Note plus accrued and unpaid interest to the redemption date. As of June 30, 2024, the Company had cash and cash equivalents, together with short-term investments of $378.8 million, compared to $528.6 million principal amount outstanding under the Convertible Note. If the Company is required to redeem the Convertible Note prior to maturity, the Company may not have sufficient available cash and cash equivalents or be able to obtain additional liquidity, on acceptable terms or at all, to enable the Company to redeem or refinance the Convertible Note and continue operating its business.
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
On June 4, 2024, at the 2024 annual meeting of the Company’s stockholders, the Company’s stockholders approved amendments to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to effect one or more reverse stock splits of the Company’s Common Stock (as defined below) at a ratio ranging from any whole number between 1-for-2 and 1-for-100 and in the aggregate not more than 1-for-100, inclusive, as determined by the Company’s board of directors (the “Reverse Stock Split Authorization”).
On August 1, 2024, pursuant to the Reverse Stock Split Authorization, the Company’s board of directors approved a reverse stock split (the “Reverse Stock Split”) and set a split ratio of 1-for-50 of our Class A common stock, Class B common stock, par value $0.0001 per share (“Class B common stock”), and Class C common stock, par value $0.0001 per share (“Class C common stock” and, together with the Class A common stock and the Class B common stock, “Common Stock” ), provided that the Company’s board of directors reserved the right to modify or abandon the amendment prior to filing with the Secretary of State of the State of Delaware. As of the effective time of the Reverse Stock Split, one post-split share of our Common Stock will be issued in exchange for every 50 pre-split shares of our Common Stock. The Reverse Stock Split will result in the Company’s share price being above the $1.00 Bid Price Rule and mitigates the going concern conditions. The Reverse Stock Split is currently scheduled to become effective at 6:00 p.m. New York time on August 16, 2024.
2. Summary of Significant Accounting Policies
Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, and stockholders’ equity (deficit) and cash flows. The results of operations and other information for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes of Better thereto for the year ended December 31, 2023.
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
Significant items subject to such estimates and assumptions include the fair value of mortgage loans held for sale, the fair value of derivative assets and liabilities, including interest rate lock commitments and forward sale commitments, the determination of a valuation allowance on the Company’s deferred tax assets, capitalization of internally developed software and its associated useful life, determination of fair value of the stock options at grant date, the fair value of acquired intangible assets and goodwill, the provision for loan repurchase reserves, and the incremental borrowing rate used in determining lease liabilities and warrant liabilities.
Short-term investments—Short term investments consist of fixed income securities, typically U.S and U.K. government treasury securities and U.S. and U.K. government agency securities with maturities ranging from 91 days to one year. Management determines the appropriate classification of short-term investments at the time of purchase. Short-term investments reported as held-to-maturity are those investments that the Company has both the positive intent and ability to hold to maturity and are stated at amortized cost on the condensed consolidated balance sheets. All of the Company’s short term investments are classified as held to maturity. The Company has not recognized any impairments on these investments to date and any unrealized gains or losses on these investments are immaterial.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses–Held to Maturity (“HTM”) Short-term Investments—The Company’s HTM Short-term investments are required to utilize the Current Expected Credit Loss approach to estimate expected credit losses. Management measures expected credit losses on short-term investments on a collective basis by major security types that share similar risk characteristics, such as financial asset type and collateral type adjusted for current conditions and reasonable and supportable forecasts. Management classifies the short term investments portfolio by security types, such as U.S. or U.K. government agency securities.
The U.S and U.K. government treasury securities and U.S. and U.K. government agency securities are issued by the U.S. and U.K. government entities and agencies, respectively. These securities are either explicitly or implicitly guaranteed by the respective governments as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, credit losses for these securities were immaterial as the Company does not currently expect any material credit losses on these short-term investments.
Mortgage Loans Held for Sale, at Fair Value—The Company sells its loans held for sale (“LHFS”) to loan purchasers. These loans can be sold in one of two ways, servicing released, or servicing retained. If a loan is sold servicing released, the Company has sold all the rights to the loan and the associated servicing rights.
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
LHFS primarily consists of mortgage loans as well as home equity line of credit and closed-end second lien loans (together defined as “HELOC”), originated for sale by BMC. The Company elects the fair value option, in accordance with ASC 825 – Financial Instruments (“ASC 825”), for all LHFS with changes in fair value recorded in gain on loans, net in the condensed consolidated statements of operations and comprehensive loss. Management believes that the election of the fair value option for LHFS improves financial reporting by presenting the most relevant market indication of LHFS. The fair value of LHFS is based on market prices and yields at period end. The Company accounts for the gains or losses resulting from sales of loans based on the guidance of ASC 860-20 – Sales of Financial Assets.
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
Loans Held for Investment—The Company originates, primarily through its U.K. operations, loans held for investment, for which management has the intent and ability to hold for the foreseeable future or until maturity or payoff and are reported at amortized cost, which is the principal amount outstanding, net of cumulative charge-offs, unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans.
The allowance for credit losses is a valuation account that is deducted from the loans held for investment amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the loan balance is deemed to be uncollectible. Management’s estimation of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts, including expected defaults and prepayments. See Note 6.
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
Assets and liabilities measured at fair value on a recurring basis include LHFS, derivative assets and liabilities, including IRLCs and forward sale commitments, mortgage servicing rights, and warrant and equity related liabilities. When developing fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. However, for certain instruments, the Company must utilize unobservable inputs in determining fair value due to the lack of observable inputs in the market, which requires greater judgment in measuring fair value. In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are based primarily upon the Company’s own estimates, and the measurements reflect information and assumptions that management believes a market participant would use in pricing the asset or liability.
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
Convertible Note—As part of the Closing of the Business Combination, the Company issued the Convertible Note. Upon initial issuance, the Convertible Note is evaluated for redemption and conversion features that could result in embedded derivatives that require bifurcation from the notes. Upon initial issuance, any embedded derivatives are measured at fair value. Convertible Note proceeds are allocated between the carrying value of the note and the fair value of embedded derivatives on the initial issuance date. Any portion of proceeds allocated to embedded derivatives are treated as reductions in, or discounts to, the carrying value of the Convertible Note on the issuance date. Embedded derivatives are adjusted to fair value at each reporting period, with the change in fair value included within the consolidated statements of operations and comprehensive income (loss). See Note 10 for further details on the Convertible Note.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition—The Company generates revenue from the following streams:
1)Gain on loans, net includes revenues generated from the Company’s loan production process, see Note 3. The components of gain on loans, net are as follows:
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
2)Other revenue consists of revenue from the Company’s additional offerings such as real estate services, insurance, and international lending revenue, which is recognized based on ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). ASC 606 outlines a single comprehensive model in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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
Also included in real estate services are settlement services, which are revenue from fees charged for services such as title search fees, wire fees, policy and document preparation, and other mortgage settlement services. The Company recognizes revenues from settlement services upon completion of the performance obligation, which is when the mortgage transaction closes.
Insurance revenue primarily consists of fees earned on homeowners insurance policies and title insurance. The Company generates revenues from agent fees on homeowners insurance policies obtained by customers through the Company’s marketplace of third-party insurance carriers. The Company offers title insurance as an agent and works with third-party providers that underwrite the title insurance policies. For title insurance, the Company recognizes revenue from fees upon the completion of the performance obligation which, is when the mortgage transaction closes. For homeowners insurance and title insurance, the Company is the agent in the transactions as

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the Company does not control the ability to direct the fulfillment of the service, is not primarily responsible for fulfilling the performance of the service, and does not assume the risk in a claim against a policy.
For international lending revenue, the Company generates revenue primarily from broker fees earned in the U.K. The Company recognizes international lending revenue upon completion of the performance obligation, which is when the mortgage transaction closes.
3)Net interest income includes interest income from LHFS, including HELOCs, calculated based on the note rate of the respective loan, interest income from short-term investments, and interest income on loans held for investment. Interest expense includes interest expense on warehouse lines of credit, interest expense on customer deposits, as well as interest expense on the Convertible Note.
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
Reclassification of Prior Period Presentation in the Balance Sheet and Statement of Operations and Comprehensive Loss—Reclassifications of the previously reported statement of operations and comprehensive loss have been made to conform to the current period’s presentation, which provides increased transparency to the nature of the costs. To conform to the current presentation, the following changes were made to the prior period statement of operations:
Assets
•Loans held for investment—Loans held for investment has been reclassified from prepaid expenses and other assets to loans held for investment on the condensed consolidated balance sheets.
Revenue

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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impacts of the reclassifications on the condensed consolidated statements of operations and comprehensive loss are as follows:

(Amounts in thousands)		Six Months Ended June 30, 2023
	Caption name change	As previously reported	Reclassifications	As reclassified
Revenues:
Mortgage platform revenue, net	Gain on loans, net	$39,832	$(645)	$39,187
Cash offer program revenue		304	(304)	—
Other platform revenue	Other revenue	8,022	1,633	9,655
Net interest income
Interest income		8,860	5,104	13,964
Interest expense		(6,786)	(6,298)	(13,084)
Net interest income		2,074	(1,194)	880
Total net revenues		50,232	(510)	49,722

Expenses:
Compensation and benefits		—	72,108	72,108
Mortgage platform expenses	Loan origination expense	50,156	(41,558)	8,598
Cash offer program expenses		398	(398)	—
Other platform expenses	Other expenses/(Income)	8,465	2,062	10,527
General and administrative expenses		52,483	(23,011)	29,472
Marketing and advertising expenses		11,981	(1,120)	10,861
Technology and product development expenses		44,914	(19,305)	25,609
Restructuring and impairment expenses		10,829	(10,829)	—
Depreciation and amortization		—	22,299	22,299
Total expenses		179,226	248	179,474

Interest and other income (expense), net
Other income (expense)		4,210	(4,210)	—
Interest and amortization on non-funding debt		(6,298)	6,298	—
Change in fair value of convertible preferred stock warrants		266	(266)	—
Change in fair value of bifurcated derivative		1,064	(1,064)	—
Total interest and other expense, net		(758)	758	—

Loss before income tax (benefit) expense		(129,752)	—	(129,752)
Income tax (benefit) expense		1,880	—	1,880
Net loss		$(131,632)	$—	$(131,632)

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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards Not Yet Adopted
In July 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock (“ASU 2023-03”). This ASU amends or supersedes various Securities and Exchange Commission ("SEC") paragraphs within the applicable codification to conform to past SEC staff announcements. This ASU does not provide any new guidance. ASU 2023-03 will become effective for the Company once the addition to the FASB Codification is made available. As of June 30, 2024, the Company does not expect ASU 2023-06 will have a material impact on the consolidated financial statements.
In August 2023, the FASB issued ASU 2023-04, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121 (“ASU 2023-04”). This ASU amends and adds various SEC paragraphs to the FASB Codification to reflect guidance regarding the accounting for obligations to safeguard crypto assets an entity holds for platform users. This ASU does not provide any new guidance. ASU 2023-04 will become effective for the Company once the addition to the FASB Codification is made available. As of June 30, 2024, the Company does not expect ASU 2023-04 will have any impact on the consolidated financial statements.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB ASC. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes. As of June 30, 2024, the Company does not expect ASU 2023-06 will have a material impact on the consolidated financial statements.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Revenue
Revenue— The Company disaggregates revenue based on the following revenue streams:
Gain on loans, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Gain on sale of loans, net	$18,374	$20,697	$28,195	$33,221
Integrated partnership fees	2,476	2,917	4,744	5,278
Loan repurchase reserve recovery/(provision)	3,379	2,811	6,942	688
Total gain on loans, net	$24,229	$26,425	$39,881	$39,187
Other revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
International lending revenue	$1,219	$680	$2,327	$1,668
Insurance Services	537	1,196	1,176	1,825
Real estate services	653	2,997	1,000	5,867
Other revenue	472	(162)	1,195	295
Total other revenue	$2,881	$4,711	$5,698	$9,655
Net interest income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Mortgage interest income	$4,468	$4,803	$7,432	$8,728
Interest Income from Investments	4,929	2,771	10,601	5,236
Warehouse interest expense	(2,577)	(4,007)	(4,766)	(6,786)
Other interest expense	(1,668)	(3,608)	(4,333)	(6,298)
Total net interest income	$5,152	$(41)	$8,934	$880

4. Restructuring and Impairments
In December 2021, the Company initiated an operational restructuring program that included plans for costs reductions in response to a difficult interest rate environment as well as a slowing housing market. The restructuring program, which continued during the six months ended June 30, 2024, consists of reductions in headcount and any associated costs that primarily include one-time employee termination benefits. The Company expects the restructuring initiatives to continue at least through the end of 2024.
Due to reduced headcount, the Company has also reduced its real estate footprint. The Company has impaired right-of-use assets related to office space that is no longer in use or has been completely abandoned. Leases where the Company is unable to terminate or amend the lease with the landlord remain on the balance sheet under lease liabilities. In February 2023, the Company entered into a lease amendment with a landlord to surrender an office floor and reassign the lease to a third party. The amendment relieves the Company of the primary obligation under the original lease and as such is considered a termination of the original lease. In February 2023, the Company impaired the right-of-use asset of $13.0 million and removed the lease liability of $13.0 million related to one of the office spaces and as part of the amendment the Company incurred a loss of $5.3 million, which included a $4.7 million payment in cash to the third party and $0.6 million other related fees to terminate the lease early. For the six months ended June 30, 2024 and 2023, the Company impaired property and equipment of none and $4.8 million, respectively, which was related to termination of lease agreement and sale of laptops resulting from a reduction in the workforce.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2024 and 2023, the Company’s restructuring and impairment expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Employee one-time termination benefits(1)	$184	$1,266	$905	$1,554
Impairments of Right-of-Use assets (2)	—	119	—	119
Real estate restructuring loss (2)	—	—	—	5,289
Gain on lease settlement (2)	—	—	—	(977)
Impairment of property and equipment (2)	—	302	—	4,844
Total Restructuring and Impairments	$184	$1,687	$905	$10,829
(1)Employee one-time termination benefits are included in compensation and benefits on the condensed consolidated statements of operations and comprehensive loss.
(2)Impairments of Right-of-Use Assets, real estate restructuring loss, gain on lease settlement, and impairment of property and equipment are included in other expenses on the condensed consolidated statements of operations and comprehensive loss.

The cumulative amount of one-time termination benefits, impairment of loan commitment assets, impairment of right-of-use assets, and impairment of property and equipment as of June 30, 2024 is $123.2 million, $105.6 million, $8.5 million, and $12 million, respectively.
5. Loans Held for Sale and Warehouse Lines of Credit
The Company has the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	June 30, 2024	December 31, 2023
Funding Facility 1 (1)	July 31, 2024	$100,000	$69,228	$61,709
Funding Facility 2 (2)	December 6, 2024	150,000	122,988	40,088
Funding Facility 3 (3)	August 2, 2024	175,000	55,138	24,421
Total warehouse lines of credit		$425,000	$247,354	$126,218
__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. Cash collateral deposit of $15 million is maintained and included in restricted cash. Subsequent to June 30, 2024, the Company extended the maturity to August 31, 2024.
(2)Interest charged under the facility is at the 30-day term SOFR plus 2.10% - 2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(3)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of June 30, 2024. Subsequent to June 30, 2024, the Company extended the maturity to August 3, 2025.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The unpaid principal amounts of the Company’s LHFS are also pledged as collateral under the relevant warehouse funding facilities. The Company’s LHFS are summarized below by those pledged as collateral and those fully funded by the Company:

(Amounts in thousands)	June 30, 2024	December 31, 2023
Funding Facility 1	$69,404	$63,483
Funding Facility 2	123,506	42,316
Funding Facility 3	54,337	26,894
Total LHFS pledged as collateral	247,247	132,693
Company-funded LHFS	10,933	12,386
Company-funded HELOC	88,761	25,098
Total LHFS	346,941	170,177
Fair value adjustment	2,265	(27)
Total LHFS at fair value	$349,206	$170,150
Average days loans held for sale, excluding Company-funded LHFS and Company-funded HELOC, for the three and six months ended June 30, 2024 and 2023 were approximately 20 days, 23 days, 22 days, and 23 days, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of June 30, 2024 and December 31, 2023, the Company had an immaterial amount of loans either 90 days past due or non-performing.
For the six months ended June 30, 2024 and 2023, the weighted average interest rate for the warehouse lines of credit was 7.40% and 6.77%, respectively. The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth, liquid assets, current ratios, liquidity ratios, and leverage ratios. In addition, these warehouse lines also require the Company to maintain compensating cash balances, which aggregated to $18.8 million as of June 30, 2024 and December 31, 2023 and are included in restricted cash on the accompanying condensed consolidated balance sheets. The Company was in compliance with all financial covenants under the warehouse lines as of June 30, 2024.

6. Loans Held for Investment
Loans Held for Investment—The majority of the Company’s Loans Held for Investment portfolio consists of property - buy to let loans which makes up 93% of the total loan portfolio as of June 30, 2024. The Company’s Loans Held for Investment portfolio is summarized as follows:

(Amounts in thousands)	June 30, 2024	December 31, 2023
Property - Buy to Let	$28,930	$1,063
Other	2,330	3,730
Total Loans Held for Investment (net of allowance for credit losses of $261 and none as of June 30, 2024 and December 31, 2023, respectively)	$31,260	$4,793
Accrued interest receivable on loans receivable totaled $0.2 million and an immaterial amount, respectively, as of June 30, 2024 and December 31, 2023 and is included in other receivables, net on the condensed consolidated balance sheets. The Company elected the practical expedient to exclude the applicable accrued interest receivable on loans receivable from the disclosed amortized cost basis.
The Company concluded that it has a substantive non-accrual policy which allows for the timely reversal of accrued interest should an asset be placed on non-accrual; accordingly, there was no allowance for credit losses for accrued interest receivable on loans receivable as of June 30, 2024. When writing off uncollectible accrued interest receivables on its loans held for investment portfolio, the Company considers 90 days to be a timely manner.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Uncollectible amounts of accrued interest receivable are charged off by reversing interest income. The Company had no charge offs of uncollectible accrued interest on its outstanding loans held for investment during the three and six month period ended June 30, 2024 and 2023.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. As of both June 30, 2024 and December 31, 2023, there were no loans held for investment past due.
The Company considers loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, or where foreclosure is probable to be collateral dependent. As of June 30, 2024 and December 31, 2023, there were no loans secured by any asset type for which formal foreclosure proceedings are in process.
Loans are placed on non-accrual status and the accrual of interest is discontinued if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Generally, payments received on non-accrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of June 30, 2024 and December 31, 2023, there were no loans that were placed on non-accrual status.
During the three and six months ended June 30, 2024 and 2023, there were no modifications for loans to borrowers experiencing financial difficulty.
Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually by classifying the loans as to credit risk.
This analysis includes all loans with the exception of homogeneous loans, or loans that are evaluated together in pools of similar loans (i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans). This analysis is performed at least on a quarterly basis. Homogeneous loans are not risk rated and credit risk is analyzed largely by the contractual maturity and payment status of the loan.
We utilize maturity bands to assess the probability of credit losses within the portfolio. The three main bands are as follows: 0-20 months, 21-40 months, and over 40 months. The following table presents amortized cost for outstanding loans, by class and year of origination/renewal, as of June 30, 2024 and December 31, 2023.
The tables below presents loans by credit quality indicator and vintage year:

June 30, 2024
(Amounts in thousands)	2024	2023	2022	2021	2020	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	—	—	—	—	—	—
Over 40 Months	28,213	717	—	—	—	—	28,930
Total	$28,213	$717	$—	$—	$—	$—	$28,930

Other
0-20 Months	$—	$62	$224	$312	$178	$43	$819
21-40 Months	—	—	1,042	455	—	—	1,497
Over 40 Months	—	14	—	—	—	—	14
Total	$—	$76	$1,266	$767	$178	$43	$2,330

Total	$28,213	$793	$1,266	$767	$178	$43	$31,260

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023
(Amounts in thousands)	2023	2022	2021	2020	2019	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	—	—	—	—	—	—
Over 40 Months	1,063	—	—	—	—	—	1,063
Total	$1,063	$—	$—	$—	$—	$—	$1,063

Other
0-20 Months	$116	$472	$417	$175	$203	$2	$1,385
21-40 Months	10	1,093	856	129	—	—	2,088
Over 40 Months	17	240	—	—	—	—	257
Total	$143	$1,805	$1,273	$304	$203	$2	$3,730

Total	$1,206	$1,805	$1,273	$304	$203	$2	$4,793

7. Goodwill and Internal Use Software and Other Intangible Assets, Net
Changes in the carrying amount of goodwill, net consisted of the following:

	Six Months Ended June 30,
(Amounts in thousands)	2024	2023
Balance at beginning of period	$32,390	$18,525
Goodwill acquired	—	14,041
Effect of foreign currency exchange rate changes	(145)	734
Balance at end of period	$32,245	$33,300
No impairment of goodwill was recognized for the three and six months ended June 30, 2024 and 2023.
Internal use software and other intangible assets, net consisted of the following:

	As of June 30, 2024
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$139,774	$(118,561)	$21,213
Other	5.7	1,001	(336)	665
Total Intangible assets with finite lives, net		140,774	(118,897)	21,877
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		2,244	—	2,244
Total Internal use software and other intangible assets, net		$144,838	$(118,897)	$25,941

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2023
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$136,879	$(103,587)	$33,292
Intellectual property and other	5.7	1,008	(254)	754
Total Intangible assets with finite lives, net		137,887	(103,841)	34,046
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		2,260	—	2,260
Total Internal use software and other intangible assets, net		$141,967	$(103,841)	$38,126
The Company capitalized $2.2 million and $3.5 million in internal use software and website development costs during the three months ended June 30, 2024 and 2023, respectively. Included in capitalized internal use software and website development costs are $0.5 million and $0.7 million of stock-based compensation costs for the three months ended June 30, 2024 and 2023, respectively. Amortization expense totaled $7.1 million and $9.4 million during the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, no impairment was recognized relating to intangible assets.
The Company capitalized $3.0 million and $7.6 million in internal use software and website development costs during the six months ended June 30, 2024 and 2023, respectively. Included in capitalized internal use software and website development costs are $0.9 million and $1.4 million of stock-based compensation costs for the six months ended June 30, 2024 and 2023, respectively. Amortization expense totaled $15.1 million and $18.8 million during the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, no impairment was recognized relating to intangible assets.
8. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following:

	As of June 30,	As of December 31,
(Amounts in thousands)	2024	2023
Prepaid expenses	$21,268	$27,859
Tax receivables	9,492	8,348
Security Deposits	14,012	15,179
Prefunded loans in escrow	10,179	—
Total prepaid expenses and other assets	$54,951	$51,386
The prefunded loans in escrow consists of loans that were funded in the current period but closed in the subsequent period. Due to the timing of the closing of these loans they are not mortgage loans held for sale in the current period.
9. Customer Deposits
Customer Deposits—In relation to the Company’s banking activities tied to the Company’s acquisition of Birmingham Bank in the U.K., the Company offers individual savings accounts and other depository products with

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
differing maturities and interest rates to its customers. The balance of customer deposits as of June 30, 2024 and December 31, 2023 was $36.6 million and $11.8 million, respectively, on the condensed consolidated balance sheets.
The following table presents average balances and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended June 30,
	2024		2023
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$2,416	2.85%	$3,618	2.32%
Term	22,169	3.96%	1,906	1.20%
Savings	4,154	2.11%	6,244	1.76%
Total Deposits	$28,739	2.97%	$11,768	1.76%

	Six Months Ended June 30,
	2024		2023
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$2,413	2.85%	$3,618	2.32%
Term	13,805	3.87%	1,906	1.20%
Savings	4,211	2.20%	6,244	1.76%
Total Deposits	$20,429	2.97%	$11,768	1.76%
The following table presents maturities of customer deposits:

(Amounts in thousands)	As of June 30, 2024
Demand deposits	4,852
Maturing In:
2024	2,740
2025	11,878
2026	7,690
2027	7,262
2028	—
Thereafter	2,172
Total	$36,594
Interest Expense on deposits is recorded in interest expense in the condensed consolidated statements of operations and comprehensive loss for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Notice	$21	$20	$45	$20
Term	218	6	270	6
Savings	28	29	57	29
Total Interest Expense	$267	$55	$372	55
Deposits are for U.K. banking clients and are protected up to £85.0 thousand ($107.5 thousand, USD equivalent as of June 30, 2024) per eligible person by the Financial Services Compensation Scheme in the U.K. Of the total customer deposits as of June 30, 2024, $1.7 million were over the applicable insured amount.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. Corporate Line of Credit and Convertible Note
Corporate Line of Credit—The Company made the final principal payment on its corporate line of credit in August 2023 and as such incurred no interest expense under the corporate line of credit during the three and six months ended June 30, 2024.
For the three months ended June 30, 2023, the Company recorded a total of $3.6 million related to interest expense as follows: $3.1 million in interest expense related to the line of credit and $0.5 million in interest expense related to the amortization of deferred debt issuance costs and discount and other debt servicing fees which is included in interest expense within the condensed consolidated statements of operations and comprehensive loss.
For the six months ended June 30, 2023, the Company recorded a total of $6.2 million related to interest expense as follows: $5.4 million in interest expense related to the line of credit and $0.8 million in interest expense related to the amortization of deferred debt issuance costs and discount and other debt servicing fees, which is included in interest expense within the condensed consolidated statements operations and comprehensive loss.
Convertible Note—In connection with the Closing of the Business Combination, the Company issued to SB Northstar LP, a Cayman Islands exempted limited partnership and an affiliate of SoftBank Group Corp., a senior subordinated convertible note in the aggregate principal amount of $528.6 million (the “Convertible Note”), $550.0 million less approximately $21.4 million released to the Company at the Closing from Aurora’s trust account, pursuant to an Indenture, dated as of August 22, 2023 (the “Indenture”). The Convertible Note bears 1% interest per annum and matures on August 22, 2028, unless earlier converted or redeemed. Per the Indenture, the Company may elect to pay all or any portion of interest in kind by issuing to the holder of such note an additional note or in cash. The counter parties to the Convertible Note and Merger Agreement are related parties.
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
As of June 30, 2024 and December 31, 2023, the carrying amount of the Convertible Note was $516.4 million and $514.6 million on the condensed consolidated balance sheets, respectively. For the three and six months ended June 30, 2024, the Company recorded a total of $1.6 million and $4.3 million, respectively, of interest expense related to the Convertible Note. Interest expense from the Convertible Note is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. In February 2024, the Company made a cash payment in the amount of $2.5 million, which consisted of $1.1 million towards the principal and $1.4 million of interest from January 1, 2024 through February 15, 2024. As the Convertible Note was issued in August 2023, no interest expense was incurred for the three and six months ended June 30, 2023.
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
1/0 Capital—The Company is a party to an employee and expense allocation agreement with 1/0 Capital, LLC (“1/0 Capital”), an entity affiliated with 1/0 Real Estate, LLC (“1/0 Real Estate”) (an entity wholly owned by 1/0 Holdco LLC, in

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
which Vishal Garg, the Chief Executive Officer of the Company, and the Company’s executive officers each hold a more than five percent ownership interest). Under the employee and expense allocation agreement, 1/0 Capital provides the Company access to certain employees in exchange for reasonable consideration in the form of fees based on their time, as well as IT support services. Any intellectual property created under the agreement by 1/0 Capital employees working on behalf of the Company belongs to the Company. The term of the agreement will continue in perpetuity. The services provided by 1/0 Capital are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with this agreement, the Company incurred gross expense of none and $6 thousand in the three months ended June 30, 2024 and 2023, respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. The Company incurred gross expense of none and $33 thousand in the six months ended June 30, 2024 and 2023, respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. As part of this agreement, the Company may provide access to certain of its employees for use by 1/0 Capital which reduced the amounts owed to 1/0 Capital by none for both the three and six months ended June 30, 2024 and 2023, respectively. The Company is invoiced on a net basis and recorded none and $153 thousand payable as of June 30, 2024 and December 31, 2023, respectively, included within other liabilities on the condensed consolidated balance sheets.
TheNumber—The Company originally entered into a data analytics services agreement in August 2016 with TheNumber, LLC (“TheNumber”), an entity affiliated with both Vishal Garg, the Chief Executive Officer of the Company, and 1/0 Real Estate.
In September 2021, the Company and TheNumber entered into a technology integration and license agreement, which was amended in November 2021, to develop a consumer credit profile technology that is to be launched in three stages. The first stage involves testing TheNumber’s limited graph Application Programming Interface in a testing environment with test data. The second stage involves data such as credit, income, and assets of staged borrowers meeting certain measures of speed and performance. The third stage requires TheNumber to run the product and serve all borrowers on the production side as well as provide data to the Company from its rich data set. The listed services provided by TheNumber are lead generation, market rate analysis, lead growth analysis, property listing analysis, automated valuation models, and financial risk analysis. Both parties agreed to jointly develop all aspects of this program, and the agreement provides for the utilization of TheNumber employees by the Company. In January 2024, the agreement was extended for an additional year. The services provided by TheNumber are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with these agreements, the Company paid expenses of $153 thousand and $70 thousand for the three months ended June 30, 2024 and 2023 respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. The Company paid expenses of $478 thousand and $371 thousand for the six months ended June 30, 2024 and 2023 respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss and had a payable of $66 thousand and $230 thousand as of June 30, 2024 and December 31, 2023, respectively, included within other liabilities on the condensed consolidated balance sheets.
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
In September 2022, the Company entered into an amendment of the 2021 Notable Program Agreement, the “Amended Notable Program”. The Amended Notable Program expands Notable’s product offerings to include in the private label consumer loan program, a non-revolving personal line of credit, where the unpaid principal balance converts to a closed-end, multiyear unsecured personal loan following a designated draw period, to qualified consumers for the financing of purchases of home improvement products and services.
In January 2022, Better Trust I, a subsidiary of the Company, entered into a master loan purchase agreement (the “Notable MLPA”) with Notable to purchase from Notable up to $20.0 million of unsecured home improvement loans underwritten and originated by Notable for the Company’s customers. Under the Notable MLPA, Notable originated home improvement loans, all of which Notable makes available for purchase by the Company. No additional cost outside the sale of the loan was contemplated by the Notable MLPA. The services provided by Notable are not integral to the Company’s technology platform and expenses incurred are not material to the Company. As of June 30, 2024 and December 31, 2023,

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the Company had $5.3 million and $6.3 million of unsecured home improvement loans from Notable, which are included within mortgage loans held for sale, at fair value on the condensed consolidated balance sheets.
For the three months ended June 30, 2024, the Company incurred $16 thousand of expenses for amortization of internal use software under the agreement, which are included within depreciation and amortization on the condensed consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2023, the Company incurred $1 thousand of expenses under the agreement which are included within marketing expenses and depreciation and amortization on the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2024, the Company incurred $32 thousand of expenses for amortization of internal use software under the agreement, which are included within depreciation and amortization on the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2023, the Company incurred $22 thousand of expenses under the agreement, which are included within marketing expenses and depreciation and amortization on the condensed consolidated statements of operations and comprehensive loss.
Truework—The Company is a party to a data analytics services agreement with Zethos, Inc., (“Truework”), an entity in which Vishal Garg, the Chief Executive Officer of the Company, is an investor. Under the data analytics services agreement, Truework provides digital Verification of Employment (“VOE”) and Verification of Income (“VOI”) services to the Company during the mortgage loan origination process to confirm the employment and income of borrowers seeking a mortgage. This is data required for underwriting mortgages to the specifications of Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FMCC"), and private loan purchasers. These data services are standard product offerings of Truework, which they offer to a number of mortgage lenders. Truework is one of multiple vendors the Company uses for VOE and VOI services, the largest other one being The Work Number by Equifax. The Company uses the two vendors interchangeably based on estimated lowest cost and turnaround time. The Company originally entered into the data services agreement in March 2021, and amended the agreement in October 2021 to run until September 30, 2023. In connection with usage of the services, the Company incurred expenses of $13 thousand and $(42) thousand for the three months ended June 30, 2024 and 2023 respectively, which are included within loan origination expenses on the consolidated statements of operations and comprehensive loss. The Company incurred expenses of $40 thousand and none for the six months ended June 30, 2024 and 2023 respectively, which are included within loan origination expenses on the consolidated statements of operations and comprehensive loss. The Company recorded a payable of none and $7 thousand as of June 30, 2024 and December 31, 2023, respectively, and is included within other liabilities on the condensed consolidated balance sheets.
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
The Company is currently a party to pending legal claims and proceedings regarding an employee related labor dispute brought forth during the third quarter of 2020. The dispute alleges that the Company has failed to pay certain employees for overtime and is in violation of the Fair Labor Standards Act and labor laws in the State of California and the State of Florida. The case is still in its early stages and has not yet reached the class certification stage and as such the ultimate outcome cannot be predicted with certainty due to inherent uncertainties in the legal claims. As part of the dispute, the Company included an estimated liability of $8.5 million and $8.4 million as of June 30, 2024 and December 31, 2023, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. During the three and six months ended June 30, 2024, the changes in the liability included a settlement of $0.5 million as well as an additional accrued expense of $0.6 million related to certain other employment matters, which is included within general and administrative expense on the consolidated statement of operations and comprehensive loss. There were no changes in the estimated liability for both the three and six months ended June 30, 2023.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On June 7, 2022, Sarah Pierce, Pre-Business Combination Better’s former Head of Sales and Operations, filed litigation against Pre-Business Combination Better, Mr. Garg, and Nicholas Calamari, our Chief Administrative Officer and Senior Counsel. Ms. Pierce has since voluntarily dismissed her claims against the Company and Messrs. Garg and Calamari with prejudice and withdrawn her appeal of a separate judgment obtained by the Company against her. Impacts of the settlement were not material to the Company and are included within the condensed consolidated statements of stockholder’s equity.
Regulatory Matters—In the third quarter of 2021, following third-party audits of samples of loans produced during the fiscal years 2018, 2019, and 2022, the Company became aware of certain TILA-RESPA Integrated Disclosure (“TRID”) defects in the loan production process that resulted in the final closing costs disclosed in the closing disclosure, in some instances, being greater than those disclosed in the loan estimate. Some of these defects were outside applicable tolerances under the TRID rule, which resulted in potential overcharges to consumers. As of June 30, 2024 and December 31, 2023, the Company included an estimated liability of $6.6 million and $8.6 million, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets. For the three and six months ended June 30, 2024, the Company recorded additional accruals for these potential TRID defects of $0.1 million and $0.1 million, respectively, which are included within loan origination expense in the condensed consolidated statement of operations and comprehensive loss. During the three and six months ended June 30, 2024, the Company had relief of the liability due to payments to customers in the amount of $2.1 million and $2.1 million, respectively.
For the three and six months ended June 30, 2023, the Company recorded an additional accrual for these potential TRID defects of $0.1 million and $0.3 million, respectively, and are included within loan origination expense in the condensed consolidated statement of operations and comprehensive loss. This accrual is the Company’s best estimate of potential exposure on the larger population of loans based on the results obtained by the audited sample. The accrued amounts are for estimated refunds potentially due to consumers for TRID tolerance errors for loans produced from 2018 through 2024. The Company is continuing to remediate TRID tolerance defects as necessary.
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
On August 1, 2024, pursuant to the Reverse Stock Split Authorization, the Company’s board of directors approved the Reverse Stock Split and set a split ratio of 1-for-50 of our Common Stock. As of the effective time of the Reverse Stock Split, one post-split share of our Common Stock will be issued in exchange for every 50 pre-split shares of our Common Stock.
Loan Commitments—The Company enters into IRLCs to fund mortgage loans, at specified interest rates and within a specified period of time, with potential borrowers who have applied for a loan and meet certain credit and underwriting criteria. As of June 30, 2024 and December 31, 2023, the Company had outstanding commitments to fund mortgage loans in notional amounts of approximately $309.7 million and $227.4 million, respectively. The IRLCs derived from those

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
notional amounts are recorded within derivative assets and liabilities, at fair value as of June 30, 2024 and December 31, 2023, respectively, on the condensed consolidated balance sheets. See Note 15.
Forward Sale Commitments—In the ordinary course of business, the Company enters into contracts to sell existing LHFS or loans committed but yet to be funded into the secondary market at specified future dates. As of June 30, 2024 and December 31, 2023, the Company had outstanding forward sales commitment contracts of notional amounts of approximately $460.0 million and $265.0 million, respectively. The forward sales commitments derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of June 30, 2024 and December 31, 2023, respectively, on the condensed consolidated balance sheets. See Note 15.
Concentrations—See below for areas considered to be concentrations of credit risk for the Company:
Significant loan purchasers are those that represent more than 10% of the Company’s loan volume. During the three months ended June 30, 2024, the Company had three loan purchasers that accounted for 48%, 27% and 12% of loans sold by the Company. During the three months ended June 30, 2023, the Company had one loan purchaser that accounted for 71% of loans sold by the Company. During the six months ended June 30, 2024, the Company had three loan purchasers that accounted for 51%, 22% and 15% of loans sold by the Company. During the six months ended June 30, 2023, the Company had one loan purchaser that accounted for 75% of loans sold by the Company.
Concentrations of credit risk associated with the LHFS carried at fair value are limited due to the large number of borrowers and their dispersion across many geographic areas throughout the United States. As of June 30, 2024, the company originated 10% of its LHFS secured by properties in Florida. As of December 31, 2023, the Company originated 12% and 11% of its LHFS secured by properties in Florida and Texas, respectively.
The Company maintains cash and cash equivalent balances at various financial institutions. Cash accounts at each bank are insured by the Federal Deposit Insurance Corporation for amounts up to $0.25 million. As of June 30, 2024 and December 31, 2023, the majority of the Company’s cash and cash equivalent balances are in excess of the insured limits at various financial institutions.
Escrow Payable and Other Customer Accounts—In accordance with its lender obligations, the Company maintains a separate escrow bank account to hold borrower funds pending future disbursement. The Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. The Company also administers customer deposits in relation to other non-mortgage products and services that the Company offers. These funds are shown as restricted cash and there is a corresponding escrow payable on the consolidated balance sheet, as they are being held on behalf of the borrower or customer. The balance in these accounts as of June 30, 2024 and December 31, 2023 was $4.1 million and $3.4 million, respectively.
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
For all counterparties with open positions as of June 30, 2024, in the event that the Company does not deliver into the forward-delivery commitments, they can be settled on a net basis. Net settlements entail paying or receiving cash based upon the change in market value of the existing instrument.

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
Loan Repurchase Reserve—The Company sells loans to loan purchasers without recourse. As such, the loan purchasers have assumed the risk of loss or default by the borrower. However, the Company is usually required by these loan purchasers to make certain standard representations and warranties relating to the loan for up to three years post sale. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify these loan purchasers for losses. In addition, if loans pay-off within a specified time frame the Company may be required to refund a portion of the sales proceeds to the loan purchasers. The Company repurchased $1.0 million (5 loans) and $9.0 million (20 loans) in unpaid principal balance of loans during the three months ended June 30, 2024 and 2023, respectively, related to its loan repurchase obligations. The Company repurchased $3.0 million (11 loans) and $14.9 million (35 loans) in unpaid principal balance of loans during the six months ended June 30, 2024 and 2023, respectively, related to its loan repurchase obligations. The Company’s loan repurchase reserve is included within other liabilities on the consolidated balance sheets. The (recovery of)/provision for the loan repurchase reserve is included within gain on loans, net on the consolidated statements of operations and comprehensive loss. The following presents the activity of the Company’s loan repurchase reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Loan repurchase reserve at beginning of period	$15,441	$26,591	$19,472	$26,745
(Recovery)/provision	(3,379)	(2,811)	(6,942)	(688)
Charge-offs	(341)	(1,948)	(809)	(4,225)
Loan repurchase reserve at end of period	$11,721	$21,832	$11,721	$21,832
Borrowing Capacity—The Company funds the majority of mortgage loans on a short-term basis through committed and uncommitted warehouse lines as well as from operations for any amounts not advanced by warehouse lenders, see Note 5. As a result, the Company’s ability to fund current operations depends on its ability to secure these types of short-term financings. If the Company’s principal lenders decided to terminate or not to renew any of the warehouse lines with the Company, the loss of borrowing capacity could be detrimental to the Company’s condensed consolidated financial statements unless the Company found a suitable alternative source.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. Net Loss Per Share
The computation of net loss per share and weighted average shares of the Company's Common Stock outstanding during the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except for share and per share amounts)	2024	2023	2024	2023
Basic net loss per share:
Net loss	$(41,365)	$(44,010)	$(92,857)	$(131,632)
Income allocated to participating securities	—	—	—	—
Net loss attributable to common stockholders - Basic	$(41,365)	$(44,010)	$(92,857)	$(131,632)
Diluted net loss per share:
Net loss attributable to common stockholders - Basic	$(41,365)	$(44,010)	$(92,857)	$(131,632)
Net loss income attributable to common stockholders - Diluted	$(41,365)	$(44,010)	$(92,857)	$(131,632)
Shares used in computation:
Weighted average common shares outstanding	754,797,790	298,172,434	754,395,660	297,845,356
Weighted-average effect of dilutive securities:			—	—
Assumed exercise of stock options	—	—	—	—
Assumed exercise of warrants	—	—	—	—
Assumed conversion of convertible preferred stock	—	—	—	—
Diluted weighted-average common shares outstanding	754,797,790	298,172,434	754,395,660	297,845,356
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.05)	$(0.15)	$(0.12)	$(0.44)
Diluted	$(0.05)	$(0.15)	$(0.12)	$(0.44)
Basic and diluted loss per share are the same for each class of our Common Stock because they are entitled to the same dividend rights. Basic and diluted loss per share are presented together as the amounts for basic and diluted loss per share are the same (i.e., the Company’s other equity-linked instruments outstanding are anti-dilutive for the periods presented). There were no preferred dividends declared or accumulated during the three and six months ended June 30, 2024 and 2023. Historically, the Company applied the two-class method that requires earnings available to common stockholders for the period to be allocated between our Common Stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed.
The Company’s outstanding convertible preferred stock was a participating security as the holders of such shares participated in earnings but did not contractually participate in the Company’s losses and therefore no losses were allocated to the convertible preferred stock in prior periods. The Company's potentially dilutive securities, which include stock options, RSUs, convertible preferred stock, warrants to purchase shares of convertible common stock, warrants to purchase shares of preferred stock, pre-closing Bridge Notes, and Sponsor locked-up shares, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. The Company excluded the following

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated as including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
(Amounts in thousands)	2024	2023
Convertible preferred stock (2)	—	332,315
Pre-Closing Bridge Notes (2)	—	765,756
RSUs and Options to purchase common stock (1)	59,355	144,726
Warrants to purchase convertible preferred stock (1)	—	20,323
Public Warrants (1)	3,733	—
Private Warrants (1)	6,075	—
Sponsor locked-up shares (1)	694	—
Total	69,857	1,263,120
__________________
(1)Securities have an antidilutive effect under the treasury stock method.
(2)Securities have an antidilutive effect under the if-converted method.
15. Fair Value Measurements
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	June 30, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$349,206	$—	$349,206
Derivative assets, at fair value (1)	—	1,382	3,348	4,730
Total Assets	$—	$350,588	$3,348	$353,936
Derivative liabilities, at fair value (1)	$—	$—	$142	$142
Warrants and equity related liabilities, at fair value (2)	$723	$887	$—	$1,610
Total Liabilities	$723	$887	$142	$1,752

	December 31, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$170,150	$—	$170,150
Derivative assets, at fair value (1)	—	—	1,716	1,716
Total Assets	$—	$170,150	$1,716	$171,866
Derivative liabilities, at fair value (1)	$—	$872	$77	$949
Warrants and equity related liabilities, at fair value (2)	972	1,359	—	2,331
Total Liabilities	$972	$2,231	$77	$3,280
__________________
(1)As of June 30, 2024 and December 31, 2023, derivative assets and liabilities represent both IRLCs and forward sale commitments.
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
Derivative Assets and Liabilities—The Company uses derivatives to manage various financial risks. The fair values of derivative instruments are determined based on quoted prices for similar assets and liabilities, dealer quotes, and internal

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
pricing models that are primarily sensitive to market observable data. The Company utilizes IRLCs and forward sale commitments. The fair value of IRLCs, which are related to mortgage loan commitments, is based on quoted market prices, adjusted by the pull-through factor, and includes the value attributable to the net servicing fee. The Company evaluated the significance and unobservable nature of the pull-through factor and determined that the classification of IRLCs should be Level 3 as of June 30, 2024 and December 31, 2023. Significant changes in the pull-through factor of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The value of IRLCs also rises and falls with changes in interest rates; for example, entering into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, will decrease the value of IRLC. The Company had purchases/issuances of approximately $3.4 million and $0.2 million of IRLCs during the three months ended June 30, 2024 and 2023, respectively. The Company had purchases/issuances of approximately $5.9 million and $0.7 million of IRLCs during the six months ended June 30, 2024 and 2023, respectively.
The number of days from the date of the IRLC to expiration of the rate lock commitment outstanding as of June 30, 2024 was approximately 50 days on average. The Company attempts to match the maturity date of the IRLCs with the forward commitments. Derivatives are presented in the condensed consolidated balance sheets under derivative assets, at fair value and derivative liabilities, at fair value. During the three months ended June 30, 2024, the Company recognized $1.5 million and $4.0 million of gains related to changes in fair value of IRLCs and forward sale commitments, respectively. During the six months ended June 30, 2024, the Company recognized $1.6 million and $6.4 million of gains related to changes in fair value of IRLCs and forward sale commitments, respectively. During the three months ended June 30, 2023, the Company recognized $3.2 million of losses and $7.9 million of gains related to changes in the fair value of IRLCs and forward sale commitments, respectively. During the six months ended June 30, 2023, the Company recognized $1.0 million and $3.4 million of gains related to changes in the fair value of IRLCs and forward sale commitments, respectively. Gains and losses related to changes in the fair value of IRLCs and forward sale commitments are included in gain on loans, net within the condensed consolidated statements of operations and comprehensive loss. Unrealized activity related to changes in the fair value of forward sale commitments were $0.7 million and $8.1 million of gains, included in the $4.0 million of gains and $7.9 million of gains, during the three months ended June 30, 2024 and 2023, respectively. Unrealized activity related to changes in the fair value of forward sale commitments were $4.5 million of gains and $0.7 million of losses, included in the $6.4 million of gains and $3.4 million of gains, during the six months ended June 30, 2024 and 2023, respectively. The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows:

(Amounts in thousands)	Notional Value	Derivative Asset	Derivative Liability
Balance as of June 30, 2024
IRLCs	$309,687	$3,348	$142
Forward commitments	$460,000	1,382	—
Total		$4,730	$142
Balance as of December 31, 2023
IRLCs	$227,380	$1,716	$77
Forward commitments	$265,000	—	872
Total		$1,716	$949
Warrant and equity related liabilities—The warrant liability consists of Warrants and certain shares issued to Novator Capital Sponsor Ltd. ("Sponsor, a related party") that are subject to transfer restrictions contingent on the price of Class A common stock exceeding certain thresholds (the "Sponsor-Locked-Up Shares"). The warrants consist of the Company's publicly traded warrants ("Public Warrants") and private warrants to acquire shares of Aurora that have been converted into warrants to acquire shares of Class A common stock ("Private Warrants"). The Public Warrants trade on the Nasdaq Capital Market under the ticker symbol “BETRW” and as such is considered a Level 1 input from an active market to derive the value. The Private Warrants and Sponsor-Locked up Shares, although not publicly traded on an active market, use inputs from the publicly traded Public Warrants and the Company’s publicly traded Common Stock, respectively, and are further calibrated using unobservable inputs representing Level 2 measurements within the fair value hierarchy.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2024 and December 31, 2023, Level 3 instruments include IRLCs. The following table presents the rollforward of Level 3 IRLCs:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Balance at beginning of period	$1,675	$2,734	$1,640	$(1,513)
Change in fair value of IRLCs	1,531	(3,248)	1,566	999
Balance at end of period	$3,206	$(514)	$3,206	$(514)
Counterparty agreements for forward sale commitments contain master netting agreements, which contain a legal right to offset amounts due to and from the same counterparty and can be settled on a net basis. The table below presents gross amounts of recognized assets and liabilities subject to master netting agreements.

(Amounts in thousands)	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Offsetting of Forward Commitments - Assets
Balance as of:
June 30, 2024:	$1,761	$(379)	$1,382
December 31, 2023	$—	$—	$—
Offsetting of Forward Commitments - Liabilities
Balance as of:
June 30, 2024:	$—	$—	$—
December 31, 2023	$168	$(1,041)	$(872)
Significant Unobservable Inputs—The following table presents quantitative information about the significant unobservable inputs used in the recurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	June 30, 2024
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.49% - 100%	73.2%

	December 31, 2023
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.77% - 100%	89.8%
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

		June 30, 2024		December 31, 2023
(Amounts in thousands)	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	Level 1	$57,844	$57,842	$25,597	$25,563
Loans held for investment	Level 3	$31,260	$31,889	$4,793	$5,103
Convertible Note	Level 3	$516,394	$332,497	$514,644	$309,135
In determining the fair value of the Short-term investments, management used observable inputs such as quoted prices in active markets for identical assets. The fair value of loans held for investment is determined by management estimates of the specific credit risk attributes of each pool of loans, in addition to the quoted secondary-market prices, which account for the interest rate characteristics of each loan. In determining the fair value of the Convertible Note, issued by a related party, management used factors that are material to the valuation process, including but not limited to, the trading price of the Company’s securities, actual and projected financial results, risks, prospects, and economic and market conditions, among other factors. As a number of assumptions and estimates were involved that are largely unobservable, loans held for investment and the Convertible Note were classified as Level 3 inputs within the fair value hierarchy.
16. Income Taxes
On a consolidated basis, the Company recorded total income tax expense of $0.3 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including the ability to accurately project the Company’s pre-tax income or loss for the year and the mix of earnings among various tax jurisdictions. The year-to-date effective tax rate, after discrete items, of (0.4)% for the six months ended June 30, 2024, changed from (1.4)% for the six months ended June 30, 2023, as the Company was subject to withholding taxes on an intercompany dividend in 2023.
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred income tax assets. The Company is in a three-year cumulative loss position in all material jurisdictions as of June 30, 2024. Further, due to losses being estimated in the future, management continues to believe it is more likely than not that the benefit of the deferred income tax assets will not be realized. In recognition of this risk, the Company continues to provide a full valuation allowance on deferred income tax assets.
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
The change in fair value of warrants for the three months ended June 30, 2024 and 2023 was none and a loss of $0.3 million, respectively, and was recorded in other expenses within the condensed consolidated statements of operations and comprehensive loss.
The change in fair value of warrants for the six months ended June 30, 2024 and 2023 was none and a gain of $0.3 million, respectively, and was recorded in other expenses within the condensed consolidated statements of operations and comprehensive loss.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
18. Stockholders' Equity
On the Closing Date, the Company consummated the Business Combination pursuant to the terms of the Merger Agreement. The Company’s Class A common stock and Public Warrants currently trade on the Nasdaq Capital Market, under the ticker symbols “BETR” and “BETRW”, respectively. Each outstanding share of Pre-Business Combination Better common stock was exchanged for approximately 3.06 shares of the Company’s Class A or Class B common stock.
Private and Public Warrants—As of June 30, 2024 and December 31, 2023, the Company had a total of $1.4 million and $1.9 million, of Private Warrants held by a related party, and Public Warrants, respectively, which are included as warrant and equity related liabilities within the condensed consolidated balance sheets. The change in fair value of Warrants for the three and six months ended June 30, 2024 was a loss of $0.1 million and gain of $0.5 million, respectively, and is included in other expenses within the condensed consolidated statements of operations and comprehensive loss. There was no activity for the three and six months ended June 30, 2023 as the Warrants were assumed at the Closing of the Business Combination.
Sponsor Locked-up Shares—As of June 30, 2024 and December 31, 2023, the Company had a total of $0.2 million and $0.4 million, respectively, in respect of Sponsor Locked-up Share liabilities which were issued to a related party, and are included within warrant and equity liabilities in the condensed consolidated balance sheets. The change in fair value of Sponsor Locked-up Shares for the three and six months ended June 30, 2024 was none and a gain of $0.2 million, respectively, and was included in other expenses within the condensed consolidated statements of operations and comprehensive loss. There was no activity for the three and six months ended June 30, 2023 as the Sponsor Locked-up shares were assumed at the Closing of the Business Combination.
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
As of June 30, 2024 and December 31, 2023, the Company had a total of $16.0 million and $18.3 million, respectively, of outstanding promissory notes.
Of the notes outstanding as of June 30, 2024 and December 31, 2023, $9.1 million and $10.1 million, respectively, were issued for the exercise of stock options vested and are recorded as a component of stockholders’ equity within the condensed consolidated balance sheets. The balance as of June 30, 2024 does not include any promissory notes due from directors and officers of the Company.
Of the notes outstanding as of June 30, 2024 and December 31, 2023, $6.8 million and $8.2 million, respectively, were issued for the early exercise of stock options not yet vested. Notes issued for the early exercise of stock options not yet vested are not reflected within stockholders’ equity on the condensed consolidated balance sheets as they relate to unvested share awards and therefore are considered non-substantive exercises. As the unvested share awards vest and are exercised in conjunction with the notes, they are recognized in the statement of equity within vesting of our Common Stock issued via notes receivable from stockholders. The notes range in maturity from May 2025 to January 2026 and include interest rates ranging from 0.5% to 2.5% per annum.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
19. Stock-Based Compensation
Stock-Based Compensation Expense—Stock-based compensation expense is included within compensation and benefits in the condensed consolidated statements of operations and comprehensive loss. The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Total stock-based compensation expense	7,959	4,054	16,325	8,462

Stock-based compensation expense excludes $0.5 million and $0.7 million of stock-based compensation expense for the three months ended June 30, 2024 and 2023, which was capitalized (see Note 7). Stock-based compensation expense excludes $0.9 million and $1.4 million of stock-based compensation expense for the six months ended June 30, 2024 and 2023, which was capitalized (see Note 7).

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
The Company is required to meet certain minimum net worth, minimum capital ratio and minimum liquidity requirements, including those established by HUD, FMCC and FNMA. As of June 30, 2024, the Company was in compliance with all necessary requirements.
Additionally, the Company is subject to other financial requirements established by government-sponsored enterprises (“GSEs”), which include a limit for a decline in net worth and quarterly profitability requirements. On March 12, 2023 and subsequently on May 19, 2023, the Company failed to meet the additional financial requirements due to the Company’s decline in profitability and decline in net worth. The decline in net worth and decline in profitability permit GSEs to declare a breach of the Company’s contract. The Company instituted additional financial requirements and remains in compliance with these requirements as of June 30, 2024.
21. Subsequent Events
The Company evaluated subsequent events from the date of the condensed consolidated balance sheets of June 30, 2024 through the date of the release of financial statements, and has determined that, there have been no subsequent events that require recognition or disclosure in the condensed consolidated financial statements, except as described in Note 1, Note 5, and Note 12.

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
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements as of December 31, 2023 and for the years ended December 31, 2023 and 2022, in each case, together with related notes thereto, included in our 2023 Annual Report on Form 10-K, and our condensed consolidated financial statements and related notes as of and for the quarterly period ended June 30, 2024, included elsewhere in this quarterly report on Form 10-Q.
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
Our Business Model
We generate revenue through the production and sale of loans and other product offerings through our platform. The revenue and mix of revenue as a percentage of total revenue attributable to our sale of loan production (Gain on loans, net) and Better Plus (Other revenue) and net interest income for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,
	2024		2023
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages

Gain on loans, net	$24,229	75%	$26,425	85%
Other revenue	2,881	9%	4,711	15%
Net interest income/(loss)	5,152	17%	(41)	—%
Total net revenues	$32,262		$31,095

	Six Months Ended June 30,
	2024		2023
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages

Gain on loans, net	$39,881	73%	$39,187	79%
Other revenue	5,698	10%	9,655	19%
Net interest income	8,934	15%	880	2%
Total net revenues	$54,513		$49,722
Home Finance Mortgage Model—Gain on loans, net
We produce a wide selection of mortgage loans and leverage our platform to quickly sell these loans and related mortgage servicing rights (“MSRs”) to our loan purchaser network. We source our customers through two channels: our D2C channel and our B2B channel. Through our D2C channel, we generate gain on loans, net by selling loans and MSRs to our loan purchaser network, recognizing D2C revenue per loan. Through our B2B channel, we generate revenue from integrated relationships and advertising relationships. Through our advertising relationships, we generate gain on loans, net the same way we do in our D2C channel, by selling loans to our loan purchaser network. Through our integrated relationships, we generate a fixed fee per loan originated, which we recognize as revenue upon the funding of the loan by the partner. We may also purchase certain of the loans from our integrated relationship partner, which we may subsequently sell to our loan purchaser network at our discretion. For loans subsequently sold to our loan purchaser network, the partner receives a portion of the sale proceeds. Although we aim to expand our B2B relationships, as of June 30, 2024, this channel was primarily comprised of our integrated relationship with Ally Bank (which is our only current integrated relationship).
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
International Lending Revenue—Other revenue
International lending revenue consists of revenue from our international lending activities, primarily in the U.K., which has expanded via acquisitions in prior years. International lending activities primarily include broker fees earned via our digital mortgage broker in the U.K.

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
Key measures that we use in assessing our business include the following ($ in millions, except percentage data or as otherwise noted):

Key Business Metric	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Home Finance
Funded Loan Volume	$962	$912	$1,623	$1,758
Refinance Loan Volume	$77	$61	$159	$131
Purchase Loan Volume	$794	$842	$1,323	$1,617
HELOC Loan Volume	$90	$9	$142	$11
D2C Loan Volume	$670	$522	$1,030	$1,009
B2B Loan Volume	$292	$390	$594	$749
Total Loans (number of loans, not millions)	2,995	2,516	4,986	4,882
Average Loan Amount ($ value, not millions)	$321,178	$362,424	$325,544	$360,179
Gain on Sale Margin	2.52%	2.90%	2.46%	2.23%
Total Market Share	0.2%	0.2%	0.2%	0.2%
Better Plus
Better Real Estate Transaction Volume	$105	$191	$161	$352
Insurance Coverage Written	$1,164	$1,270	$2,232	$2,732
Home Finance
Funded Loan Volume represents the aggregate dollar amount of all loans funded in a given period based on the principal amount of the loan at funding. Our Funded Loan Volume of $962 million in the three months ended June 30, 2024 increased by approximately 5% from $912 million in the three months ended June 30, 2023. Our Funded Loan Volume decreased by approximately 8% period-over-period to $1,623 million in the six months ended June 30, 2024 from $1,758 in the six months ended June 30, 2023. Beginning in the third quarter of 2023, we also include HELOC and closed-end second lien loans in our Funded Loan Volume. For the three months ended June 30, 2024, purchase and refinance loans comprised $872 million and HELOC and closed-end second lien loans comprised $90 million of Funded Loan Volume. For the six months ended June 30, 2024 purchase and refinance loans comprised $1,482 million while HELOC and closed-end second lien loans comprised $142 million of Funded Loan Volume.
Refinance Loan Volume represents the aggregate dollar amount of refinance loans funded in a given period based on the principal amount of the loan at refinancing date. Our Refinance Loan Volume of $77 million in the three months ended June 30, 2024 increased by approximately 26% from $61 million in the three months ended June 30, 2023. Our Refinance Loan Volume increased by approximately 21% year-over-year to $159 million in the six months ended June 30, 2024 from $131 million in the six months ended June 30, 2023.
Purchase Loan Volume represents the aggregate dollar amount of purchase loans funded in a given period based on the principal amount of the loan at purchase date. Our Purchase Loan Volume decreased by approximately 6% year-over-year to $794 million in the three months ended June 30, 2024 from $842 million in the three months ended June 30, 2023. Our Purchase Loan Volume decreased by approximately 18% year-over-year to $1,323 million in the six months ended June 30, 2024 from $1,617 million in the six months ended June 30, 2023.

HELOC Loan Volume represents the aggregate dollar amount of HELOC and closed-end second lien loans funded in a given period based on the principal amount of the loan at funding. The HELOC product was launched during the first half of 2023, and the closed-end second lien product was launched towards the end of 2023, with volume becoming material in the first half of 2024. Our HELOC Loan Volume increased to $90 million in the three months ended June 30, 2024 from $9 million in the three months ended June 30, 2023. Our HELOC Loan Volume increased to $142 million in the six months ended June 30, 2024 from $11 million in the six months ended June 30, 2023.
D2C Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated from direct interactions with customers using all marketing channels other than our B2B partner relationships. Our D2C Loan Volume of $670 million in the three months ended June 30, 2024 increased by approximately 28% from $522 million in the three months ended June 30, 2023. Our D2C Loan Volume of $1,030 million in the six months ended June 30, 2024 increased by approximately 2% year-over-year from $1,009 million in the six months ended June 30, 2023.
B2B Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated through one of our B2B partner relationships. Our B2B Loan Volume of $292 million in the three months ended June 30, 2024 decreased by approximately 25% from $390 million in the three months ended June 30, 2023. Our B2B Loan Volume of $594 million in the six months ended June 30, 2024 decreased by approximately 21% year-over-year from $749 million in the six months ended June 30, 2023.
Total Loans represents the total number of loans funded in a given period, including purchase loans, refinance loans, HELOC loans and closed-end second lien loans. Our Total Loans of 2,995 in the three months ended June 30, 2024 increased by approximately 19% from 2,516 in the three months ended June 30, 2023. Our Total Loans of 4,986 in the six months ended June 30, 2024 increased by approximately 2% year-over-year from 4,882 in the six months ended June 30, 2023.
Purchase and refinance loans comprised 2,134 of the Total Loans in the three months ended June 30, 2024, while HELOC and closed-end second lien loans comprised 861. Purchase and refinance loans comprised 3,691 of the Total Loans in the six months ended June 30, 2024, while HELOC and closed-end second lien loans comprised 1,295.
Average days loans held for sale, excluding Company-funded LHFS and Company-funded HELOC, for the three months ended June 30, 2024 and 2023, were approximately 20 and 23, respectively. Average days loans held for sale, excluding Company-funded LHFS and Company-funded HELOC, for the six months ended June 30, 2024 and 2023, were approximately 22 and 23, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of each such reporting date, we had an immaterial amount of loans either 90 days past due or non-performing, as we generally aim to sell loans shortly after production.
Average Loan Amount represents Funded Loan Volume divided by Total Loans in a period. Our Average Loan Amount decreased by approximately 11% to $321,178 in the three months ended June 30, 2024 from $362,424 in the three months ended June 30, 2023 and decreased approximately 10% year-over-year to $325,544 during the six months ended June 30, 2024 from $360,179 in the six months ended June 30, 2023. In general, HELOC and closed-end second lien loans have lower average loan amounts than purchase or refinance loans, and therefore Average Loan Amount has decreased as a result of HELOC and closed-end second lien growth.
Gain on Sale Margin represents gain on loans, net, as presented on our condensed consolidated statements of operations and comprehensive income (loss), divided by Funded Loan Volume. Gain on Sale Margin decreased by approximately 38 basis points to 2.52% during the three months ended June 30, 2024 from 2.90% for the three months ended June 30, 2023. We saw a decrease in our Gain on Sale Margin for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, as a result of a positive mark-to-market impact on the loans that we have repurchased, as part of our loan repurchase obligations, and held during the second quarter of 2023 that was not present in the second quarter of 2024. Offsetting this was a benefit in the second quarter of 2024 resulting from a positive mark-to-market impact on our IRLCs. Gain on Sale Margin increased by approximately 23 basis points to 2.46% for the six months ended June 30, 2024 from 2.23% for the six months ended June 30, 2023 as a result of increased recovery on our loan repurchase reserve which positively impacted our gain on loans, net, as well as improved pricing on our loans.
Total Market Share represents Funded Loan Volume in a period divided by total value of loans funded in the industry for the same period, as presented by FNMA. Our Total Market Share of 0.2% during the three months ended June 30, 2024 remained substantially the same as 0.2% in the three months ended June 30, 2023. Our Total Market Share of

0.2% for the six months ended June 30, 2024 remained substantially the same year-over-year from 0.2% for the six months ended June 30, 2023. While we are leaning into growth and have seen an increase in our Total Loans and Funded Loan Volume for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, the total value of loans funded in the industry has also increased and the mortgage market remains competitive among lenders, given the interest rate environment, resulting in relatively flat market share on a percentage basis. We continue to focus on originating the most profitable business available to us and seek to avoid growing through highly unprofitable channels.
Better Plus
Better Real Estate Transaction Volume represents the aggregate dollar amount of real estate volume transacted in a given period across both in-house agents and third-party network agents.
Insurance Coverage Written represents the aggregate dollar amount of insurance liability coverage provided to customers on behalf of insurance carrier partners across all insurance products on the Company’s marketplace, specifically title and homeowners insurance offered through Better Settlement Services and Better Cover. This includes the value of the loan for lender’s title insurance and dwelling coverage for homeowners insurance. Insurance Coverage Written amounts for Better Cover have been updated for all periods presented to include both new policies and policy renewals, which in prior periods included only new policies.
Description of Certain Components of Our Financial Data
Components of Revenue
Our sources of revenue include gain on loans, net,, other revenue, and net interest income.
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
Net Interest Income
Net interest income includes interest income from LHFS, including HELOCs, calculated based on the note rate of the respective loan, interest income from short-term investments, and interest income on loans held for investment. Interest expense includes interest expense on warehouse lines of credit, interest expense on customer deposits, as well as interest expense on convertible note, a senior subordinated convertible note in the aggregate principal amount of $528.6 million issued to SB Northstar LP (the “Convertible Note”).
Components of Our Expenses
Our expenses consist of compensation and benefits, general and administrative, technology expenses, marketing and advertising expenses, loan origination expenses, depreciation and amortization, and other expenses.
Compensation and Benefits Expenses
Compensation and benefits expenses includes salaries, wages, and incentive pay as well as stock compensation, employee health benefits, 401(k) plan benefits, and social security and unemployment taxes. Stock-based compensation includes expenses associated with restricted stock unit grants, performance stock unit grants, and stock option grants under our stock plans. We recognize compensation expense for the stock-based payments based on the fair value of the awards on the grant date. The expense is recorded on a straight-line basis over the requisite service period.
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

Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2024	2023	2024	2023
Revenues:
Gain on loans, net	$24,229	$26,425	$39,881	$39,187
Other revenue	2,881	4,711	5,698	9,655
Net interest income
Interest income	9,397	7,574	18,033	13,964
Interest expense	(4,245)	(7,615)	(9,099)	(13,084)
Net interest income/(loss)	5,152	(41)	8,934	880
Total net revenues	32,262	31,095	54,513	49,722
Expenses:
Compensation and benefits	35,254	33,996	73,327	72,108
General and administrative	15,155	12,708	29,202	29,472
Technology	6,582	11,163	12,040	25,609
Marketing and advertising	8,531	3,101	13,085	10,861
Loan origination expense	791	3,396	3,368	8,598
Depreciation and amortization	7,990	10,822	17,064	22,299
Other expenses/(Income)	(879)	(537)	(1,062)	10,527
Total expenses	73,424	74,649	147,024	179,474
Loss before income tax expense	(41,162)	(43,554)	(92,511)	(129,752)
Income tax expense/(benefit)	203	456	346	1,880
Net loss	$(41,365)	$(44,010)	$(92,857)	$(131,632)
Earnings (loss) per share attributable to common stockholders (Basic)	$(0.05)	$(0.15)	$(0.12)	$(0.44)
Earnings (loss) per share attributable to common stockholders (Diluted)	$(0.05)	$(0.15)	$(0.12)	$(0.44)

Three and Six Months Ended June 30, 2024 as Compared to Three and Six Months Ended June 30, 2023
Revenues
The components of our revenues for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024		2023
Revenues:
Gain on loans, net	24,229	26,425	39,881		39,187
Other revenue	2,881	4,711	5,698		9,655
Net interest income
Interest income	9,397	7,574	18,033		13,964
Interest expense	(4,245)	(7,615)	(9,099)		(13,084)
Net interest income	5,152	(41)	8,934	—	880
Total net revenues	$32,262	$31,095	$54,513		$49,722
Gain on loans, net
The components of our gain on loans, net for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Gain on sale of loans, net	$18,374	$20,697	$28,195	$33,221
Integrated partnership fees	2,476	2,917	4,744	5,278
Loan repurchase recovery (reserve)	3,379	2,811	6,942	688
Total gain on loans, net	$24,229	$26,425	$39,881	$39,187

Gain on sale of loans, net decreased $2.3 million or 11% to $18.4 million for the three months ended June 30, 2024 compared to $20.7 million for the three months ended June 30, 2023. The decrease was largely driven by a positive mark-to-market impact on loans that we have repurchased, as part of our loan repurchase obligations, and held during the three months ended June 30, 2023, which were not present during the three months ended June 30, 2024. Offsetting this was a benefit during the three months ended June 30, 2024 resulting from a positive mark-to-market impact on our IRLCs.
Gain on sale of loans, net decreased $5.0 million or 15% to $28.2 million for the six months ended June 30, 2024 compared to $33.2 million for the six months ended June 30, 2023. The decrease was largely driven by a positive mark-to-market impact on loans that we have repurchased, as part of our loan repurchase obligations, and held during the six months ended June 30, 2023, which were not present during the six months ended June 30, 2024. Offsetting this was a benefit due to the increase in HELOC volume and a positive mark-to-market impact on our IRLCs during the six months ended June 30, 2024.
Integrated partnership fees decreased $0.4 million, or 15% to a gain of $2.5 million for the three months ended June 30, 2024, compared to gain of $2.9 million for the three months ended June 30, 2023. The decrease in integrated partnership fees was primarily driven by the reduction in B2B Loan Volume.
Integrated partnership fees decreased $0.5 million, or 10% to a gain of $4.7 million for the six months ended June 30, 2024, compared to gain of $5.3 million for the six months ended June 30, 2023. The decrease in integrated partnership fees was primarily driven by the reduction in B2B Loan Volume.
Loan repurchase reserve decreased $0.6 million or 20%, to a recovery of $3.4 million for the three months ended June 30, 2024, compared to a recovery of $2.8 million for the three months ended June 30, 2023. The loan repurchase reserve has decreased as our estimate for potential loss exposure has declined as we no longer have exposure to the historical periods when we had a significantly higher funded loan volume. The reduction in potential loss exposure results in a reduction in the loan repurchase reserve liability, which is recognized as a recovery within gain on loans, net.

Loan repurchase reserve increased $6.3 million or 909%, to a recovery of $6.9 million for the six months ended June 30, 2024, compared to a recovery of $0.7 million for the six months ended June 30, 2023. The loan repurchase reserve has decreased as our estimate for potential loss exposure has declined as we no longer have exposure to the historical periods when we had a significantly higher funded loan volume. The reduction in potential loss exposure results in a reduction in the loan repurchase reserve liability, which is recognized as a recovery within gain on loans, net.
Other Revenue
The components of other revenue for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
International lending revenue	$1,219	$680	$2,327	$1,668
Insurance Services	537	1,196	1,176	1,825
Real estate services	653	2,997	1,000	5,867
Other revenue	472	(162)	1,195	295
Total other revenue	$2,881	$4,711	$5,698	$9,655

International lending revenue increased $0.5 million, or 79% to $1.2 million for the three months ended June 30, 2024 compared to $0.7 million for the three months ended June 30, 2023. The increase in international lending revenue was primarily driven by increased operations in the U.K. brokerage businesses.
International lending revenue increased $0.7 million, or 40% to $2.3 million for the six months ended June 30, 2024 compared to $1.7 million for the six months ended June 30, 2023. The increase in international lending revenue was primarily driven by increased operations in the U.K. brokerage businesses.
Insurance services revenue decreased $0.7 million, or 55% to $0.5 million for the three months ended June 30, 2024 compared to $1.2 million for the three months ended June 30, 2023. The decrease in insurance services revenue was primarily driven by a decrease in Insurance Coverage Written due to fewer insurance transactions.
Insurance services decreased $0.6 million, or 36% to $1.2 million for the six months ended June 30, 2024 compared to $1.8 million for the six months ended June 30, 2023. The decrease in insurance services revenue was primarily driven by a decrease in Insurance Coverage Written due to fewer insurance transactions.
Real estate services decreased $2.3 million, or 78% to $0.7 million for the three months ended June 30, 2024 compared to $3.0 million for the three months ended June 30, 2023. The decrease in real estate services revenue was primarily driven by a reduction in volume of real estate transactions as well earning lower revenue per transaction for the three months ended June 30, 2024 as we no longer employed any in-house real estate agents and all activity was through our network of third party real estate agents, which results in lower revenue per transaction.
Real estate services decreased $4.9 million, or 83% to $1.0 million for the six months ended June 30, 2024 compared to $5.9 million for the six months ended June 30, 2023. The decrease in real estate services was primarily driven by a reduction in volume of real estate transactions as well earning lower revenue per transaction for the six months ended June 30, 2023 as we no longer employed any in-house real estate agents and all activity was through our network of third party real estate agents, which results in lower revenue per transaction.
Other revenue increased by $0.6 million, or 391% to $0.5 million for the three months ended June 30, 2024 compared to a loss of $0.2 million for the three months ended June 30, 2023. The increase in other revenue was primarily driven by mortgage and non-mortgage loan servicing activities in the U.S. and U.K.
Other revenue increased by $0.9 million, or 305% to $1.2 million for the six months ended June 30, 2024 compared to $0.3 million for the six months ended June 30, 2023. The increase in other revenue was primarily driven by mortgage and non-mortgage loan servicing activities in the U.S. and U.K.

Net Interest Income
The components of our net interest income for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Mortgage interest income	$4,468	$4,803	$7,432	$8,728
Interest Income from Investments	4,929	2,771	10,601	5,236
Warehouse interest expense	(2,577)	(4,007)	(4,766)	(6,786)
Other interest expense	(1,668)	(3,608)	(4,333)	(6,298)
Total net interest income	$5,152	$(41)	$8,934	$880

Mortgage interest income decreased $0.3 million, or 7% to $4.5 million for the three months ended June 30, 2024 compared from $4.8 million of the three months ended June 30, 2023. Although the number of loans funded increased for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, the increase was primarily at the end of the quarter generating less interest income due to timing.
Mortgage interest income decreased $1.3 million, or 15% to $7.4 million for the six months ended June 30, 2024 compared from $8.7 million of the six months ended June 30, 2023. Although the number of loans funded increased for the three months ended June 30, 2024 compared to the six months ended June 30, 2023, the increase was primarily at the end of the quarter generating less interest income due to timing.
Interest income from investments increased $2.2 million, or 78% to $4.9 million for the three months ended June 30, 2024 compared to $2.8 million for the three months ended June 30, 2023. The increase in interest income from investments was primarily driven by increased investments in securities with maturities ranging from 90 days to 1 year, driven by our cash management strategies and increased available liquidity resulting from the capital raised in August 2023 through the closing of the Business Combination.
Interest income from investments increased $5.4 million, or 102% to $10.6 million for the six months ended June 30, 2024 compared to $5.2 million for the six months ended June 30, 2023. The increase in interest income from investment was primarily driven by increased investments in securities with maturities ranging from 90 days to 1 year, driven by our cash management strategies and increased available liquidity resulting from the capital raised in August 2023 through the closing of the Business Combination.
Warehouse interest expense decreased $1.4 million, or 36% to $2.6 million for the three months ended June 30, 2024 compared to $4.0 million for the three months ended June 30, 2023. The decrease in warehouse interest expense was primarily driven by carrying a lower average warehouse balance over the three months ended June 30, 2024 compared to three months ended June 30, 2023. We ramped up significantly our HELOC loan product in the second quarter of 2024, which are funded from the Company’s cash balance and not our warehouse lines of credit.
Warehouse interest expense decreased $2.0 million, or 30% to $4.8 million for the six months ended June 30, 2024 compared to $6.8 million for the six months ended June 30, 2023. The decrease in warehouse interest expense was primarily driven by carrying a lower average warehouse balance over the six months ended June 30, 2024 compared to six months ended June 30, 2023. We ramped up significantly our HELOC loan product in the second quarter of 2024, which are funded from the Company’s cash balance and not our warehouse lines of credit.
Other interest expense decreased $1.9 million, or 54% to $1.7 million for the three months ended June 30, 2024 compared to $3.6 million for the three months ended June 30, 2023. Other interest expense for the three months ended June 30, 2024 is related to interest expense on the Convertible Note, which is at a lower interest rate, while interest expense for the three months ended June 30, 2023 is related to interest expense on our corporate line of credit, which was at a higher interest rate and was subsequently paid off in full in August 2023.
Other interest expense decreased $2.0 million, or 31% to $4.3 million for the six months ended June 30, 2024 compared to $6.3 million for the six months ended June 30, 2023. Other interest expense for the six months ended June 30, 2024 is related to interest expense on the Convertible Note, which is at a lower interest rate, while interest expense for the six months ended June 30, 2023 is related to interest expense on our corporate line of credit, which was at a higher interest rate and was subsequently paid off in full in August 2023.
Expenses
The components of our expenses for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Compensation and benefits	35,254	33,996	73,327	72,108
General and administrative	15,155	12,708	29,202	29,472
Technology	6,582	11,163	12,040	25,609
Marketing and advertising	8,531	3,101	13,085	10,861
Loan origination expense	791	3,396	3,368	8,598
Depreciation and amortization	7,990	10,822	17,064	22,299
Other expenses/(Income)	(879)	(537)	(1,062)	10,527
Total operating expenses	$73,424	$74,649	$147,024	$179,474
Compensation and benefits expenses were $35.3 million for the three months ended June 30, 2024, an increase of $1.3 million or 4% as compared with $34.0 million for the three months ended June 30, 2023. We reduced our headcount between the two periods, which lead to a decrease in compensation and benefits that was offset by an increase in stock based compensation. The increase in stock based compensation during the three months ended June 30, 2024 was due to awards that have met the liquidity event criteria with the Closing of the Business Combination in August 2023 as well as service based conditions during the three months ended June 30, 2024.
Compensation and benefits expenses were $73.3 million for the six months ended June 30, 2024, an increase of $1.2 million or 2% as compared with $72.1 million for the six months ended June 30, 2023. We reduced our headcount between the two periods, which lead to a decrease in compensation and benefits that was offset by an increase in stock based compensation. The increase in stock based compensation during the six months ended June 30, 2024 was due to awards that have met the liquidity event criteria with the Closing of the Business Combination in August 2023 as well as service based conditions during the six months ended June 30, 2023.
General and administrative expenses were $15.2 million for the three months ended June 30, 2024, an increase of $2.4 million or 19% as compared with $12.7 million in the three months ended June 30, 2023. The increase in general and administrative expenses was driven primarily by increases in insurance expenses due to the Closing of the Business Combination as insurance premiums for public companies are significantly higher than those of private companies. The increase in general and administrative expenses was partially offset by reductions in our rent and occupancy expenses as we have decreased our real estate footprint in the prior year.
General and administrative expenses were $29.2 million for the six months ended June 30, 2024, a decrease of $0.3 million or 1% as compared with $29.5 million in the six months ended June 30, 2023. The decrease in general and administrative expenses was driven primarily by decreases in rent and occupancy expenses, as we have taken measures to reduce our real estate footprint, as well as some reductions in professional services. The reductions in professional services are driven by a reduction in legal expenses as we were incurring higher legal expenses leading up to the Closing of the Business Combination for the six months ended June 30, 2023 in comparison to the six months ended June 30, 2024. The decreases in general and administrative expenses were offset by increases in insurance expenses due to the Closing of the Business Combination as insurance premiums for public companies are significantly higher than those of private companies.
Technology expenses were $6.6 million for the three months ended June 30, 2024, a decrease of $4.6 million or 41% as compared with $11.2 million in the three months ended June 30, 2023. The decrease in technology expenses were driven primarily by a reduction in costs associated with software vendors. This was driven by the reduced headcount, due to which we required fewer software licenses, replacement of certain vendors with more cost efficient alternatives, as well as the termination of non-critical vendors.

Technology expenses were $12.0 million for the six months ended June 30, 2024, a decrease of $13.6 million or 53% as compared with $25.6 million in the six months ended June 30, 2023. The decrease in technology expenses were driven primarily by a reduction in costs associated with software vendors. This was driven by the reduced headcount, due to which we required fewer software licenses, replacement of certain vendors with more cost efficient alternatives, as well as the termination of non-critical vendors.
Marketing and advertising expenses were $8.5 million for the three months ended June 30, 2024, an increase of $5.4 million or 175% as compared with $3.1 million in the three months ended June 30, 2023. The increase is due to a focus on growth to drive volume which started at the end of the first quarter in 2024. Marketing and advertising is composed of performance advertising and pilot marketing, which performance advertising scales with volume through existing channels while pilot marketing is market spend to test new channels along with testing brand marketing, which generally costs more upfront.
Marketing and advertising expenses were $13.1 million for the six months ended June 30, 2024, an increase of $2.2 million or 20% as compared with $10.9 million in the six months ended June 30, 2023. The increase is due to a focus on growth to drive volume which started at the end of the first quarter in 2024. Marketing and advertising is composed of performance advertising and pilot marketing, which performance advertising scales with volume through existing channels while pilot marketing is market spend to test new channels along with testing brand marketing, which generally costs more upfront.
Loan origination expenses were $0.8 million for the three months ended June 30, 2024, and decrease of $2.6 million or 77%, as compared with $3.4 million in the three months ended June 30, 2023. The decrease in loan origination expenses driven by a reduction in costs associated with loan origination vendors, as well as a decrease in non-HELOC origination volume, and a reduction in our reserve for potential TRID defects.
Loan origination expenses were $3.4 million for the six months ended June 30, 2024, and decrease of $5.2 million or 61%, as compared with $8.6 million in the six months ended June 30, 2023. The decrease in loan origination expenses was driven by a reduction in costs associated with loan origination vendors.
Other expenses was a gain of $0.9 million for the three months ended June 30, 2024, an increase of $0.3 million or 64%, as compared with a gain of $0.5 million in the three months ended June 30, 2023. The change in other expenses was primarily driven by reductions on liability classified warrants and equity related liabilities as a result of the reduced trading price of our Common Stock, which were recorded as gains during the three months ended June 30, 2023, while during the three months ended June 30, 2024 our liability classified warrants and equity related liabilities remained relatively flat.
Other expenses was a gain of $1.1 million for the six months ended June 30, 2024, a decrease of $11.6 million or 110%, as compared with $10.5 million in the six months ended June 30, 2023. The reduction in other expenses was primarily driven by a reduction in restructuring expenses, as for the six months ended June 30, 2023 we incurred real estate restructuring losses, gain on lease settlement, and impairments of property and equipment related to restructuring initiatives which we did not have during the six months ended June 30, 2024. The reduction in other expenses was also driven by reductions on liability classified warrants and equity related liabilities as a result of the reduced trading price of our Common Stock, which were recorded as gains during the six months ended June 30, 2023, while during the three months ended June 30, 2024 we recorded small gains on our liability classified warrants and equity related liabilities as our stock price stabilized.
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
•Adjusted EBITDA does not reflect (i) interest expense, or the cash requirements necessary to service interest or principal payments on our Convertible Note, which reduces cash available to us; or (ii) tax accruals or tax payments that represent a reduction in cash available to us; and
•The expenses and other items that we exclude in our calculations of Adjusted Net Loss and Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from similarly titled non-GAAP measures when they report their operating results, and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures.
Because of these limitations, Adjusted Net Loss and Adjusted EBITDA should be considered along with other financial performance measures presented in accordance with GAAP, and not as an alternative or substitute for our financial results prepared and presented in accordance with GAAP.

Adjusted Net Loss and Adjusted EBITDA
We calculate Adjusted Net Loss as net income (loss) adjusted for the impact of stock-based compensation expense, change in the fair value of warrants and equity related liabilities, change in fair value of convertible preferred stock warrants, change in fair value of bifurcated derivative, and restructuring, impairment, and other expenses.
We calculate Adjusted EBITDA as net income (loss) adjusted for the impact of stock-based compensation expense, change in the fair value of warrants and equity related liabilities, change in fair value of convertible preferred stock warrants, change in the fair value of bifurcated derivative, and restructuring, impairment, and other expenses, as well as interest and amortization on non-funding debt (which includes interest on the Convertible Note), depreciation and amortization expense, and income tax expense.
The following table presents a reconciliation of net income (loss) to Adjusted Net Loss and Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in thousands)	2024		2023	2024	2023
Adjusted Net Loss
Net income (loss)	$(41,365)		$(44,010)	$(92,857)	$(131,632)
Stock-based compensation expense (1)	7,959		4,054	16,325	8,462
Change in fair value of warrants and equity related liabilities (2)	102		—	(721)	—
Change in fair value of convertible preferred stock warrants (2)	—		287	—	(266)
Change in fair value of bifurcated derivative (3)	—		(2,951)	—	(1,064)
Restructuring, impairment, and other expenses (4)	184		1,687	905	10,829
Adjusted Net Loss	$(33,120)		$(40,933)	$(76,348)	$(113,671)
Adjusted EBITDA
Net income (loss)	$(41,365)		$(44,010)	$(92,857)	$(131,632)
Income tax expense / (benefit)	203		456	346	1,880
Depreciation and amortization expense (5)	7,990		10,822	17,064	22,299
Stock-based compensation expense (1)	7,959		4,054	16,325	8,462
Interest and amortization on non-funding debt (6)	1,668		3,608	4,332	6,298
Restructuring, impairment, and other expenses (4)	184		1,687	905	10,829
Change in fair value of warrants and equity related liabilities (2)	102		—	(721)	—
Change in fair value of convertible preferred stock warrants (2)	—		287	—	(266)
Change in fair value of bifurcated derivative (3)	—		(2,951)	—	(1,064)
Adjusted EBITDA	$(23,259)	$—	$(26,047)	$(54,606)	$(83,194)
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
(2)Change in fair value of warrants and equity related liabilities which comprise the Public Warrants and Private Warrants as well as the Sponsor Locked-Up Shares, represents the change in fair value of liability-classified warrants as presented in our Consolidated Statements of Operations and Comprehensive Loss. Change in fair value of convertible preferred stock warrants represents change in fair value of liability-classified warrants as related to our convertible preferred stock before the completion of the Business Combination. These charges are non-cash charge.
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

Liquidity and Capital Resources
In our normal course of business, excluding HELOCs, we fund substantially all of our Funded Loan Volume on a short-term basis primarily through our warehouse lines of credit. Our borrowings are repaid with the proceeds we receive from the sale of our loans to our loan purchaser network, which includes government-sponsored enterprises (“GSEs”). As of June 30, 2024, we had three warehouse lines of credit in different amounts and with various maturities, with an aggregate available amount of $425.0 million.
Warehouse Lines of Credit
As of June 30, 2024 and December 31, 2023, we had the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	Amount Outstanding June 30, 2024	Amount Outstanding December 31, 2023
Funding Facility 1 (1)	July 31, 2024	100,000	69,228	61,709
Funding Facility 2 (2)	December 6, 2024	150,000	122,988	40,088
Funding Facility 3 (3)	August 2, 2024	175,000	55,138	24,421
Total warehouse lines of credit		$425,000	$247,354	$126,218

__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. Cash collateral deposit of $15 million is maintained and included in restricted cash. Subsequent to June 30, 2024, the Company extended the maturity to August 31, 2024.
(2)Interest charged under the facility is at the 30-day term SOFR plus 2.10% - 2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(3)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of June 30, 2024. Subsequent to June 30, 2024 the Company extended the maturity to August 3, 2025.

Nasdaq Compliance Requirements
On April 9, 2024, we received formal notice that Nasdaq granted our request for an additional 180-day period, or until October 7, 2024, (the “Extension Notice”) to evidence compliance with the $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to the Bid Price Rule. If at any time before October 7, 2024, the bid price of our Class A common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide us with written confirmation of compliance with the Bid Price Rule.
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
If the Class A common stock is no longer listed on Nasdaq, or another national securities exchange, such delisting would constitute a fundamental change under the indenture for the Convertible Note that would require us to redeem the Convertible Note prior to maturity for an amount in cash equal to the principal amount of the Convertible Note plus accrued and unpaid interest to the redemption date. As of June 30, 2024, we had cash and cash equivalents, together with short-term investments of $378.8 million, compared to $528.6 million principal amount outstanding under the Convertible Note. If we are required to redeem the Convertible Note prior to maturity, we may not have sufficient available cash and cash equivalents or be able to obtain additional liquidity, on acceptable terms or at all, to enable us to redeem or refinance the Convertible Note and continue operating the business.
On June 4, 2024, at the 2024 annual meeting of the Company’s stockholders, the Company’s stockholders approved amendments to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to effect one or more reverse stock splits of our Common Stock (as defined below) at a ratio ranging from any whole number between 1-for-2 and 1-for-100 and in the aggregate not more than 1-for-100, inclusive, as determined by the Company’s board of directors (the “Reverse Stock Split Authorization”).

On August 1, 2024, pursuant to the Reverse Stock Split Authorization, the Company’s board of directors approved a reverse stock split (the “Reverse Stock Split”) and set a split ratio of 1-for-50 of our Class A common stock, Class B common stock, par value $0.0001 per share (“Class B common stock”), and Class C common stock (together “Common Stock”), provided that the Company’s board of directors reserved the right to modify or abandon the amendment prior to filing with the Secretary of State of the State of Delaware. As of the effective time of the Reverse Stock Split, one post-split share of our Common Stock will be issued in exchange for every 50 pre-split shares of our Common Stock. The Reverse Stock Split is currently scheduled to become effective at 6:00 p.m. New York time on August 16, 2024.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(263,382)	$(142,023)
Net cash (used in) provided by investing activities	$(62,974)	$(42,712)
Net cash provided by (used in) financing activities	$144,827	$(25,486)
Six Months Ended June 30, 2024 as Compared to Six Months Ended June 30, 2023
Operating Activities
Net cash used by operating activities was $263 million for the six months ended June 30, 2024, an increase of $121 million, or 85%, compared to net cash used by operating activities of $142 million for the six months ended June 30, 2023. The increase in net cash used by operating activities was primarily due to originations of mortgage loans held for sale in excess of proceeds from sale of mortgage loans held for sale as the Company originated more loans towards the end of the period. Also contributing to the increase in cash used by operating activities were net losses over the period.
Investing Activities
Net cash used in investing activities was $63 million for the six months ended June 30, 2024, an increase of $20 million, or 47%, compared to net cash used in investing activities of $43 million for the six months ended June 30, 2023. The increase in cash used in investing activities primarily consists of purchases of short-term investments in excess of maturities of short-term investments as well as originations of loans held for investment during the second quarter, namely through our U.K. operations.
Financing Activities
Net cash provided by financing activities was $144.8 million for the six months ended June 30, 2024, an increase of $170 million, or 668%, compared to net cash used by financing activities of $25 million for the six months ended June 30, 2023. The increase in cash provided by financing activities was primarily driven by an increase in net borrowings on warehouse lines of credit to fund originations of mortgage loans towards the end of the quarter. We fund our LHFS through borrowings on our warehouse lines of credit and for six months ended June 30, 2024, as our originations of LHFS exceeded proceeds from the sale of LHFS, within operating activities, our borrowings also exceeded repayments on warehouse lines of credit as those borrowings were used to fund originations. The increase in cash provided by financing activities was also driven by an increase in customer deposits, namely through our U.K. operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates as of and during the three and six months ended June 30, 2024, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2023, which are included in our 2023 Annual Report on Form 10-K.
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
•Factors relating to our capital structure, governance and the market for our securities, including:
•The existence of multiple classes of our Common Stock, which is comprised of our Class A common stock, our Class B common stock and our Class C common stock, and its impact on the liquidity and value of the Class A common stock;
•The limited experience of our directors and management team in overseeing a public company;
•Our ability to maintain the listing of the Class A common stock and Public Warrants on the Nasdaq Capital Market;
•Our ability to maintain certain lines of credit and obtain future financing on commercially favorable terms to fund loans and otherwise operate our business;
•The liquidity and trading of our Class A common stock and Warrants; and
•Other factors detailed under Part II, Item 1A. “Risk Factors”.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective because of the previously disclosed material weaknesses in our internal control over financial reporting described below.
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
•We have developed an organizational structure and specific roles within accounting designed to ensure specific and relevant expertise is in place to address pervasive concerns associated with deficiencies to the internal control over financial reporting environment and also to provide oversight and expertise for complex accounting transactions where the work of third party expertise is included in the control processes. Three experienced accounting personnel have been onboarded in 2023 and the first two quarters of 2024 who are, and have been, evaluating and redesigning processes and procedures designed to achieve effective internal controls.
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
Changes in Internal Control over Financial Reporting
Other than as described above, during the most recently completed fiscal quarter, there has been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Vishal Garg, our CEO, is or has been involved in litigation related to prior business activities that includes at least one allegation about Better. In one action, the plaintiff alleged, among other things, that our CEO breached his fiduciary duties to another company he co-founded prior to Better, misappropriated intellectual property and trade secrets, converted corporate funds, and failed to file corporate tax returns. Mr. Garg’s motion for partial summary judgment in that action was granted on April 13, 2023, resulting in the dismissal of certain breach of fiduciary duty claims, among others, including claims that he misappropriated intellectual property and trade secrets for use in his other companies. That dismissal is being appealed, and there is no assurance that the decision to dismiss these claims will be upheld. The remaining claims in that action went to trial in May 2024 and, on May 17, 2024, the jury found Mr. Garg liable for breach of fiduciary duty and conversion. It awarded the plaintiff, Education Investment Finance Corporation, $4.5 million in compensatory damages and $1 million in punitive damages. Mr. Garg is seeking to overturn the verdict, as well as appealing it. In another action, plaintiff-investors in a prior business venture alleged that they did not receive required accounting documentation, that our CEO misappropriated funds that should have been distributed to the plaintiff-investors, and that such funds could have been invested in Better. These litigations could divert Mr. Garg’s attention from our business regardless of the outcome of such litigations.
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
On October 12, 2023, the Company received a letter (the “Notice”) from Nasdaq notifying the Company that it was not in compliance with the Bid Price Rule for continued listing. The Bid Price Rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Compliance Period Rule provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. In accordance with the Compliance Period Rule, the Company initially had 180 calendar days, or until April 9, 2024, to regain compliance with the Bid Price Rule. In addition, Nasdaq Listing Rules permit the Company to transfer to The Nasdaq Capital Market and Nasdaq may grant the Company a second 180 calendar day period to regain compliance pursuant to the Compliance Period Rule, provided the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. In response, the Company filed an application to transfer the listing of its Class A common stock from the Nasdaq Global Market to the Nasdaq Capital Market.
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
On April 9, 2024, the Company received formal notice that Nasdaq granted the Company’s request for an additional 180-day period, or until October 7, 2024 (the “Extension Notice”), to evidence compliance with the Bid Price Rule.

On June 4, 2024, at the 2024 annual meeting of the Company’s stockholders, the Company’s stockholders approved amendments to the Company’s Certificate of Incorporation to effect the Reverse Stock Split Authorization.
On August 1, 2024, pursuant to the Reverse Stock Split Authorization, the Company’s board of directors approved the Reverse Stock Split and set a split ratio of 1-for-50 of our Common Stock, provided that the Company’s board of directors reserved the right to modify or abandon the amendment prior to filing with the Secretary of State of the State of Delaware. As of the effective time of the Reverse Stock Split, one post-split share of our Common Stock will be issued in exchange for every 50 pre-split shares of our Common Stock. The Reverse Stock Split is currently scheduled to become effective at 6:00 p.m. New York time on August 16, 2024.
The ultimate effect of the Reverse Stock Split on the market price of our Common Stock cannot be predicted with any certainty, and we cannot assure you that the Reverse Stock Split will result in any or all of the expected benefits, including enabling the Company to regain compliance with the Nasdaq listing standards, for any meaningful period of time, or at all. While the Reverse Stock Split is intended to increase the per share trading price of the Company’s Class A common stock to enable the Company to regain compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, we can provide no assurances that the Reverse Stock Split will increase the market price of our Class A common stock by a multiple of the Reverse Stock Split ratio or result in any permanent or sustained increase in the market price of our Class A common stock. The market price of our Class A common stock depends on multiple factors, many of which are unrelated to the number of shares outstanding, including our business and financial performance, general market conditions and prospects for future success, any of which could have a counteracting effect to the Reverse Stock Split on the per share price.
In addition, the Reverse Stock Split will reduce the total number of outstanding shares of our Common Stock, which may lead to reduced trading for our Common Stock. As a result of a lower number of shares outstanding, the market for our Common Stock may also become more volatile. The Reverse Stock Split will also increase the number of stockholders who own “odd lots” of less than 100 shares of Common Stock. A purchase or sale of less than 100 shares of Common Stock (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of our Common Stock following the Reverse Stock Split may be required to pay higher transaction costs if they sell their shares of our Common Stock.
Finally, the decline in the per share price of our Common Stock and the decline in our overall market capitalization may be greater following the Reverse Stock Split than would have occurred in the absence of a Reverse Stock Split. Any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of the Company’s Common Stock outstanding following the Reverse Stock Split.
If the Company fails to regain compliance with the Bid Price Rule by October 7, 2024, the Staff will provide notice that the Class A common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the minimum bid price requirement by October 7, 2024, or maintain compliance with the other Nasdaq listing requirements.
If Nasdaq delists the Company’s securities from trading on its exchange for failure to meet the listing standards, the Company and its stockholders could face significant negative consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that the shares of Class A common stock are “penny stock” that will require brokers trading in Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Furthermore, if our Class A common stock ceases to be listed on the Nasdaq, such delisting would constitute a fundamental change under the indenture for the Convertible Note that would require the Company to redeem the Convertible Note prior to maturity for an amount in cash equal to the principal amount of such Convertible Note plus accrued and unpaid interest to the redemption date. As of June 30, 2024, the Company had cash and cash equivalents, together with short-term investments, of $378.8 million, compared to $528.6 million principal amount outstanding under the Convertible Note. If the Company is required to redeem the Convertible Note prior to maturity, the Company may not have sufficient available cash and cash equivalents or be able to obtain additional liquidity, on acceptable terms or at all, to enable the Company to redeem or refinance the Convertible Note. Failure to redeem the Convertible Note would be an event of default entitling the noteholder(s) to accelerate the amounts outstanding under the Convertible Note. If the Company is unable to repay or refinance such accelerated debt under the Convertible Note, the Company could become insolvent and seek to file for bankruptcy protection, which would have a material adverse effect on our business, financial condition and results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, no director or executive officer entered into, modified or terminated, any contract, instruction or written plan for the purchase or sale of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K). However, certain of our directors or officers have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits and Financial Statements Schedules.

Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
10.1#	Employment Agreement, dated July 30, 2024, between Better Home & Finance Holding Company and Chad Smith.
10.2#
Better Home & Finance Holding Company 2023 Incentive Equity Plan Restricted Stock Unit Award Agreement, dated May 30, 2024, between Better Home & Finance Holding Company and Chad Smith (Time-Based and Performance-Based).

10.3#	Employment Agreement, dated February 2, 2023, between Better Holdco, Inc. and William Fischer.
10.4#	Better HoldCo, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Agreement, dated June 1, 2022, between Better HoldCo, Inc.and Harit Talwar (Service Based).
10.5#	Better HoldCo, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Agreement, dated June 1, 2022, between Better HoldCo, Inc. and Harit Talwar (Performance Based).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained Exhibit 101)
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

BETTER HOME & FINANCE HOLDING COMPANY

Date: August 13, 2024	By:	/s/ Kevin Ryan
Name: Kevin Ryan
Title: Chief Financial Officer