Form 10-Q
period 2024-09-30
Better Home & Finance Holding Co
filed 2024-11-14
CIK 1835856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-40143
Better Home & Finance Holding Company
(Exact name of registrant as specified in its charter)

Delaware	93-3029990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Better Home & Finance Holding Company
53 Beach Street, 3rd Floor
New York, NY 10013
(Address of Principal Executive Offices, including zip code)
(415) 522-8837
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BETR	The Nasdaq Stock Market LLC
Warrants exercisable for one share of Class A common stock at an exercise price of $575	BETRW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No  ☒
As of November 4, 2024, there were 8,546,917 shares of Class A common stock, 5,165,938 shares of Class B common stock and 1,437,545 shares of Class C common stock of the registrant issued and outstanding.

i

Part I - Financial Information
Item 1. Financial Statements
BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in thousands, except share and per share amounts)	2024	2023
Assets
Cash and cash equivalents	$207,673	$503,591
Restricted cash	29,406	24,475
Short-term investments	54,414	25,597
Mortgage loans held for sale, at fair value	339,485	170,150
Loans held for investment (net of allowance for credit losses of $1,138 and none as of September 30, 2024 and December 31, 2023, respectively)	81,401	4,793
Other receivables, net	17,337	16,888
Property and equipment, net	12,846	16,454
Right-of-use assets	3,471	19,988
Internal use software and other intangible assets, net	24,684	38,126
Goodwill	33,403	32,390
Derivative assets, at fair value	4,425	1,716
Prepaid expenses and other assets	36,618	51,386
Total Assets	$845,163	$905,554
Liabilities and Stockholders’ (Deficit)/Equity
Liabilities
Warehouse lines of credit	$134,481	$126,218
Convertible Note	518,012	514,644
Customer deposits	97,782	11,839
Accounts payable and accrued expenses (includes $81 and none payable to related parties as of September 30, 2024 and December 31, 2023, respectively)	68,557	66,558
Escrow payable and other customer accounts	4,736	3,376
Derivative liabilities, at fair value	6	949
Warrant and equity related liabilities, at fair value	1,404	2,331
Lease liabilities	4,824	31,202
Other liabilities (includes none and $390 payable to related parties as of September 30, 2024 and December 31, 2023, respectively)	14,973	25,837
Total Liabilities	844,775	782,954
Commitments and contingencies (see Note 12)
Stockholders’ (Deficit)/Equity
Common stock $0.0001 par value; 66,000,000 shares authorized as of September 30, 2024 and December 31, 2023, and 15,136,302 and 15,035,467 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively[1]	2	2
Notes receivable from stockholders	(9,149)	(10,111)
Additional paid-in capital [1]	1,858,070	1,838,499
Accumulated deficit	(1,851,143)	(1,704,076)
Accumulated other comprehensive loss	2,608	(1,714)
Total Stockholders’ (Deficit)/Equity	388	122,600
Total Liabilities and Stockholders’ (Deficit)/Equity	$845,163	$905,554
1.Periods have been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenues:
Gain on loans, net	$21,503	$11,553	$61,384	$50,739
Other revenue	3,070	4,009	8,768	13,664
Net interest income
Interest income	9,867	4,043	27,900	18,006
Interest expense	(5,446)	(14,698)	(14,545)	(27,781)
Net interest income/(loss)	4,421	(10,655)	13,355	(9,775)
Total net revenues	28,994	4,907	83,507	54,628
Expenses:
Compensation and benefits	37,752	84,329	111,079	156,437
General and administrative	12,611	14,234	41,813	43,700
Technology	7,249	6,349	19,289	31,959
Marketing and advertising	12,101	5,064	25,186	15,925
Loan origination expense	3,774	627	7,142	9,226
Depreciation and amortization	8,259	10,491	25,323	32,791
Other expenses/(Income)	1,332	237,043	270	247,572
Total expenses	83,078	358,137	230,102	537,610
Loss before income tax (benefit)/expense	(54,084)	(353,230)	(146,595)	(482,982)
Income tax (benefit)/expense	126	659	472	2,539
Net loss	(54,210)	(353,889)	(147,067)	(485,521)

Other comprehensive loss:
Foreign currency translation adjustment, net of tax	4,056	(759)	4,322	(987)
Comprehensive loss	$(50,154)	$(354,648)	$(142,745)	$(486,508)

Per share data:
Loss per share attributable to common stockholders:
Basic	$(3.58)	$(35.63)	$(9.74)	$(66.54)
Diluted	$(3.58)	$(35.63)	$(9.74)	$(66.54)
Weighted average common shares outstanding — basic	15,121,994	9,931,555	15,102,741	7,296,349
Weighted average common shares outstanding — diluted	15,121,994	9,931,555	15,102,741	7,296,349
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended September 30, 2024

	Common Stock
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding [1]	Par Value [1]	Notes Receivables from Stockholders	Additional Paid-In Capital [1]	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' (Deficit) Equity
Balance as of June 30, 2024	15,110,974	2	(9,130)	1,852,417	(1,796,933)	(1,448)	44,908
Issuance of common stock for options exercised	1,483	—	—	74	—	—	74
Stock-based compensation	—	—	—	5,924	—	—	5,924
Tax withholding upon vesting of restricted stock units	—	—	—	(364)	—	—	(364)
Shares issued for vested restricted stock units	23,845	—	—	—	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	(19)	19	—	—	—
Net loss	—	—	—	—	(54,210)	—	(54,210)
Other comprehensive income— foreign currency translation adjustment, net of tax	—	—	—	—	—	4,056	4,056
Balance - September 30, 2024	15,136,302	$2	$(9,149)	$1,858,070	$(1,851,143)	$2,608	$388
1.Periods have been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended September 30, 2023

	Convertible preferred stock		Common Stock
(Amounts in thousands, except share and per share amounts)	Shares [1]	Amount	Issued and Outstanding [1]	Par Value [1]	Notes Receivables from Stockholders	Additional Paid-In Capital [1]	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' (Deficit) Equity
Balance - June 30, 2023	2,174,429	$436,280	1,967,644	$—	$(56,757)	$631,503	$(1,299,320)	$(1,732)	$(726,306)
Recapitalization of shares due to Business Combination	4,471,866	—	4,046,598	1	—	(1)	—	—	—
Adjusted Balance as of June 30, 2023	6,646,295	436,280	6,014,242	1	(56,757)	631,502	(1,299,320)	(1,732)	(726,306)
Conversion of convertible preferred stock to common stock	(6,646,295)	(436,280)	6,646,295	1	—	436,279	—	—	436,280
Conversion of pre-closing bridge notes to common stock	—	—	2,100,000	—	—	750,000	—	—	750,000
Issuance of common stock upon Business Combination close	—	—	200,090	—	—	37,967	—	—	37,967
Exercise of warrants	—	—	291,523	—	—	4,290	—	—	4,290
Transaction costs related to the Business Combination	—	—	—	—	—	(18,178)	—	—	(18,178)
Recognition of derivative liability related to earnout	—	—	—	—	—	(1,112)	—	—	(1,112)
Assumption private & public placement warrants	—	—	—	—	—	(1,276)	—	—	(1,276)
Issuance of common stock for options exercised	—	—	34,686	—	—	2,253	—	—	2,253
Repurchase or cancellation of common stock	—	—	(56,110)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,257	40,869	—	—	42,126
Shares issued for vested restricted stock units	—	—	247,048	—	—	(4,790)	—	—	(4,790)
Vesting of common stock issued via notes receivable from stockholders	—	—	—	—	(1,297)		—	—	(1,297)
Forfeiture of shares	—	—	(308,813)	—	30,161	(30,161)	—	—	—
Forgiveness of officer loans	—	—	—	—	988	—	—	—	988
Shares transferred in settlement of loans	—	—	(149,626)	—	15,200	(15,200)	—	—	—
Net loss	—	—	—	—	—	—	(353,889)	—	(353,889)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—		1	—	(698)	(697)
Balance - September 30, 2023	—	$—	15,019,335	$2	$(10,448)	$1,832,444	$(1,653,209)	$(2,430)	$166,359
1.Periods have been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2024

	Common Stock
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding [1]	Par Value [1]	Notes Receivables from Stockholders	Additional Paid-In Capital [1]	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
Balance - December 31, 2023	15,035,467	2	(10,111)	1,838,499	(1,704,076)	(1,714)	122,600
Adjustment of transaction costs related to Business Combination	—	—	—	(2,372)	—	—	(2,372)
Issuance of common stock for options exercised	4,254	—	—	1,529	—	—	1,529
Cancellation of common stock	(30,673)	—	—	—	—	—	—
Stock-based compensation	—	—	—	23,120	—	—	23,120
Tax withholding upon vesting of restricted stock units	—	—	—	(1,736)	—	—	(1,736)
Shares issued for vested restricted stock units	127,254	—	—	—	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	(884)	876	—	—	(8)
Settlement of notes receivable from stockholders	—	—	1,846	(1,846)	—	—	—
Net loss	—	—	—	—	(147,067)	—	(147,067)
Other comprehensive income— foreign currency translation adjustment, net of tax	—	—	—	—	—	4,322	4,322
Balance - September 30, 2024	15,136,302	$2	$(9,149)	$1,858,070	$(1,851,143)	$2,608	$388
1.Periods have been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2023

	Convertible preferred stock		Common Stock
(Amounts in thousands, except share and per share amounts)	Shares	Amount	Issued and Outstanding [1]	Par Value [1]	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' (Deficit) Equity
Balance - December 31, 2022	2,174,429	$436,280	1,961,567	$—	$(53,225)	$618,153	$(1,167,688)	$(1,423)	$(604,183)
Recapitalization of shares due to Business Combination	4,471,866	—	4,034,101	1	—	(1)	—	—	—
Adjusted Balance as of December 31, 2022	6,646,295	436,280	5,995,668	1	(53,225)	618,152	(1,167,688)	(1,423)	(604,183)
Conversion of convertible preferred stock to common stock	(6,646,295)	(436,280)	6,646,295	1	—	436,279	—	—	436,280
Conversion of pre-closing bridge notes to common stock	—	—	2,100,000	—	—	750,000	—	—	750,000
Issuance of common stock upon Business Combination close	—	—	200,090	—	—	37,967	—	—	37,967
Exercise of warrants	—	—	291,523	—	—	4,290	—	—	4,290
Transaction costs related to the Business Combination	—	—	—	—	—	(18,178)	—	—	(18,178)
Recognition of derivative liability related to earnout	—	—	—	—	—	(1,112)	—	—	(1,112)
Assumption private & public placement warrants	—	—	—	—	—	(1,276)	—	—	(1,276)
Issuance of common stock for options exercised	—	—	34,686	—	—	4,459	—	—	4,459
Repurchase or cancellation of common stock	—	—	(56,110)	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	—	926	52,022		—	52,948
Tax withholding upon vesting of restricted stock units	—	—	—	—	—	(4,790)	—	—	(4,790)
Shares issued for vested restricted stock units	—	—	265,622	—	—	—	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	—	—	(4,498)	—	—	—	(4,498)
Forfeiture of shares	—	—	(308,813)	—	30,161	(30,161)	—	—	—
Forgiveness of officer loans	—	—	—	—	988	—	—	—	988
Shares transferred in settlement of loans	—	—	(149,626)	—	15,200	(15,200)		—	—
Net loss	—	—	—	—	—	—	(485,521)	—	(485,521)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—			—	(1,007)	(1,007)
Balance - September 30, 2023	—	$—	15,019,335	$2	$(10,448)	$1,832,444	$(1,653,209)	$(2,430)	$166,359
1.Periods have been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended September 30,
(Amounts in thousands)	2024	2023
Cash Flows from Operating Activities:
Net loss	$(147,067)	$(485,521)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation of property and equipment	4,187	4,694
Impairments	—	4,914
Amortization of internal use software and other intangible assets	21,136	28,098
Gain on sale of loans, net	(44,032)	(42,809)
Non-cash interest and amortization of debt issuance costs and discounts	4,472	6,043
Other non-cash adjustments	—	2,147
Change in fair value of warrants	(927)	(861)
Change in fair value of convertible preferred stock warrants	—	(266)
Change in fair value of bifurcated derivative	—	236,603
Stock-based compensation	21,812	47,879
(Recovery of)/Provision for loan repurchase reserve	(10,168)	178
Provision for credit losses	1,138	—
Change in fair value of derivatives	(3,651)	(819)
Change in fair value of mortgage loans held for sale	(4,666)	6,070
Change in operating lease of right-of-use assets	(4,321)	3,484
Change in operating assets and liabilities:
Originations of mortgage loans held for sale	(2,676,979)	(2,607,781)
Proceeds from sale of mortgage loans held for sale	2,554,975	2,728,150
Operating lease liabilities	(5,540)	(8,706)
Other receivables, net	(450)	5,567
Prepaid expenses and other assets	14,769	14,156
Accounts payable and accrued expenses	(2,111)	2,059
Escrow payable and other customer accounts	1,360	(4,848)
Other liabilities	2,118	(17,847)
Net cash used in operating activities	(273,945)	(79,416)
Cash Flows from Investing Activities:
Purchase of property and equipment	(2,917)	(332)
Proceeds from sale of property and equipment	—	643
Capitalization of internal use software	(4,132)	(8,563)
Acquisitions of businesses, net of cash acquired	—	(12,713)
Maturities of short-term investments	139,901	12,324
Purchase of short-term investments	(167,426)	(33,425)
Origination of loans held for investment	(79,715)	—
Principal payments received on loans held for investment	2,464	—
Net cash used in investing activities	(111,825)	(42,066)
Cash Flows from Financing Activities:
Issuance of convertible notes (issued to a related party. See Note 10)	—	528,585
Principal payments on convertible notes	(1,103)	—
Exercise of convertible preferred stock warrants	—	1,460
Proceeds from Business Combination	—	21,616
Proceeds from issuance of common stock	—	16,351
Net borrowings/(repayments) on warehouse lines of credit	8,263	(70,513)
Repayments on finance lease liabilities	—	(1,062)
Net increase (decrease) in customer deposits	85,943	(2,466)
Repayments on corporate line of credit	—	(146,449)
Payment of debt issuance costs	—	(3,561)
Payment of equity financing costs	—	(13,375)
Proceeds from exercise of stock options	5	343
Net cash provided by/(used in) financing activities	93,108	330,929
Effects of currency translation on cash, cash equivalents, and restricted cash	1,675	(941)
Net (Decrease)/Increase in Cash, Cash Equivalents, and Restricted Cash	(290,987)	208,506
Cash, cash equivalents, and restricted cash—Beginning of period	528,066	346,065
Cash, cash equivalents, and restricted cash—End of period	$237,079	$554,571

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

	Nine Months Ended September 30,
(Amounts in thousands)	2024	2023
Cash and cash equivalents, end of period	$207,673	$526,765
Restricted cash, end of period	29,406	27,806
Total cash, cash equivalents and restricted cash, end of period	$237,079	$554,571
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,594	$12,008
Income taxes paid/(refunded)	$548	$(5,886)
Non-Cash Investing and Financing Activities:
Capitalization of stock-based compensation related to internal use software	$1,309	$5,100
Vesting of stock options early exercised in prior periods	$1,524	$195
Vesting of common stock issued via notes receivable from stockholders	$884	$3,395
Settlement of Notes Receivable from Stockholders	$1,846	$—
Reduction of lease liability via modification	$20,839	$—
Acquisition earnout	$—	$3,430
Forgiveness of notes receivable from stockholders	$—	$46,350
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
Reverse Stock-Split— On Friday, August 16, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, effecting a 1-for-50 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) for the primary purpose of increasing the per share trading price of the Company’s Class A common stock to enable the Company to regain compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market (the “Nasdaq”). The Company’s Class A common stock began trading on a split-adjusted basis on the Nasdaq upon the market open on Monday, August 19, 2024.
Effective August 16, 2024, as a result of the Reverse Stock Split, every 50 shares of the Company’s issued and outstanding common stock were converted into one issued and outstanding share of Class A common stock, Class B common stock and Class C common stock, as applicable, without any change to the par value per share, the voting rights of the common stock, any stockholder’s percentage interest in the Company’s equity or any other aspect of the common stock. The accompanying financial statements have been retroactively recast to reflect this reverse split stock resulting in a reclass to historic financials between common stock and additional paid-in-capital.
On September 3, 2024, the Company received a letter from Nasdaq notifying the Company that the Staff has determined that for the last 10 consecutive business days, from August 19, 2024, to August 30, 2024, the closing bid price of the Company’s common stock has been at $1.00 per share or greater, and accordingly, the Company has regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.
2. Summary of Significant Accounting Policies
Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, and stockholders’ equity (deficit) and cash flows. The results of operations and other information for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes of Better thereto for the year ended December 31, 2023.
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
Assets and liabilities measured at fair value on a recurring basis include LHFS, derivative assets and liabilities, including IRLCs and forward sale commitments, and warrant and equity related liabilities. When developing fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. However, for certain instruments, the Company must utilize unobservable inputs in determining fair value due to the lack of observable inputs in the market, which requires greater judgment in measuring fair value. In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are based primarily upon the Company’s own estimates, and the measurements reflect information and assumptions that management believes a market participant would use in pricing the asset or liability.
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
Convertible Note—As part of the Closing of the Business Combination, the Company issued the Convertible Note to a related party. Upon initial issuance, the Convertible Note is evaluated for redemption and conversion features that could result in embedded derivatives that require bifurcation from the notes. Upon initial issuance, any embedded derivatives are measured at fair value. Convertible Note proceeds are allocated between the carrying value of the note and the fair value of embedded derivatives on the initial issuance date. Any portion of proceeds allocated to embedded derivatives are treated as reductions in, or discounts to, the carrying value of the Convertible Note on the issuance date. Embedded derivatives are adjusted to fair value at each reporting period, with the change in fair value included within the consolidated statements of operations and comprehensive income (loss). See Note 10 for further details on the Convertible Note.
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
iii.Provision for loan repurchase reserve recovery/(provision)—In connection with the sale of loans on the secondary market, the Company makes customary representations and warranties to the relevant loan purchasers about various characteristics of each loan, such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local laws. In the event of a breach of its representations and warranties, the Company may be required to repurchase the loan with the identified defects. The provision for loan repurchase reserve, represents the charge for these potential losses.
2)Other revenue consists of revenue from the Company’s additional offerings such as real estate services, insurance services, and international lending revenue, which is recognized based on ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). ASC 606 outlines a single comprehensive model in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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
3)Net interest income includes interest income from LHFS, calculated based on the note rate of the respective loan, interest income from short-term investments, and interest income on loans held for investment. Interest expense includes interest expense on warehouse lines of credit, interest expense on customer deposits, as well as interest expense on the Convertible Note.
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
Reclassification of Prior Period Presentation in the Balance Sheet and Statement of Operations and Comprehensive Loss—Reclassifications of the previously reported statement of operations and comprehensive loss have been made to conform to the current period’s presentation, which provides increased transparency to the nature of the costs. To conform to the current presentation, the following changes were made to the prior period condensed consolidated financial statements:
Assets
•Loans held for investment—Loans held for investment has been reclassified from prepaid expenses and other assets to loans held for investment on the condensed consolidated balance sheets.
Equity
•Common Stock—Common Stock has been recast to reflect the 1-for-50 reverse stock split, see Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
•Additional paid-in-capital—Additional paid-in-capital has been recast to reflect the 1-for-50 reverse stock split,. see Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
Revenue
•Gain on loans, net (Previously mortgage platform revenue, net)—Loan repurchase reserve recovery (provision) has been reclassified from mortgage platform expenses to gain on loans, net. The Company’s mortgage related activities that do not include originating and selling loans, namely in the U.K., have been reclassified from other platform revenue to other revenue.
•Net interest income:
•Interest income—Interest income from short-term investments has been reclassified from other income.
•Interest expense (Previously warehouse interest expense)—Interest expense and amortization on non-funding debt has been reclassified to interest expense from interest expense and amortization on non-funding debt.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Rent and occupancy—Rent and occupancy was previously allocated to mortgage platform expenses, other platform expenses, general and administrative expenses, marketing and advertising expenses, and technology and product development expenses based on allocated headcount, is now included within general and administrative expenses.
•Depreciation and amortization—Depreciation and amortization was previously allocated to mortgage platform expenses, other platform expenses, general and administrative expenses, marketing and advertising expenses, and technology and product development expenses based on allocated headcount is now presented as its own financial statement line item.
The impacts of the reclassifications on the condensed consolidated statements of operations and comprehensive loss are as follows:

(Amounts in thousands)		Nine Months Ended September 30, 2023
	Caption name change	As previously reported	Reclassifications	As reclassified
Revenues:
Mortgage platform revenue, net	Gain on loans, net	$53,277	$(2,538)	$50,739
Cash offer program revenue		304	(304)	—
Other platform revenue	Other revenue	9,964	3,700	13,664
Net interest income
Interest income		12,527	5,479	18,006
Warehouse interest expense	Interest expense	(9,544)	(18,237)	(27,781)
Net interest income		2,983	(12,758)	(9,775)
Total net revenues		66,528	(11,900)	54,628

Expenses:
Compensation and benefits		—	156,437	156,437
Mortgage platform expenses	Loan origination expense	71,109	(61,883)	9,226
Cash offer program expenses		398	(398)	—
Other platform expenses	Other expenses/(Income)	12,103	235,469	247,572
General and administrative expenses		121,228	(77,528)	43,700
Marketing and advertising expenses		17,144	(1,219)	15,925
Technology and product development expenses		67,689	(35,730)	31,959
Restructuring and impairment expenses		11,508	(11,508)	—
Depreciation and amortization		—	32,791	32,791
Total expenses		301,179	236,431	537,610

Interest and other income (expense), net
Other income (expense)		5,382	(5,382)	—
Interest and amortization on non-funding debt		(18,237)	18,237	—
Change in fair value of warrant liabilities		861	(861)	—
Change in fair value of convertible preferred stock warrants		266	(266)	—
Change in fair value of bifurcated derivative		(236,603)	236,603	—
Total interest and other expense, net		(248,331)	248,331	—

Loss before income tax (benefit) expense		(482,982)	—	(482,982)
Income tax (benefit) expense		2,539	—	2,539
Net loss		$(485,521)	$—	$(485,521)

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reclassification of the Statement of Cash Flows—To conform to the current presentation, borrowings on warehouse lines of credit and repayments of warehouse lines of credit on the statement of cash flows have been combined into net borrowings (repayments) on warehouse lines of credit within cash (used in)/provided by financing activities, as original maturities are short-term (90 days or less), as well as the breakout for gain on sale of loans, net from proceeds from sale of mortgage loans held for sale within cash used in operating activities.
Recently Issued Accounting Standards Not Yet Adopted
In July 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock (“ASU 2023-03”). This ASU amends or supersedes various Securities and Exchange Commission ("SEC") paragraphs within the applicable codification to conform to past SEC staff announcements. This ASU does not provide any new guidance. ASU 2023-03 will become effective for the Company once the addition to the FASB Codification is made available. As of September 30, 2024, the Company does not expect ASU 2023-06 will have a material impact on the consolidated financial statements.
In August 2023, the FASB issued ASU 2023-04, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121 (“ASU 2023-04”). This ASU amends and adds various SEC paragraphs to the FASB Codification to reflect guidance regarding the accounting for obligations to safeguard crypto assets an entity holds for platform users. This ASU does not provide any new guidance. ASU 2023-04 will become effective for the Company once the addition to the FASB Codification is made available. As of September 30, 2024, the Company does not expect ASU 2023-04 will have any impact on the consolidated financial statements.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB ASC. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes. As of September 30, 2024, the Company does not expect ASU 2023-06 will have a material impact on the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for our annual fiscal year 2024, and interim periods starting in fiscal year 2025. Early adoption is permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company does not expect ASU 2023-07 will have a material impact on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company does not expect ASU 2023-09 will have a material impact on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Comprehensive Income - Expense Disaggregation Disclosures (subtopic 220-410), which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. This ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.

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
3. Revenue
Revenue— The Company disaggregates revenue based on the following revenue streams:
Gain on loans, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Gain on sale of loans, net	$15,836	$9,589	$44,032	$42,809
Integrated partnership fees	2,441	2,830	7,184	8,108
Loan repurchase reserve recovery/(provision)	3,226	(866)	10,168	(178)
Total gain on loans, net	$21,503	$11,553	$61,384	$50,739
Other revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
International lending revenue	$1,190	$1,072	$3,517	$2,740
Insurance Services	438	997	1,614	2,822
Real estate services	753	651	1,753	6,517
Other revenue	689	1,289	1,884	1,585
Total other revenue	$3,070	$4,009	$8,768	$13,664
Net interest income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Mortgage interest income	$5,400	$3,577	$12,832	$12,305
Interest Income from Investments	4,467	466	15,068	5,701
Warehouse interest expense	(3,815)	(2,758)	(8,582)	(9,544)
Other interest expense	(1,631)	(11,940)	(5,963)	(18,237)
Total net interest income/(loss)	$4,421	$(10,655)	$13,355	$(9,775)

4. Restructuring and Impairments
In December 2021, the Company initiated an operational restructuring program that included plans for costs reductions in response to a difficult interest rate environment as well as a slowing housing market. The restructuring program, which continued during the nine months ended September 30, 2024, consists of reductions in headcount and any associated costs

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
that primarily include reduction in real estate footprint expenses and one-time employee termination benefits. The Company expects the restructuring initiatives to continue at least through the end of 2024.
Due to reduced headcount, the Company has also reduced its real estate footprint. The Company has impaired right-of-use assets related to office space that is no longer in use or has been completely abandoned. Leases where the Company is unable to terminate or amend the lease with the landlord remain on the balance sheet under lease liabilities.
In September 2024, the Company entered into a lease amendment with a landlord to reassign the lease to a third party and release the Company of all rights and obligations under the original lease. The amendment was accounted for as a lease modification (the “Lease Modification”) which reduced the term of the lease from June 30, 2030 to November 1, 2024. Upon entering into the Lease Modification, the Company made the remaining lease payments of $7.3 million and incurred initial direct costs of $1.1 million. As part of the Lease Modification, the Company reduced the right-of-use asset by $12.4 million and removed the lease liability of $20.8 million. Total lease costs will be expensed over the amended lease term and are included within general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. All corresponding leasehold improvements will be depreciated over the amended lease term.
For both the three months ended September 30, 2024 and 2023, the Company impaired property and equipment of none. For the nine months ended September 30, 2024 and 2023, the Company impaired property and equipment of none and $4.8 million, respectively, which was related to termination of lease agreement and sale of laptops resulting from a reduction in the workforce. For the three and nine months ended September 30, 2024 and 2023, the Company’s restructuring and impairment expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Employee one-time termination benefits(1)	$43	$765	$948	$2,319
Impairments of Right-of-Use assets (2)	—	—	—	118
Real estate restructuring loss (2)	—	(37)	—	5,252
Gain on lease settlement (2)	—	(49)	—	(1,025)
Impairment of property and equipment (2)	—	—	—	4,844
Total Restructuring and Impairments	$43	$679	$948	$11,508
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

The cumulative amount of one-time termination benefits, impairment of loan commitment assets, impairment of right-of-use assets and real estate restructuring loss, and impairment of property and equipment as of September 30, 2024 is $123.2 million, $105.6 million, $8.5 million, and $12.0 million, respectively.
5. Loans Held for Sale and Warehouse Lines of Credit
The Company has the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	September 30, 2024	December 31, 2023
Funding Facility 1 (1)	September 30, 2024	$100,000	$—	$61,709
Funding Facility 2 (2)	December 6, 2024	150,000	72,379	40,088
Funding Facility 3 (3)	August 1, 2025	175,000	62,102	24,421
Total warehouse lines of credit		$425,000	$134,481	$126,218
__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. Cash collateral deposit of $15 million is maintained and included in restricted cash. Subsequent to September 30, 2024, the Company extended the maturity to September 30, 2025.
(2)Interest charged under the facility is at the 30-day term SOFR plus 2.10% - 2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(3)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of September 30, 2024.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unpaid principal amounts of the Company’s LHFS are also pledged as collateral under the relevant warehouse funding facilities. The Company’s LHFS are summarized below by those pledged as collateral and those fully funded by the Company:

(Amounts in thousands)	September 30, 2024	December 31, 2023
Funding Facility 1	$60,583	$63,483
Funding Facility 2	78,667	42,316
Funding Facility 3	66,941	26,894
Total LHFS pledged as collateral	206,191	132,693
Company-funded LHFS	10,250	12,386
Company-funded HELOC	118,377	25,098
Total LHFS	334,818	170,177
Fair value adjustment	4,667	(27)
Total LHFS at fair value	$339,485	$170,150
Average days loans held for sale, excluding Company-funded LHFS and Company-funded HELOC, for the three and nine months ended September 30, 2024 and 2023 were approximately 24 days, 21 days, 28 days, and 21 days, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of September 30, 2024 and December 31, 2023, the Company had an immaterial amount of loans either 90 days past due or non-performing.
For the nine months ended September 30, 2024 and 2023, the weighted average interest rate for the warehouse lines of credit was 6.90% and 6.92%, respectively. The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth, liquid assets, current ratios, liquidity ratios, and leverage ratios. In addition, these warehouse lines also require the Company to maintain compensating cash balances, which aggregated to $18.8 million as of September 30, 2024 and December 31, 2023 and are included in restricted cash on the accompanying condensed consolidated balance sheets. The Company was in compliance with all financial covenants under the warehouse lines as of September 30, 2024.

6. Loans Held for Investment
Loans Held for Investment—The majority of the Company’s Loans Held for Investment portfolio consists of property - buy to let loans, which is the purchase of property for the purpose of renting to a tenant, which makes up 97.5% of the total loan portfolio as of September 30, 2024. The Company’s Loans Held for Investment portfolio is summarized as follows:

(Amounts in thousands)	September 30, 2024	December 31, 2023
Property - Buy to Let	$80,499	$1,063
Other	2,040	3,730
Allowance for credit losses	$(1,138)	$—
Total Loans Held for Investment, net	$81,401	$4,793
Accrued interest receivable on loans receivable totaled $0.2 million and an immaterial amount, respectively, as of September 30, 2024 and December 31, 2023 and is included in other receivables, net on the condensed consolidated balance sheets. The Company elected the practical expedient to exclude the applicable accrued interest receivable on loans receivable from the disclosed amortized cost basis.
The Company concluded that it has a substantive non-accrual policy which allows for the timely reversal of accrued interest should an asset be placed on non-accrual; accordingly, there was no allowance for credit losses for accrued interest

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
receivable on loans receivable as of September 30, 2024. When writing off uncollectible accrued interest receivables on its loans held for investment portfolio, the Company considers 90 days to be a timely manner.
Uncollectible amounts of accrued interest receivable are charged off by reversing interest income. The Company had no charge offs of uncollectible accrued interest on its outstanding loans held for investment during the three and nine month periods ended September 30, 2024 and 2023.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. As of both September 30, 2024 and December 31, 2023, there were no loans held for investment past due.
The Company considers loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, or where foreclosure is probable, to be collateral dependent. As of September 30, 2024 and December 31, 2023, there were no loans secured by any asset type for which formal foreclosure proceedings are in process.
Loans are placed on non-accrual status and the accrual of interest is discontinued if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Generally, payments received on non-accrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of September 30, 2024 and December 31, 2023, there were no loans that were placed on non-accrual status.
During the three and nine months ended September 30, 2024 and 2023, there were no modifications for loans to borrowers experiencing financial difficulty.
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
We utilize maturity bands to assess the probability of credit losses within the portfolio. The three main bands are as follows: 0-20 months, 21-40 months, and over 40 months. The following table presents amortized cost for outstanding loans, by class and year of origination/renewal, as of September 30, 2024 and December 31, 2023.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The tables below presents loans by credit quality indicator and vintage year:

September 30, 2024
(Amounts in thousands)	2024	2023	2022	2021	2020	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	—	—	—	—	—	—
Over 40 Months	79,710	789	—	—	—	—	80,499
Total	$79,710	$789	$—	$—	$—	$—	$80,499

Other
0-20 Months	$—	$51	$302	$401	$138	$18	$910
21-40 Months	—	—	849	266	—	—	1,115
Over 40 Months	—	15	—	—	—	—	15
Total	$—	$66	$1,151	$667	$138	$18	$2,040

Total	$79,710	$855	$1,151	$667	$138	$18	$82,539

December 31, 2023
(Amounts in thousands)	2023	2022	2021	2020	2019	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	—	—	—	—	—	—
Over 40 Months	1,063	—	—	—	—	—	1,063
Total	$1,063	$—	$—	$—	$—	$—	$1,063

Other
0-20 Months	$116	$472	$417	$175	$203	$2	$1,385
21-40 Months	10	1,093	856	129	—	—	2,088
Over 40 Months	17	240	—	—	—	—	257
Total	$143	$1,805	$1,273	$304	$203	$2	$3,730

Total	$1,206	$1,805	$1,273	$304	$203	$2	$4,793

7. Goodwill and Internal Use Software and Other Intangible Assets, Net
Changes in the carrying amount of goodwill, net consisted of the following:

	Nine Months Ended September 30,
(Amounts in thousands)	2024	2023
Balance at beginning of period	$32,390	$17,388
Goodwill acquired	—	14,041
Effect of foreign currency exchange rate changes	1,013	(75)
Balance at end of period	$33,403	$31,354
No impairment of goodwill was recognized for the three and nine months ended September 30, 2024 and 2023.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Internal use software and other intangible assets, net consisted of the following:

	As of September 30, 2024
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$144,504	$(124,678)	$19,826
Intellectual property and other	5.7	1,062	(401)	661
Total Intangible assets with finite lives, net		145,565	(125,079)	20,486
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		2,378	—	2,378
Total Internal use software and other intangible assets, net		$149,763	$(125,079)	$24,684

	As of December 31, 2023
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$136,879	$(103,587)	$33,292
Intellectual property and other	5.7	1,008	(254)	754
Total Intangible assets with finite lives, net		137,887	(103,841)	34,046
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		2,260	—	2,260
Total Internal use software and other intangible assets, net		$141,967	$(103,841)	$38,126
The Company capitalized $2.5 million and $5.2 million in internal use software and website development costs during the three months ended September 30, 2024 and 2023, respectively. Included in capitalized internal use software and website development costs are $0.4 million and $2.7 million of stock-based compensation costs for the three months ended September 30, 2024 and 2023, respectively. Amortization expense totaled $6.0 million and $9.3 million during the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, no impairment was recognized relating to intangible assets.
The Company capitalized $5.4 million and $13.6 million in internal use software and website development costs during the nine months ended September 30, 2024 and 2023, respectively. Included in capitalized internal use software and website development costs are $1.3 million and $5.1 million of stock-based compensation costs for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense totaled $21.1 million and $28.1 million during the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, no impairment was recognized relating to intangible assets.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following:

	As of September 30,	As of December 31,
(Amounts in thousands)	2024	2023
Prepaid expenses	$18,488	$27,859
Tax receivables	7,109	8,348
Security Deposits	11,021	15,179
Total prepaid expenses and other assets	$36,618	$51,386
9. Customer Deposits
Customer Deposits—In relation to the Company’s banking activities tied to the Company’s acquisition of Birmingham Bank in the U.K., the Company offers individual savings accounts and other depository products with differing maturities and interest rates to its customers. The balance of customer deposits as of September 30, 2024 and December 31, 2023 was $97.8 million and $11.8 million, respectively, on the condensed consolidated balance sheets.
The following table presents average balances and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended September 30,
	2024		2023
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$9,059	2.58%	$2,190	2.92%
Term	54,789	3.86%	2,962	2.13%
Savings	3,973	2.07%	4,991	2.18%
Total Deposits	$67,821	2.84%	$10,143	2.41%

	Nine Months Ended September 30,
	2024		2023
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$4,724	2.76%	$2,842	2.62%
Term	28,012	3.86%	2,402	1.66%
Savings	4,298	2.16%	5,511	1.97%
Total Deposits	$37,034	2.93%	$10,755	2.08%
The following table presents maturities of customer deposits:

(Amounts in thousands)	As of September 30, 2024
Demand deposits	41,072
Maturing In:
2024	181
2025	12,605
2026	16,734
2027	15,122
2028	—
Thereafter	12,068
Total	$97,782

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Interest Expense on deposits is recorded in interest expense in the condensed consolidated statements of operations and comprehensive loss for the periods indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Notice	$52	$22	$97	$43
Term	587	4	856	10
Savings	31	26	89	54
Total Interest Expense	$670	$52	$1,042	107
Deposits are for U.K. banking clients and are protected up to £85.0 thousand ($113.8 thousand, USD equivalent as of September 30, 2024) per eligible person by the Financial Services Compensation Scheme in the U.K. Of the total customer deposits as of September 30, 2024, $22.1 million were over the applicable insured amount.
10. Corporate Line of Credit, Preclosing Bridge Notes, and Convertible Note
Corporate Line of Credit—The Company made the final principal payment on its corporate line of credit in August 2023 and as such incurred no interest expense under the corporate line of credit during the three and nine months ended September 30, 2024.
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
For the nine months ended September 30, 2023, the Company recorded a total of $17.5 million related to interest expense as follows: $11.5 million in interest expense related to the line of credit and $6.0 million in interest expense related to the amortization of deferred debt issuance costs and discount and other debt servicing fees, which is included in interest expense within the condensed consolidated statements operations and comprehensive loss.
Pre-Closing Bridge Notes—In connection with the Closing of the Business Combination, the Pre-Closing Bridge Notes held by SB Northstar in an aggregate principal amount of $650.0 million automatically converted into Class C common stock at a conversion price of $10.00 per share and the Pre-Closing Bridge Notes held by the Sponsor in an aggregate principal amount of $100.0 million were exchanged for 40.0 million shares of Class A common stock.
For the three and nine months ended September 30, 2023, the Company recorded a loss of $237.7 million and a loss of $236.6 million, respectively, of changes in fair value of embedded derivatives included in other expenses/(income), within the consolidated statements of operations and comprehensive loss.
Convertible Note—In connection with the Closing of the Business Combination, the Company issued to SB Northstar LP, a related party, a Cayman Islands exempted limited partnership, and an affiliate of SoftBank Group Corp., a senior subordinated convertible note in the aggregate principal amount of $528.6 million (the “Convertible Note”), $550.0 million less approximately $21.4 million released to the Company at the Closing from Aurora’s trust account, pursuant to an Indenture, dated as of August 22, 2023 (the “Indenture”). The Convertible Note bears 1% interest per annum and matures on August 22, 2028, unless earlier converted or redeemed. Per the Indenture, the Company may elect to pay all or any portion of interest in kind by issuing to the holder of such note an additional note or in cash. The counter parties to the Convertible Note and Merger Agreement are related parties.
The Convertible Note is convertible, at the option of SB Northstar, into shares of the Company’s Class A common stock, with an initial conversion rate per $1,000 principal amount of Convertible Note equal to (a) $1,000 divided by (b) a dollar amount equal to 115% of the First Anniversary VWAP (as defined in the Indenture), subject to adjustments as described therein. The Indenture provides that the First Anniversary VWAP may be no less than $400.00 and no greater than $600.00, adjusted by the 1-for-50 reverse stock split, subject to adjustments as described therein. The Convertible Note may be redeemed at the option of the Company at a redemption price of 115% of par plus accrued interest in cash, at any time on or before the 30th trading day prior to the maturity date of the Convertible Note if the last reported sale price of the Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during the 30 trading day period ending on, and including, the trading day immediately preceding the date of notice of optional

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
redemption. The Convertible Note is redeemable prior to maturity in the event of a fundamental change under the Indenture, such as the removal of the Company’s Class A common stock from the Nasdaq. In this event, the Company would be required to redeem the Convertible Note for an amount in cash equal to the principal balance plus accrued and unpaid interest on the redemption date.
As of September 30, 2024 and December 31, 2023, the carrying amount of the Convertible Note was $518.0 million and $514.6 million on the condensed consolidated balance sheets, respectively. For the three and nine months ended September 30, 2024, the Company recorded a total of $1.6 million and $5.9 million, respectively, of interest expense related to the Convertible Note. Interest expense from the Convertible Note is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. In February 2024, the Company made a cash payment in the amount of $2.5 million, which consisted of $1.1 million towards the principal and $1.4 million of interest from January 1, 2024 through February 15, 2024. For the period February 16, 2024 to September 30, 2024, the Company has elected to pay interest in kind on the Convertible Note, which is calculated at 1% per annum and accrued at the fair value of the additional note issued. For the both the three and nine months ended September 30, 2023, the Company recorded a total of $0.5 million of interest expense related to the Post-Closing Convertible Notes.
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
1/0 Capital—The Company is a party to an employee and expense allocation agreement with 1/0 Capital, LLC (“1/0 Capital”), an entity affiliated with 1/0 Real Estate, LLC (“1/0 Real Estate”) (an entity wholly owned by 1/0 Holdco LLC, in which Vishal Garg, the Chief Executive Officer of the Company, and certain of the Company’s executive officers each hold a more than five percent ownership interest). Under the employee and expense allocation agreement, 1/0 Capital provides the Company access to certain employees in exchange for reasonable consideration in the form of fees based on their time, as well as IT support services. Any intellectual property created under the agreement by 1/0 Capital employees working on behalf of the Company belongs to the Company. The term of the agreement will continue in perpetuity. The services provided by 1/0 Capital are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with this agreement, the Company incurred gross expense of none in the three months ended September 30, 2024 and reduced the accrued expense by $27 thousand in the three months ended September 30, 2023, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. The Company incurred gross expense of none and $6 thousand in the nine months ended September 30, 2024 and 2023, respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. As part of this agreement, the Company may provide access to certain of its employees for use by 1/0 Capital which reduced the amounts owed to 1/0 Capital by none for both the three and nine months ended September 30, 2024 and 2023, respectively. The Company is invoiced on a net basis and recorded none and $153 thousand payable as of September 30, 2024 and December 31, 2023, respectively, included within other liabilities on the condensed consolidated balance sheets.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The services provided by TheNumber are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with these agreements, the Company paid expenses of $232 thousand and $67 thousand for the three months ended September 30, 2024 and 2023 respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. The Company paid expenses of $711 thousand and $438 thousand for the nine months ended September 30, 2024 and 2023 respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss and had a payable of $68 thousand and $230 thousand as of September 30, 2024 and December 31, 2023, respectively, included within other liabilities on the condensed consolidated balance sheets.
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
In January 2022, Better Trust I, a subsidiary of the Company, entered into a master loan purchase agreement (the “Notable MLPA”) with Notable to purchase from Notable up to $20.0 million of unsecured home improvement loans underwritten and originated by Notable for the Company’s customers. Under the Notable MLPA, Notable originated home improvement loans, all of which Notable makes available for purchase by the Company. No additional cost outside the sale of the loan was contemplated by the Notable MLPA. The services provided by Notable are not integral to the Company’s technology platform and expenses incurred are not material to the Company. As of September 30, 2024 and December 31, 2023, the Company had $4.8 million and $6.3 million of unsecured home improvement loans from Notable, which are included within mortgage loans held for sale, at fair value on the condensed consolidated balance sheets.
For both the three months ended September 30, 2024 and 2023 the Company incurred $16 thousand of expenses for amortization of internal use software under the agreement, which are included within depreciation and amortization on the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2024, the Company incurred $48 thousand of expenses for amortization of internal use software under the agreement, which are included within depreciation and amortization on the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2023, the Company incurred $38 thousand of expenses under the agreement, which are included within marketing expenses and depreciation and amortization on the condensed consolidated statements of operations and comprehensive loss.
Truework—The Company is a party to a data analytics services agreement with Zethos, Inc., (“Truework”), an entity in which Vishal Garg, the Chief Executive Officer of the Company, is an investor. Under the data analytics services agreement, Truework provides digital Verification of Employment (“VOE”) and Verification of Income (“VOI”) services to the Company during the mortgage loan origination process to confirm the employment and income of borrowers seeking a mortgage. This is data required for underwriting mortgages to the specifications of Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FMCC"), and private loan purchasers. These data services are standard product offerings of Truework, which they offer to a number of mortgage lenders. Truework is one of multiple vendors the Company uses for VOE and VOI services, the largest other one being The Work Number by Equifax. The Company uses the two vendors interchangeably based on estimated lowest cost and turnaround time. The Company originally entered into the data services agreement in March 2021, and amended the agreement in October 2021 to run until September 30, 2023. In connection with usage of the services, the Company incurred expenses of $51 thousand and none for the three months ended September 30, 2024 and 2023 respectively, which are included within loan origination expenses on the consolidated statements of operations and comprehensive loss. The Company incurred expenses of $90 thousand and none for the nine months ended September 30, 2024 and 2023 respectively, which are included within loan origination expenses on the consolidated statements of operations and comprehensive loss. The Company recorded a payable of $13 thousand and $7 thousand as of September 30, 2024 and December 31, 2023, respectively, and is included within other liabilities on the condensed consolidated balance sheets.

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
The Company is currently a party to pending legal claims and proceedings regarding an employee related labor dispute brought forth during the third quarter of 2020. The dispute alleges that the Company has failed to pay certain employees for overtime and is in violation of the Fair Labor Standards Act and labor laws in the State of California and the State of Florida. The case is still in its early stages and has not yet reached the class certification stage and as such the ultimate outcome cannot be predicted with certainty due to inherent uncertainties in the legal claims. As part of the dispute, the Company included an estimated liability of $8.3 million and $8.4 million as of September 30, 2024 and December 31, 2023, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. During the three months ended September 30, 2024, the changes in the liability included settlements of $0.2 million as well as a reduction of accrued expense of $0.2 million related to certain other employment matters, which is included within general and administrative expense on the consolidated statement of operations and comprehensive loss. During the nine months ended September 30, 2024, changes included settlement payments of $0.7 million as well as a reduction of accrued expense of $0.1 million related to certain other employment matters, which is included within general and administrative expense on the consolidated statement of operations and comprehensive loss. There were no changes in the estimated liability for both the three and nine months ended September 30, 2023.
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
Regulatory Matters—In the third quarter of 2021, following third-party audits of samples of loans produced during the fiscal years 2018, 2019, and 2022, the Company became aware of certain TILA-RESPA Integrated Disclosure (“TRID”) defects in the loan production process that resulted in the final closing costs disclosed in the closing disclosure, in some instances, being greater than those disclosed in the loan estimate. Some of these defects were outside applicable tolerances under the TRID rule, which resulted in potential overcharges to consumers. As of September 30, 2024 and December 31, 2023, the Company included an estimated liability of $6.6 million and $8.6 million, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, the Company recorded additional accruals for these potential TRID defects of $0.1 million and $0.3 million, respectively, which are included within loan origination expense in the condensed consolidated statement of operations and comprehensive loss. During the three and nine months ended September 30, 2024, the Company had relief of the liability due to payments to customers in the amount of $0.1 million and $2.2 million, respectively.
For the three and nine months ended September 30, 2023, the Company recorded an additional accrual for these potential TRID defects of $3.0 million and $2.7 million, respectively, and are included within loan origination expense in the condensed consolidated statement of operations and comprehensive loss. This accrual is the Company’s best estimate of potential exposure on the larger population of loans based on the results obtained by the audited sample. The accrued amounts are for estimated refunds potentially due to consumers for TRID tolerance errors for loans produced from 2018 through 2024. The Company is continuing to remediate TRID tolerance defects as necessary.
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
On Friday, August 16, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, effecting a 1-for-50 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) for the primary purpose of increasing the per share trading price of the Company’s Class A common stock to enable the Company to regain compliance with the minimum bid price requirement for continued listing on The Nasdaq. The Company’s Class A common stock began trading on a split-adjusted basis on the Nasdaq upon the market open on Monday, August 19, 2024.
On September 3, 2024, the Company received a letter from Nasdaq notifying the Company that the Staff has determined that for the last 10 consecutive business days, from August 19, 2024, to August 30, 2024, the closing bid price of the Company’s common stock has been at $1.00 per share or greater, and accordingly, the Company has regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.
Loan Commitments—The Company enters into IRLCs to fund mortgage loans, at specified interest rates and within a specified period of time, with potential borrowers who have applied for a loan and meet certain credit and underwriting criteria. As of September 30, 2024 and December 31, 2023, the Company had outstanding commitments to fund mortgage loans in notional amounts of approximately $223.3 million and $227.4 million, respectively. The IRLCs derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of September 30, 2024 and December 31, 2023, respectively, on the condensed consolidated balance sheets. See Note 15.
Forward Sale Commitments—In the ordinary course of business, the Company enters into contracts to sell existing LHFS or loans committed but yet to be funded into the secondary market at specified future dates. As of September 30, 2024 and December 31, 2023, the Company had outstanding forward sales commitment contracts of notional amounts of approximately $295.0 million and $265.0 million, respectively. The forward sales commitments derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of September 30, 2024 and December 31, 2023, respectively, on the condensed consolidated balance sheets. See Note 15.
Concentrations—See below for areas considered to be concentrations of credit risk for the Company:
Significant loan purchasers are those that represent more than 10% of the Company’s loan volume. During the three months ended September 30, 2024, the Company had three loan purchasers that accounted for 36%, 27% and 19% of loans sold by the Company. During the three months ended September 30, 2023, the Company had three loan purchasers that accounted for 56%, 22%, and 11% of loans sold by the Company. During the nine months ended September 30, 2024, the Company had three loan purchasers that accounted for 44%, 20% and 20% of loans sold by the Company. During the nine months ended September 30, 2023, the Company had one loan purchaser that accounted for 68% of loans sold by the Company.
Concentrations of credit risk associated with the LHFS carried at fair value are limited due to the large number of borrowers and their dispersion across many geographic areas throughout the United States. As of September 30, 2024, the Company had no significant originations representing 10% or greater of its LHFS secured by properties in any specific geographical area. As of December 31, 2023, the Company originated 12% and 11% of its LHFS secured by properties in Florida and Texas, respectively.
The Company maintains cash and cash equivalent balances at various financial institutions. Cash accounts at each bank are insured by the Federal Deposit Insurance Corporation for amounts up to $0.25 million. As of September 30, 2024 and December 31, 2023, the majority of the Company’s cash and cash equivalent balances are in excess of the insured limits at various financial institutions.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Escrow Payable and Other Customer Accounts—In accordance with its lender obligations, the Company maintains a separate escrow bank account to hold borrower funds pending future disbursement. The Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. The Company also administers customer deposits in relation to other non-mortgage products and services that the Company offers. These funds are shown as restricted cash and there is a corresponding escrow payable on the consolidated balance sheet, as they are being held on behalf of the borrower or customer. The balance in these accounts as of September 30, 2024 and December 31, 2023 was $4.7 million and $3.4 million, respectively.
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
For all counterparties with open positions as of September 30, 2024, in the event that the Company does not deliver into the forward-delivery commitments, they can be settled on a net basis. Net settlements entail paying or receiving cash based upon the change in market value of the existing instrument.
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
Loan Repurchase Reserve—The Company sells loans to loan purchasers without recourse. As such, the loan purchasers have assumed the risk of loss or default by the borrower. However, the Company is usually required by these loan purchasers to make certain standard representations and warranties relating to the loan for up to three years post sale. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify these loan purchasers for losses. In addition, if loans pay-off within a specified time frame the Company may be required to refund a portion of the sales proceeds to the loan purchasers. The Company repurchased $3.2 million (8 loans) and $3.6 million (11 loans) in unpaid principal balance of loans during the three months ended September 30, 2024 and 2023, respectively, related to its loan repurchase obligations. The Company repurchased $6.2 million (19 loans) and $20.8 million (52 loans) in unpaid principal balance of loans during the nine months ended September 30, 2024 and 2023, respectively, related to its loan repurchase obligations. The Company’s loan repurchase reserve is included within other liabilities on the consolidated balance sheets. The (recovery

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of)/provision for the loan repurchase reserve is included within gain on loans, net on the consolidated statements of operations and comprehensive loss. The following presents the activity of the Company’s loan repurchase reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Loan repurchase reserve at beginning of period	$11,721	$21,832	$19,472	$26,745
(Recovery)/provision	(3,226)	866	(10,168)	178
Charge-offs	(558)	(945)	(1,367)	(5,170)
Loan repurchase reserve at end of period	$7,937	$21,753	$7,937	$21,753
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
14. Net Loss Per Share
The computation of net loss per share and weighted average shares of the Company's Common Stock outstanding during the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except for share and per share amounts)	2024	2023	2024	2023
Basic net loss per share:
Net loss	$(54,210)	$(353,889)	$(147,067)	$(485,521)
Income allocated to participating securities	—	—	—	—
Net loss attributable to common stockholders - Basic	$(54,210)	$(353,889)	$(147,067)	$(485,521)
Diluted net loss per share:
Net loss attributable to common stockholders - Basic	$(54,210)	$(353,889)	$(147,067)	$(485,521)
Net loss income attributable to common stockholders - Diluted	$(54,210)	$(353,889)	$(147,067)	$(485,521)
Shares used in computation:
Weighted average common shares outstanding	15,121,994	9,931,555	15,102,741	7,296,349
Weighted-average effect of dilutive securities:			—	—
Assumed exercise of stock options	—	—	—	—
Assumed exercise of warrants	—	—	—	—
Assumed conversion of convertible preferred stock	—	—	—	—
Diluted weighted-average common shares outstanding	15,121,994	9,931,555	15,102,741	7,296,349
Earnings (loss) per share attributable to common stockholders:
Basic	$(3.58)	$(35.63)	$(9.74)	$(66.54)
Diluted	$(3.58)	$(35.63)	$(9.74)	$(66.54)
Basic and diluted loss per share are the same for each class of our Common Stock because they are entitled to the same dividend rights. Basic and diluted loss per share are presented together as the amounts for basic and diluted loss per share are the same (i.e., the Company’s other equity-linked instruments outstanding are anti-dilutive for the periods presented). There were no preferred dividends declared or accumulated during the three and nine months ended September 30, 2024 and 2023. Historically, the Company applied the two-class method that requires earnings available to

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
common stockholders for the period to be allocated between our Common Stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed.
Prior to conversion as part of the Closing of the Business Combination, the Company’s outstanding convertible preferred stock was a participating security as the holders of such shares participated in earnings but did not contractually participate in the Company’s losses and therefore no losses were allocated to the convertible preferred stock in prior periods. The Company's potentially dilutive securities, which include stock options, RSUs, convertible preferred stock prior to the Business Combination, warrants to purchase shares of convertible common stock, warrants to purchase shares of preferred stock prior to the Business Combination, pre-closing Bridge Notes prior to the Business Combination, and Sponsor locked-up shares, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. The Company excluded the following securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated as including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
(Amounts in thousands)	2024	2023
Convertible preferred stock (2)	—	—
Pre-Closing Bridge Notes (2)	—	—
RSUs and Options to purchase common stock (1)	1,156	968
Warrants to purchase convertible preferred stock (1)	—	—
Public Warrants (1)	122	—
Private Warrants (1)	75	—
Sponsor locked-up shares (1)	14	—
Total	1,367	968
__________________
(1)Securities have an antidilutive effect under the treasury stock method.
(2)Securities have an antidilutive effect under the if-converted method.
15. Fair Value Measurements
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	September 30, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$339,485	$—	$339,485
Derivative assets, at fair value (1)	—	193	4,232	4,425
Total Assets	$—	$339,678	$4,232	$343,910
Derivative liabilities, at fair value (1)	$—	$4	$2	$6
Warrants and equity related liabilities, at fair value (2)	$697	$707	$—	$1,404
Total Liabilities	$697	$711	$2	$1,410

	December 31, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$170,150	$—	$170,150
Derivative assets, at fair value (1)	—	—	1,716	1,716
Total Assets	$—	$170,150	$1,716	$171,866
Derivative liabilities, at fair value (1)	$—	$872	$77	$949
Warrants and equity related liabilities, at fair value (2)	972	1,359	—	2,331
Total Liabilities	$972	$2,231	$77	$3,280
__________________
(1)As of September 30, 2024 and December 31, 2023, derivative assets and liabilities represent both IRLCs and forward sale commitments.

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
Derivative Assets and Liabilities—The Company uses derivatives to manage various financial risks. The fair values of derivative instruments are determined based on quoted prices for similar assets and liabilities, dealer quotes, and internal pricing models that are primarily sensitive to market observable data. The Company utilizes IRLCs and forward sale commitments. The fair value of IRLCs, which are related to mortgage loan commitments, is based on quoted market prices, adjusted by the pull-through factor, and includes the value attributable to the net servicing fee. The Company evaluated the significance and unobservable nature of the pull-through factor and determined that the classification of IRLCs should be Level 3 as of September 30, 2024 and December 31, 2023. Significant changes in the pull-through factor of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The value of IRLCs also rises and falls with changes in interest rates; for example, entering into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, will decrease the value of IRLC. The Company had issuances of approximately $10.0 million and $0.1 million of IRLCs during the three months ended September 30, 2024 and 2023, respectively. The Company had issuances of approximately $15.9 million and $0.6 million of IRLCs during the nine months ended September 30, 2024 and 2023, respectively.
The number of days from the date of the IRLC to expiration of the rate lock commitment outstanding as of September 30, 2024 was approximately 51 days on average. The Company attempts to match the maturity date of the IRLCs with the forward commitments. Derivatives are presented in the condensed consolidated balance sheets under derivative assets, at fair value and derivative liabilities, at fair value. During the three months ended September 30, 2024, the Company recognized $1.0 million of gains and $9.1 million of losses related to changes in fair value of IRLCs and forward sale commitments, respectively. During the nine months ended September 30, 2024, the Company recognized gains of $2.6 million and losses of $2.7 million related to changes in fair value of IRLCs and forward sale commitments, respectively. During the three months ended September 30, 2023, the Company recognized $0.9 million of losses and $5.0 million of gains related to changes in the fair value of IRLCs and forward sale commitments, respectively. During the nine months ended September 30, 2023, the Company recognized $0.1 million and $8.4 million of gains related to changes in the fair value of IRLCs and forward sale commitments, respectively. Gains and losses related to changes in the fair value of IRLCs and forward sale commitments are included in gain on loans, net within the condensed consolidated statements of operations and comprehensive loss. Unrealized activity related to changes in the fair value of forward sale commitments were $1.0 million of losses and $1.5 million of gains, included in the $9.1 million of losses and $5.0 million of gains, during the three months ended September 30, 2024 and 2023, respectively. Unrealized activity related to changes in the fair value of forward sale commitments were $3.5 million of gains and $0.8 million of gains, included in the $2.7 million of losses and $8.4 million of gains, during the nine months ended September 30, 2024 and 2023, respectively. The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows:

(Amounts in thousands)	Notional Value	Derivative Asset	Derivative Liability
Balance as of September 30, 2024
IRLCs	$223,343	$4,232	$2
Forward commitments	$295,000	193	4
Total		$4,425	$6
Balance as of December 31, 2023
IRLCs	$227,380	$1,716	$77
Forward commitments	$265,000	—	872
Total		$1,716	$949

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
As of September 30, 2024 and December 31, 2023, Level 3 instruments include IRLCs. The following table presents the rollforward of Level 3 IRLCs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Balance at beginning of period	$3,206	$(514)	$1,640	$(1,513)
Change in fair value of IRLCs	1,024	(953)	2,590	46
Balance at end of period	$4,230	$(1,467)	$4,230	$(1,467)
Counterparty agreements for forward sale commitments contain master netting agreements, which contain a legal right to offset amounts due to and from the same counterparty and can be settled on a net basis. The table below presents gross amounts of recognized assets and liabilities subject to master netting agreements.

(Amounts in thousands)	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Net Amounts Presented in the Condensed Consolidated Balance Sheet
Offsetting of Forward Commitments - Assets
Balance as of:
September 30, 2024:	$635	$(442)	$193
December 31, 2023	$—	$—	$—
Offsetting of Forward Commitments - Liabilities
Balance as of:
September 30, 2024:	$29	$(33)	$(4)
December 31, 2023	$168	$(1,041)	$(872)
Significant Unobservable Inputs—The following table presents quantitative information about the significant unobservable inputs used in the recurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	September 30, 2024
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.33% - 100%	70.1%

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.77% - 100%	89.8%
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

		September 30, 2024		December 31, 2023
(Amounts in thousands)	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	Level 1	$54,414	$54,422	$25,597	$25,563
Loans held for investment	Level 3	$81,401	$82,931	$4,793	$5,103
Convertible Note	Level 3	$518,012	$323,990	$514,644	$309,135
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
16. Income Taxes
On a consolidated basis, the Company recorded total income tax expense of $0.1 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded total income tax expense of $0.5 million and $2.5 million for the nine months ended September 30, 2024 and 2023, respectively. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including the ability to accurately project the Company’s pre-tax income or loss for the year and the mix of earnings among various tax jurisdictions. The year-to-date effective tax rate, after discrete items, of (0.23)% for the three months ended September 30, 2024, changed from (0.19)% for the three months ended September 30, 2023, as the Company was subject to withholding taxes on an intercompany dividend in 2023. The year-to-date effective tax rate, after discrete items, of (0.3)% for the nine months ended September 30, 2024, changed from (0.5)% for the nine months ended September 30, 2023, as the Company was subject to withholding taxes on an intercompany dividend in 2023.
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred income tax assets. The Company is in a three-year cumulative loss position in all material jurisdictions as of September 30, 2024. Further, due to losses being estimated in the future, management continues to believe it is more likely than not that the benefit of the deferred income tax assets will not be realized. In recognition of this risk, the Company continues to provide a full valuation allowance on deferred income tax assets.

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
The change in fair value of warrants for both the three months ended September 30, 2024 and 2023 was none. The change in fair value of warrants for the nine months ended September 30, 2024 and 2023 was none and a gain of $0.3 million, respectively, and was recorded in other expenses within the condensed consolidated statements of operations and comprehensive loss.
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
Private and Public Warrants—As of September 30, 2024 and December 31, 2023, the Company had a total of $1.2 million and $1.9 million, of Private Warrants held by a related party, and Public Warrants, respectively, which are included as warrant and equity related liabilities within the condensed consolidated balance sheets. The change in fair value of Warrants for the three and nine months ended September 30, 2024 was a gain of $0.2 million and gain of $0.7 million, respectively, and is included in other expenses within the condensed consolidated statements of operations and comprehensive loss. The change in fair value of Warrants for both the three and nine months ended September 30, 2023 was a gain of $0.2 million and is included in other expenses within the condensed consolidated statements of operations and comprehensive loss.
Sponsor Locked-up Shares—As of September 30, 2024 and December 31, 2023, the Company had a total of $0.2 million and $0.4 million, respectively, in respect of Sponsor Locked-up Share liabilities which were issued to a related party, and are included within warrant and equity liabilities in the condensed consolidated balance sheets. The change in fair value of Sponsor Locked-up Shares for the three and nine months ended September 30, 2024 was none and a gain of $0.2 million, respectively, and was included in other expenses within the condensed consolidated statements of operations and comprehensive loss. The change in fair value of Sponsor Locked-up Shares for both the three and nine months ended September 30, 2023 was a gain of $0.6 million and is included in other expenses within the condensed consolidated statements of operations and comprehensive loss.
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
As of September 30, 2024 and December 31, 2023, the Company had a total of $16.0 million and $18.3 million, respectively, of outstanding promissory notes.
Of the notes outstanding as of September 30, 2024 and December 31, 2023, $9.1 million and $10.1 million, respectively, were issued for the exercise of stock options vested and are recorded as a component of stockholders’ equity within the condensed consolidated balance sheets. The balance as of September 30, 2024 does not include any promissory notes due from directors and officers of the Company.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the notes outstanding as of September 30, 2024 and December 31, 2023, $6.9 million and $8.2 million, respectively, were issued for the early exercise of stock options not yet vested. Notes issued for the early exercise of stock options not yet vested are not reflected within stockholders’ equity on the condensed consolidated balance sheets as they relate to unvested share awards and therefore are considered non-substantive exercises. As the unvested share awards vest and are exercised in conjunction with the notes, they are recognized in the statement of equity within vesting of our Common Stock issued via notes receivable from stockholders. The notes range in maturity from May 2025 to January 2026 and include interest rates ranging from 0.5% to 2.5% per annum.
19. Stock-Based Compensation
Stock-Based Compensation Expense—Stock-based compensation expense is included within compensation and benefits in the condensed consolidated statements of operations and comprehensive loss. The Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Total stock-based compensation expense	5,487	39,417	21,812	47,879

Stock-based compensation expense excludes $0.4 million and $2.7 million of stock-based compensation expense for the three months ended September 30, 2024 and 2023, which was capitalized (see Note 7). Stock-based compensation expense excludes $1.3 million and $5.1 million of stock-based compensation expense for the nine months ended September 30, 2024 and 2023, which was capitalized (see Note 7).

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
The Company is required to meet certain minimum net worth, minimum capital ratio and minimum liquidity requirements, including those established by HUD, FMCC and FNMA. As of September 30, 2024, the Company was in compliance with all necessary requirements.
Additionally, the Company is subject to other financial requirements established by government-sponsored enterprises (“GSEs”), which include a limit for a decline in net worth and quarterly profitability requirements. On March 12, 2023 and subsequently on May 19, 2023, the Company failed to meet the additional financial requirements due to the Company’s decline in profitability and decline in net worth. The decline in net worth and decline in profitability permit GSEs to declare a breach of the Company’s contract. The Company instituted additional financial requirements and remains in compliance with these requirements as of September 30, 2024.
21. Subsequent Events
The Company evaluated subsequent events from the date of the condensed consolidated balance sheets of September 30, 2024 through the date of the release of financial statements, and has determined that, there have been no subsequent events that require recognition or disclosure in the condensed consolidated financial statements, except as described in Note 5.

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
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements as of December 31, 2023 and for the years ended December 31, 2023 and 2022, in each case, together with related notes thereto, included in our 2023 Annual Report on Form 10-K, and our condensed consolidated financial statements and related notes as of and for the quarterly period ended September 30, 2024, included elsewhere in this quarterly report on Form 10-Q.
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
Our Business Model
We generate revenue through the production and sale of loans and other product offerings through our platform. The revenue and mix of revenue as a percentage of total revenue attributable to our sale of loan production (Gain on loans, net) and Better Plus (Other revenue) and net interest income for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,
	2024		2023
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages

Gain on loans, net	$21,503	74%	$11,553	235%
Other revenue	3,070	11%	4,009	82%
Net interest income/(loss)	4,421	16%	(10,655)	(217)%
Total net revenues	$28,994		$4,907

	Nine Months Ended September 30,
	2024		2023
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages

Gain on loans, net	$61,384	74%	$50,739	93%
Other revenue	8,768	10%	13,664	25%
Net interest income/ (loss)	13,355	15%	(9,775)	(18)%
Total net revenues	$83,507		$54,628
Home Finance Mortgage Model—Gain on loans, net
We produce a wide selection of mortgage loans and leverage our platform to quickly sell these loans and related mortgage servicing rights (“MSRs”) to our loan purchaser network. We source our customers through two channels: our D2C channel and our B2B channel. Through our D2C channel, we generate gain on loans, net by selling loans and MSRs to our loan purchaser network, recognizing D2C revenue per loan. Through our B2B channel, we generate revenue from integrated relationships and advertising relationships. Through our advertising relationships, we generate gain on loans, net the same way we do in our D2C channel, by selling loans to our loan purchaser network. Through our integrated relationships, we generate a fixed fee per loan originated, which we recognize as revenue upon the funding of the loan by the partner. We may also purchase certain of the loans from our integrated relationship partner, which we may subsequently sell to our loan purchaser network at our discretion. For loans subsequently sold to our loan purchaser network, the partner receives a portion of the sale proceeds. Although we aim to expand our B2B relationships, as of September 30, 2024, this channel was primarily comprised of our integrated relationship with Ally Bank (which is our only current integrated relationship).
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
Key measures that we use in assessing our business include the following ($ in millions, except percentage data or as otherwise noted):

Key Business Metric	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Home Finance
Funded Loan Volume	$1,035	$731	$2,658	$2,488
Refinance Loan Volume	$130	$47	$289	$178
Purchase Loan Volume	$739	$656	$2,062	$2,268
HELOC Loan Volume	$166	$28	$307	$41
D2C Loan Volume	$776	$384	$1,805	$1,392
B2B Loan Volume	$259	$346	$853	$1,095
Total Loans (number of loans, not millions)	3,443	2,067	8,429	6,936
Average Loan Amount ($ value, not millions)	$300,589	$353,547	$315,350	$358,660
Gain on Sale Margin	2.08%	1.58%	2.31%	2.04%
Total Market Share	0.2%	0.2%	0.2%	0.2%
Better Plus
Better Real Estate Transaction Volume	$105	$92	$266	$442
Insurance Coverage Written	$1,068	$1,233	$3,300	$3,965
Home Finance
Funded Loan Volume represents the aggregate dollar amount of all loans funded in a given period based on the principal amount of the loan at funding. Our Funded Loan Volume of $1,035 million in the three months ended September 30, 2024 increased by approximately 42% from $731 million in the three months ended September 30, 2023. Our Funded Loan Volume increased by approximately 7% period-over-period to $2,658 million in the nine months ended September 30, 2024 from $2,488 in the nine months ended September 30, 2023. Beginning in the third quarter of 2023, we also include HELOC and closed-end second lien loans in our Funded Loan Volume. For the three months ended September 30, 2024, purchase and refinance loans comprised $869 million and HELOC and closed-end second lien loans comprised $166 million of Funded Loan Volume. For the nine months ended September 30, 2024 purchase and refinance loans comprised $2,351 million while HELOC and closed-end second lien loans comprised $307 million of Funded Loan Volume.
Refinance Loan Volume represents the aggregate dollar amount of refinance loans funded in a given period based on the principal amount of the loan at refinancing date. Our Refinance Loan Volume of $130 million in the three months ended September 30, 2024 increased by approximately 177% from $47 million in the three months ended September 30, 2023. Our Refinance Loan Volume increased by approximately 62% year-over-year to $289 million in the nine months ended September 30, 2024 from $178 million in the nine months ended September 30, 2023.
Purchase Loan Volume represents the aggregate dollar amount of purchase loans funded in a given period based on the principal amount of the loan at purchase date. Our Purchase Loan Volume increased by approximately 13% year-over-year to $739 million in the three months ended September 30, 2024 from $656 million in the three months ended September 30, 2023. Our Purchase Loan Volume decreased by approximately 9% year-over-year to $2,062 million in the nine months ended September 30, 2024 from $2,268 million in the nine months ended September 30, 2023.

HELOC Loan Volume represents the aggregate dollar amount of HELOC and closed-end second lien loans funded in a given period based on the principal amount of the loan at funding. The HELOC product was launched during the first half of 2023, and the closed-end second lien product was launched towards the end of 2023, with volume becoming material in the first half of 2024. Our HELOC Loan Volume increased to $166 million in the three months ended September 30, 2024 from $28 million in the three months ended September 30, 2023. Our HELOC Loan Volume increased to $307 million in the nine months ended September 30, 2024 from $41 million in the nine months ended September 30, 2023.
D2C Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated from direct interactions with customers using all marketing channels other than our B2B partner relationships. Our D2C Loan Volume of $776 million in the three months ended September 30, 2024 increased by approximately 102% from $384 million in the three months ended September 30, 2023. Our D2C Loan Volume of $1,805 million in the nine months ended September 30, 2024 increased by approximately 30% year-over-year from $1,392 million in the nine months ended September 30, 2023.
B2B Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated through one of our B2B partner relationships. Our B2B Loan Volume of $259 million in the three months ended September 30, 2024 decreased by approximately 25% from $346 million in the three months ended September 30, 2023. Our B2B Loan Volume of $853 million in the nine months ended September 30, 2024 decreased by approximately 22% year-over-year from $1,095 million in the nine months ended September 30, 2023.
Total Loans represents the total number of loans funded in a given period, including purchase loans, refinance loans, HELOC loans and closed-end second lien loans. Our Total Loans of 3,443 in the three months ended September 30, 2024 increased by approximately 67% from 2,067 in the three months ended September 30, 2023. Our Total Loans of 8,429 in the nine months ended September 30, 2024 increased by approximately 22% year-over-year from 6,936 in the nine months ended September 30, 2023.
Purchase and refinance loans comprised 2,196 of the Total Loans in the three months ended September 30, 2024, while HELOC and closed-end second lien loans comprised 1,247. Purchase and refinance loans comprised 5,887 of the Total Loans in the nine months ended September 30, 2024, while HELOC and closed-end second lien loans comprised 2,542.
Average days loans held for sale, excluding Company-funded LHFS and Company-funded HELOC, for the three months ended September 30, 2024 and 2023, were approximately 24 and 21, respectively. Average days loans held for sale, excluding Company-funded LHFS and Company-funded HELOC, for the nine months ended September 30, 2024 and 2023, were approximately 28 and 21, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of each such reporting date, we had an immaterial amount of loans either 90 days past due or non-performing, as we generally aim to sell loans shortly after production.
Average Loan Amount represents Funded Loan Volume divided by Total Loans in a period. Our Average Loan Amount decreased by approximately 15% to $300,589 in the three months ended September 30, 2024 from $353,547 in the three months ended September 30, 2023 and decreased approximately 12% year-over-year to $315,350 during the nine months ended September 30, 2024 from $358,660 in the nine months ended September 30, 2023. In general, HELOC and closed-end second lien loans have lower average loan amounts than purchase or refinance loans, and therefore Average Loan Amount has decreased as a result of the growth of HELOC and closed-end second lien growth as a percentage of our fundings.
Gain on Sale Margin represents gain on loans, net, as presented on our condensed consolidated statements of operations and comprehensive income (loss), divided by Funded Loan Volume. Gain on Sale Margin increased by approximately 50 basis points to 2.08% during the three months ended September 30, 2024 from 1.58% for the three months ended September 30, 2023. We saw an increase in our Gain on Sale Margin for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, as a result of improved pricing on loans funded. Gain on Sale Margin increased by approximately 27 basis points to 2.31% for the nine months ended September 30, 2024 from 2.04% for the nine months ended September 30, 2023 as a result of improved pricing on loans funded.
Total Market Share represents Funded Loan Volume in a period divided by total value of loans funded in the industry for the same period, as presented by FNMA. Our Total Market Share of 0.2% during the three months ended September 30, 2024 remained substantially the same as 0.2% in the three months ended September 30, 2023. Our Total

Market Share of 0.2% for the nine months ended September 30, 2024 remained substantially the same year-over-year from 0.2% for the nine months ended September 30, 2023. While we are leaning into growth and have seen an increase in our Total Loans and Funded Loan Volume for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, the total value of loans funded in the industry has also increased and the mortgage market remains competitive among lenders, given the interest rate environment, resulting in relatively flat market share on a percentage basis. We continue to focus on originating the most profitable business available to us and seek to avoid growing through highly unprofitable channels.
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
Our sources of revenue include gain on loans, net, other revenue, and net interest income.
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
Gain on sale of loans, net also includes the changes in fair value of IRLCs and forward sale commitments. IRLCs include the fair value upon purchase/issuance with subsequent changes in the fair value recorded in each reporting period until the loan is sold on the secondary market. Fair value of forward commitments hedging IRLCs and LHFS are measured based on quoted prices for similar assets.
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
For Better Real Estate, we generate revenues from fees related to real estate agent services, mainly cooperative brokerage fees from our network of third-party real estate agents, to assist our customers in the purchase or sale of a home. For settlement services, we generate revenues from fees on services, such as policy preparation, title search, wire, and other services, required to close a loan, which were provided by third parties through our platform. We recognize revenues from fees on settlement services upon the completion of the performance obligation, which was when the loan transaction closes.
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
Net Interest Income
Net interest income includes interest income from LHFS, including HELOCs, calculated based on the note rate of the respective loan, interest income from short-term investments, and interest income on loans held for investment, through our U.K. operations. Interest expense includes interest expense on warehouse lines of credit, interest expense on customer deposits, through our U.K. operations, as well as interest expense on the convertible note, a senior subordinated convertible note in the aggregate principal amount of $528.6 million issued to SB Northstar LP (the “Convertible Note”).
Components of Our Expenses
Our expenses consist of compensation and benefits, general and administrative, technology expenses, marketing and advertising expenses, loan origination expenses, depreciation and amortization, and other expenses.
Compensation and Benefits Expenses
Compensation and benefits expenses includes salaries, wages, and incentive pay as well as stock compensation, employee health benefits, 401(k) plan benefits, and social security and unemployment taxes. Stock-based compensation includes expenses associated with restricted stock unit grants, performance stock unit grants, and stock option grants under our stock plans. We recognize compensation expense for the stock-based payments based on the fair value of the awards on the grant date. The expense is recorded on a straight-line basis over the requisite service period. Compensation and benefits excludes amounts capitalized for internal developed software.
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

Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2024	2023	2024	2023
Revenues:
Gain on loans, net	$21,503	$11,553	$61,384	$50,739
Other revenue	3,070	4,009	8,768	13,664
Net interest income
Interest income	9,867	4,043	27,900	18,006
Interest expense	(5,446)	(14,698)	(14,545)	(27,781)
Net interest income/(loss)	4,421	(10,655)	13,355	(9,775)
Total net revenues	28,994	4,907	83,507	54,628
Expenses:
Compensation and benefits	37,752	84,329	111,079	156,437
General and administrative	12,611	14,234	41,813	43,700
Technology	7,249	6,349	19,289	31,959
Marketing and advertising	12,101	5,064	25,186	15,925
Loan origination expense	3,774	627	7,142	9,226
Depreciation and amortization	8,259	10,491	25,323	32,791
Other expenses/(Income)	1,332	237,043	270	247,572
Total expenses	83,078	358,137	230,102	537,610
Loss before income tax expense	(54,084)	(353,230)	(146,595)	(482,982)
Income tax expense/(benefit)	126	659	472	2,539
Net loss	$(54,210)	$(353,889)	$(147,067)	$(485,521)
Earnings (loss) per share attributable to common stockholders (Basic)	$(3.58)	$(35.63)	$(9.74)	$(66.54)
Earnings (loss) per share attributable to common stockholders (Diluted)	$(3.58)	$(35.63)	$(9.74)	$(66.54)

Three and Nine Months Ended September 30, 2024 as Compared to Three and Nine Months Ended September 30, 2023
Revenues
The components of our revenues for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024		2023
Revenues:
Gain on loans, net	21,503	11,553	61,384		50,739
Other revenue	3,070	4,009	8,768		13,664
Net interest income
Interest income	9,867	4,043	27,900		18,006
Interest expense	(5,446)	(14,698)	(14,545)		(27,781)
Net interest income	4,421	(10,655)	13,355	—	(9,775)
Total net revenues	$28,994	$4,907	$83,507		$54,628
Gain on loans, net
The components of our gain on loans, net for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Gain on sale of loans, net	$15,836	$9,589	$44,032	$42,809
Integrated partnership fees	2,441	2,830	7,184	8,108
Loan repurchase recovery (reserve)	3,226	(866)	10,168	(178)
Total gain on loans, net	$21,503	$11,553	$61,384	$50,739

Gain on sale of loans, net increased $6.2 million or 65% to $15.8 million for the three months ended September 30, 2024 compared to $9.6 million for the three months ended September 30, 2023. The increase was largely driven by increased Funded Loan Volume and improved pricing on loans funded.
Gain on sale of loans, net increased $1.2 million or 3% to $44.0 million for the nine months ended September 30, 2024 compared to $42.8 million for the nine months ended September 30, 2023. The increase was largely driven by increased Funded Loan Volume and improved pricing on loans funded.
Integrated partnership fees decreased $0.4 million, or 14% to a gain of $2.4 million for the three months ended September 30, 2024, compared to gain of $2.8 million for the three months ended September 30, 2023. The decrease in integrated partnership fees was primarily driven by the reduction in B2B Loan Volume.
Integrated partnership fees decreased $0.9 million, or 11% to a gain of $7.2 million for the nine months ended September 30, 2024, compared to gain of $8.1 million for the nine months ended September 30, 2023. The decrease in integrated partnership fees was primarily driven by the reduction in B2B Loan Volume.
Loan repurchase reserve decreased $4.1 million or 473%, to a recovery of $3.2 million for the three months ended September 30, 2024, compared to a reserve of $0.9 million for the three months ended September 30, 2023. The loan repurchase reserve has decreased as our estimate for potential loss exposure has declined as we no longer have exposure to the historical periods when we had a significantly higher funded loan volume. The reduction in potential loss exposure results in a reduction in the loan repurchase reserve liability, which is recognized as a recovery within gain on loans, net.
Loan repurchase reserve decreased $10.3 million or 5812%, to a recovery of $10.2 million for the nine months ended September 30, 2024, compared to a reserve of $0.2 million for the nine months ended September 30, 2023. The loan repurchase reserve has decreased as our estimate for potential loss exposure has declined as we no longer have exposure to the historical periods when we had a significantly higher funded loan volume. The reduction in potential loss exposure results in a reduction in the loan repurchase reserve liability, which is recognized as a recovery within gain on loans, net.
Other Revenue
The components of other revenue for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
International lending revenue	$1,190	$1,072	$3,517	$2,740
Insurance Services	438	997	1,614	2,822
Real estate services	753	651	1,753	6,517
Other revenue	689	1,289	1,884	1,585
Total other revenue	$3,070	$4,009	$8,768	$13,664

International lending revenue increased $0.1 million, or 11% to $1.2 million for the three months ended September 30, 2024 compared to $1.1 million for the three months ended September 30, 2023. The increase in international lending revenue was primarily driven by increased operations in the U.K. brokerage businesses.
International lending revenue increased $0.8 million, or 28% to $3.5 million for the nine months ended September 30, 2024 compared to $2.7 million for the nine months ended September 30, 2023. The increase in international lending revenue was primarily driven by increased operations in the U.K. brokerage businesses.
Insurance services revenue decreased $0.6 million, or 56% to $0.4 million for the three months ended September 30, 2024 compared to $1.0 million for the three months ended September 30, 2023. The decrease in insurance services revenue was primarily driven by a decrease in Insurance Coverage Written due to fewer insurance transactions, as well as lower revenue generated on each insurance transaction.
Insurance services decreased $1.2 million, or 43% to $1.6 million for the nine months ended September 30, 2024 compared to $2.8 million for the nine months ended September 30, 2023. The decrease in insurance services revenue was primarily driven by a decrease in Insurance Coverage Written due to fewer insurance transactions, as well as lower revenue generated on each insurance transaction.
Real estate services increased $0.1 million, or 16% to $0.8 million for the three months ended September 30, 2024 compared to $0.7 million for the three months ended September 30, 2023. The increase in real estate services revenue was primarily driven by an increase in Better Real Estate Transaction Volume .
Real estate services decreased $4.8 million, or 73% to $1.8 million for the nine months ended September 30, 2024 compared to $6.5 million for the nine months ended September 30, 2023. The decrease in real estate services was primarily driven by a reduction in Better Real Estate Transaction Volume as well as earning lower revenue per transaction for the nine months ended September 30, 2023 as we no longer employed any in-house real estate agents and all activity was through our network of third party real estate agents, which results in lower revenue per transaction.
Other revenue decreased by $0.6 million, or 47% to $0.7 million for the three months ended September 30, 2024 compared to $1.3 million for the three months ended September 30, 2023. The change in other revenue was driven by changes in mortgage and non-mortgage loan servicing activities in the U.S. and U.K. as well as other miscellaneous income.
Other revenue increased by $0.3 million, or 19% to $1.9 million for the nine months ended September 30, 2024 compared to $1.6 million for the nine months ended September 30, 2023. The change in other revenue was driven by changes in mortgage and non-mortgage loan servicing activities in the U.S. and U.K. as well as other miscellaneous income.

Net Interest Income
The components of our net interest income for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Mortgage interest income	$5,400	$3,577	$12,832	$12,305
Interest Income from Investments	4,467	466	15,068	5,701
Warehouse interest expense	(3,815)	(2,758)	(8,582)	(9,544)
Other interest expense	(1,631)	(11,940)	(5,963)	(18,237)
Total net interest income/(loss)	$4,421	$(10,655)	$13,355	$(9,775)

Mortgage interest income increased $1.8 million, or 51% to $5.4 million for the three months ended September 30, 2024 compared from $3.6 million of the three months ended September 30, 2023. The increase in Mortgage interest income was driven by increased Funded Loan Volume and Total Loans originated.
Mortgage interest income increased $0.5 million, or 4% to $12.8 million for the nine months ended September 30, 2024 compared from $12.3 million of the nine months ended September 30, 2023. The increase in Mortgage interest income was driven by increased Funded Loan Volume and Total Loans originated.
Interest income from investments increased $4.0 million, or 859% to $4.5 million for the three months ended September 30, 2024 compared to $0.5 million for the three months ended September 30, 2023. The increase in interest income from investments was primarily driven by increased investments in 2024 in securities with maturities ranging from 90 days to 1 year, driven by our cash management strategies and increased available liquidity resulting from the capital raised in August 2023 through the closing of the Business Combination.
Interest income from investments increased $9.4 million, or 164% to $15.1 million for the nine months ended September 30, 2024 compared to $5.7 million for the nine months ended September 30, 2023. The increase in interest income from investment was primarily driven by increased investments in 2024 in securities with maturities ranging from 90 days to 1 year, driven by our cash management strategies and increased available liquidity resulting from the capital raised in August 2023 through the closing of the Business Combination.
Warehouse interest expense increased $1.1 million, or 38% to $3.8 million for the three months ended September 30, 2024 compared to $2.8 million for the three months ended September 30, 2023. The increase in warehouse interest expense was primarily driven by carrying a higher average warehouse balance over the three months ended September 30, 2024 compared to three months ended September 30, 2023 as a result of an increase in loans funded over the same period.
Warehouse interest expense decreased $1.0 million, or 10% to $8.6 million for the nine months ended September 30, 2024 compared to $9.5 million for the nine months ended September 30, 2023. The decrease in warehouse interest expense was primarily driven by carrying a lower average warehouse balance over the nine months ended September 30, 2024 compared to nine months ended September 30, 2023. The decrease for the nine month period was driven by lower funded loan volume in the first and second quarters of 2024 in comparison to the first and second quarters of 2023.
Other interest expense decreased $10.3 million, or 86% to $1.6 million for the three months ended September 30, 2024 compared to $11.9 million for the three months ended September 30, 2023. Other interest expense for the three months ended September 30, 2024 is related to interest expense on the Convertible Note, which is at a lower interest rate, while interest expense for the three months ended September 30, 2023 is related to interest expense on our corporate line of credit, which was at a higher interest rate and was subsequently paid off in full in August 2023.
Other interest expense decreased $12.3 million, or 67% to $6.0 million for the nine months ended September 30, 2024 compared to $18.2 million for the nine months ended September 30, 2023. Other interest expense for the nine months ended September 30, 2024 is related to interest expense on the Convertible Note, which is at a lower interest rate, while interest expense for the nine months ended September 30, 2023 is related to interest expense on our corporate line of credit, which was at a higher interest rate and was subsequently paid off in full in August 2023.

Expenses
The components of our expenses for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Compensation and benefits	37,752	84,329	111,079	156,437
General and administrative	12,611	14,234	41,813	43,700
Technology	7,249	6,349	19,289	31,959
Marketing and advertising	12,101	5,064	25,186	15,925
Loan origination expense	3,774	627	7,142	9,226
Depreciation and amortization	8,259	10,491	25,323	32,791
Other expenses/(Income)	1,332	237,043	270	247,572
Total operating expenses	$83,078	$358,137	$230,102	$537,610
Compensation and benefits expenses were $37.8 million for the three months ended September 30, 2024, a decrease of $46.6 million or (55)% as compared with $84.3 million for the three months ended September 30, 2023. We reduced our headcount between the two periods, which lead to a decrease in compensation and benefits. Further, we had a significantly higher stock based compensation expense during three months ended September 30, 2023 of $39.4 million compared to $5.5 million during three months ended September 30, 2024, which was due to awards that had met the liquidity event criteria with the Closing of the Business Combination in August 2023 as well as service based conditions during that period.
Compensation and benefits expenses were $111.1 million for the nine months ended September 30, 2024, a decrease of $45.4 million or (29)% as compared with $156.4 million for the nine months ended September 30, 2023. We reduced our headcount between the two periods, which lead to a decrease in compensation and benefits. Further, we had a significantly higher stock based compensation expense during nine months ended September 30, 2023 of $47.9 million compared to $21.8 million during the nine months ended September 30, 2024, which was primarily due to awards that had met the liquidity event criteria with the Closing of the Business Combination in August 2023 as well as service based conditions during that period.
General and administrative expenses were $12.6 million for the three months ended September 30, 2024, a decrease of $1.6 million or 11% as compared with $14.2 million in the three months ended September 30, 2023. The decrease in general and administrative expenses was driven primarily by decreases in expenses which were incurred in the prior period due to the Closing of the Business Combination which drove an increase in professional services and other related fees. This decrease was offset by increased operating expenses associated with maintaining public company infrastructure for the three months ended September 30, 2024.
General and administrative expenses were $41.8 million for the nine months ended September 30, 2024, a decrease of $1.9 million or 4% as compared with $43.7 million in the nine months ended September 30, 2023. The decrease in general and administrative expenses was driven primarily by decreases in rent and occupancy expenses, as we have taken measures to reduce our real estate footprint, as well as decreases in professional services as we were incurring higher legal and professional expenses leading up to the Closing of the Business Combination for the nine months ended September 30, 2023 in comparison to the nine months ended September 30, 2024. This decrease was offset by increased operating expenses associated with maintaining public company infrastructure for the nine months ended September 30, 2024.
Technology expenses were $7.2 million for the three months ended September 30, 2024, an increase of $0.9 million or 14% as compared with $6.3 million in the three months ended September 30, 2023. The increase in technology expenses was driven primarily by an increase in costs associated with software vendors required to run our systems infrastructure compared to the prior period.
Technology expenses were $19.3 million for the nine months ended September 30, 2024, a decrease of $12.7 million or 40% as compared with $32.0 million in the nine months ended September 30, 2023. The decrease in technology expenses were driven primarily by a reduction in costs associated with software vendors. This was driven by the reduced headcount, due to which we required fewer software licenses, replacement of certain vendors with more cost-efficient alternatives, as well as the termination of non-critical vendors, which occurred in early 2023.
Marketing and advertising expenses were $12.1 million for the three months ended September 30, 2024, an increase of $7.0 million or 139% as compared with $5.1 million in the three months ended September 30, 2023. The increase is due to a focus on growth to drive volume which started at the end of the first quarter in 2024. Marketing and advertising is composed of performance advertising and pilot marketing, which performance advertising scales with volume through existing channels while pilot marketing is market spend to test new channels along with testing brand marketing, which generally costs more upfront.
Marketing and advertising expenses were $25.2 million for the nine months ended September 30, 2024, an increase of $9.3 million or 58% as compared with $15.9 million in the nine months ended September 30, 2023. The increase is due to a focus on growth to drive volume which started at the end of the first quarter in 2024. Marketing and advertising is composed of performance advertising and pilot marketing, which performance advertising scales with volume through existing channels while pilot marketing is market spend to test new channels along with testing brand marketing, which generally costs more upfront.
Loan origination expenses were $3.8 million for the three months ended September 30, 2024, an increase of $3.1 million or 502%, as compared with $0.6 million in the three months ended September 30, 2023. The increase in loan origination expenses was driven by increased Funded Loan Volume, as well as the absence of certain one-time expense reversals associated with loan origination vendors present in the three months ended September 30, 2023.
Loan origination expenses were $7.1 million for the nine months ended September 30, 2024, and decrease of $2.1 million or 23%, as compared with $9.2 million in the nine months ended September 30, 2023. The decrease in loan origination expenses was driven by a reduction in costs associated with loan origination vendors, as well as improved technology efficiency that reduced the reliance on certain loan origination vendors.
Other expenses/(income) was an expense of $1.3 million for the three months ended September 30, 2024, a decrease of $235.7 million or 99%, as compared with expenses of $237.0 million in the three months ended September 30, 2023. The decrease in other expenses was primarily driven by a loss of $237.7 million on the fair value of the embedded derivative included within the Pre-Closing Bridge Notes which converted to common stock in connection with the Closing of the Business Combination during three months ended September 30, 2023.
Other expenses/(income) was an expense of $0.3 million for the nine months ended September 30, 2024, a decrease of $247.3 million or 100%, as compared with expenses of $247.6 million in the nine months ended September 30, 2023. The decrease in other expenses was primarily driven by a loss of $236.6 million on the fair value of the embedded derivative included within the Pre-Closing Bridge Notes which converted to common stock in connection with the Closing of the Business Combination during three months ended September 30, 2023.
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
The following table presents a reconciliation of net income (loss) to Adjusted Net Loss and Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in thousands)	2024		2023	2024	2023
Adjusted Net Loss
Net income (loss)	$(54,210)		$(353,889)	$(147,067)	$(485,521)
Stock-based compensation expense (1)	5,487		39,417	21,812	47,879
Change in fair value of warrants and equity related liabilities (2)	(206)		(861)	(927)	(861)
Change in fair value of convertible preferred stock warrants (2)	—		—	—	(266)
Change in fair value of bifurcated derivative (3)	—		237,667	—	236,603
Restructuring, impairment, and other expenses (4)	43		679	948	11,508
Adjusted Net Loss	$(48,886)		$(76,987)	$(125,234)	$(190,658)
Adjusted EBITDA
Net income (loss)	$(54,210)		$(353,889)	$(147,067)	$(485,521)
Income tax expense / (benefit)	126		659	472	2,539
Depreciation and amortization expense (5)	8,259		10,492	25,323	32,791
Stock-based compensation expense (1)	5,487		39,417	21,812	47,879
Interest and amortization on non-funding debt (6)	1,631		11,939	5,962	18,237
Restructuring, impairment, and other expenses (4)	43		679	948	11,508
Change in fair value of warrants and equity related liabilities (2)	(206)		(861)	(927)	(861)
Change in fair value of convertible preferred stock warrants (2)	—		—	—	(266)
Change in fair value of bifurcated derivative (3)	—		237,667	—	236,603
Adjusted EBITDA	$(38,870)	$—	$(53,897)	$(93,477)	$(137,091)
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

Liquidity and Capital Resources
In our normal course of business, excluding HELOCs, we fund substantially all of our Funded Loan Volume on a short-term basis primarily through our warehouse lines of credit. Our borrowings are repaid with the proceeds we receive from the sale of our loans to our loan purchaser network, which includes government-sponsored enterprises (“GSEs”). As of September 30, 2024, we had three warehouse lines of credit in different amounts and with various maturities, with an aggregate available amount of $425.0 million.

Warehouse Lines of Credit
As of September 30, 2024 and December 31, 2023, we had the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	Amount Outstanding September 30, 2024	Amount Outstanding December 31, 2023
Funding Facility 1 (1)	September 30, 2024	100,000	—	61,709
Funding Facility 2 (2)	December 6, 2024	150,000	72,379	40,088
Funding Facility 3 (3)	August 1, 2025	175,000	62,102	24,421
Total warehouse lines of credit		$425,000	$134,481	$126,218

__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. Cash collateral deposit of $15 million is maintained and included in restricted cash. Subsequent to September 30, 2024, the Company extended the maturity to September 30, 2025.
(2)Interest charged under the facility is at the 30-day term SOFR plus 2.10% - 2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(3)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of September 30, 2024.

Nasdaq Compliance Requirements
On Friday, August 16, 2024, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, effecting the 1-for-50 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) for the primary purpose of increasing the per share trading price of the Company’s Class A common stock to enable us to regain compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market (the “Nasdaq”). Our Class A common stock began trading on a split-adjusted basis on the Nasdaq upon the market open on Monday, August 19, 2024.
Effective August 16, 2024, as a result of the Reverse Stock Split, every 50 shares of the our issued and outstanding common stock was converted into one issued and outstanding share of Class A common stock, Class B common stock and Class C common stock, as applicable, without any change to the par value per share, the voting rights of the common stock, any stockholder’s percentage interest in the Company’s equity or any other aspect of the common stock.
As previously reported, on October 12, 2023, the Company was notified by the Listing Qualifications Staff (the “Staff”) of Nasdaq that the Company’s common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of Nasdaq. If the Class A common stock is no longer listed on Nasdaq, or another national securities exchange, such delisting would constitute a fundamental change under the indenture for the Convertible Note that would require us to redeem the Convertible Note prior to maturity for an amount in cash equal to the principal amount of the Convertible Note plus accrued and unpaid interest to the redemption date.
On September 3, 2024, the Company received a letter from Nasdaq notifying us that the Staff has determined that for the last 10 consecutive business days, from August 19, 2024, to August 30, 2024, the closing bid price of the our common stock has been at $1.00 per share or greater, and accordingly, we have regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(273,945)	$(79,416)
Net cash (used in) provided by investing activities	$(111,825)	$(42,066)
Net cash provided by (used in) financing activities	$93,108	$330,929

Nine Months Ended September 30, 2024 as Compared to Nine Months Ended September 30, 2023
Operating Activities
Net cash used by operating activities was $274 million for the nine months ended September 30, 2024, an increase of $195 million, or 245%, compared to net cash used by operating activities of $79 million for the nine months ended September 30, 2023. The increase in net cash used by operating activities was primarily due to originations of mortgage loans held for sale in excess of proceeds from sale of mortgage loans held for sale as the Company originated more loans towards the end of the current period. Also contributing to the increase in cash used by operating activities were net losses over the period.
Investing Activities
Net cash used in investing activities was $112 million for the nine months ended September 30, 2024, an increase of $70 million, or 166%, compared to net cash used in investing activities of $42 million for the nine months ended September 30, 2023. The increase in cash used in investing activities primarily consists of purchases of short-term investments in excess of maturities of short-term investments as well as originations of loans held for investment during the second and third quarters of 2024, namely through our U.K. operations. Loans held for investment are funded from our cash on hand.
Financing Activities
Net cash provided by financing activities was $93.1 million for the nine months ended September 30, 2024, a decrease of $238 million, or 72%, compared to net cash provided by financing activities of $331 million for the nine months ended September 30, 2023. The decrease in cash provided by financing activities was primarily driven by the Closing of the Business Combination during the nine months ended September 30, 2023 which led to a cash increase of $422 million mainly from the issuance of the Convertible Note, issuance of common stock, and proceeds of the Business Combination, offset by the repayment of the Corporate Line of Credit. During the nine months ended September 30, 2024, our cash provided by financing activities was mainly driven by an increase in customer deposits, namely through our U.K. operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates as of and during the three and nine months ended September 30, 2024, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2023, which are included in our 2023 Annual Report on Form 10-K.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, business strategy, estimates, beliefs and expected performance. These statements constitute forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this quarterly report on Form 10-Q, the words “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this quarterly report on Form 10-Q. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-

looking statements. Forward-looking statements in this quarterly report on Form 10-Q and the associated risks, uncertainties, assumptions and other important factors may include, but are not limited to:
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective because of the previously disclosed material weaknesses in our internal control over financial reporting described below.
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
•We have developed an organizational structure and specific roles within accounting designed to ensure specific and relevant expertise is in place to address pervasive concerns associated with deficiencies to the internal control over financial reporting environment and also to provide oversight and expertise for complex accounting transactions where the work of third party expertise is included in the control processes. Three experienced accounting personnel were onboarded in 2023 and the first two quarters of 2024 who have evaluated and redesigned processes and procedures designed to achieve effective internal controls.
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
The ultimate effect of the Reverse Stock Split on the market price of our Common Stock cannot be predicted with any certainty and may decrease the liquidity of our Common Stock and magnify any decrease in our overall market capitalization.
The ultimate effect of the Reverse Stock Split on the market price of our Common Stock cannot be predicted with any certainty, and we cannot assure you that the Reverse Stock Split will result in any or all of the expected benefits. While the Reverse Stock Split increased the per share trading price of the Company’s Class A common stock to enable the Company to regain compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, we can provide no assurances that the Reverse Stock Split will result in any permanent or sustained increase in the market price of our Class A common stock. The market price of our Class A common stock depends on multiple factors, many of which are unrelated to the number of shares outstanding, including our business and financial performance, general market conditions and prospects for future success, any of which could have a counteracting effect to the Reverse Stock Split on the per share price.
In addition, the Reverse Stock Split also reduced the total number of outstanding shares of our Common Stock, which may lead to reduced trading for our Common Stock. As a result of a lower number of shares outstanding, the market for our Common Stock may also become more volatile. The Reverse Stock Split will also increase the number of stockholders who own “odd lots” of less than 100 shares of Common Stock. A purchase or sale of less than 100 shares of Common Stock (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of our Common Stock following the Reverse Stock Split may be required to pay higher transaction costs if they sell their shares of our Common Stock.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, no director or executive officer entered into, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K), except as follows:
•On August 28, 2024, Nicholas Calamari, the Company’s Chief Administrative Officer and Senior Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of up to 14,575 shares of the Company’s common stock, par value $0.0001 per share, until May 30, 2025; and
•Certain of our directors or officers have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits and Financial Statements Schedules.

Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Better Home & Finance Holding Company	8-K	3.1	August 19, 2024
10.1	Better Home & Finance Holding Company Director Compensation Policy
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained Exhibit 101)
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

BETTER HOME & FINANCE HOLDING COMPANY

Date: November 14, 2024	By:	/s/ Kevin Ryan
Name: Kevin Ryan
Title: Chief Financial Officer