Form 10-K
period 2024-12-31
Better Home & Finance Holding Co
filed 2025-03-19
CIK 1835856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

1 World Trade Center
285 Fulton Street, 80th Floor, Suite A
New York, NY 10007
(Address of principal executive offices, including zip code)
(415) 522-8837
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BETR	The Nasdaq Stock Market LLC
Warrants exercisable for one share of Class A Common Stock at an exercise price of $575.00	BETRW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of class A ordinary shares held by non-affiliates of the Registrant as June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $156 million, based on the closing price of $0.46 for shares of the Registrant’s class A ordinary shares pre-reverse stock split as reported on the Nasdaq Capital Market on that date. Adjusting for the reverse stock split, this implies a closing price of $22.95 for the Registrant’s class A ordinary shares. Solely for purposes of this disclosure, class A ordinary shares beneficially owned by each executive officer and director of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 10, 2025, there were 9,211,349 shares of Class A Common Stock, 4,521,127 shares of Class B Common Stock and 1,437,545 shares of Class C Common Stock of the Registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III hereof incorporates by reference portions of the Registrant’s definitive proxy statement related to its 2025 annual meeting of stockholders.

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

Part I
Item 1. Business
The Business Combination
On August 22, 2023, we consummated the transactions contemplated by the Agreement and Plan of Merger (as amended, the “Merger Agreement”), by and among Aurora Acquisition Corp. (“Aurora”), Better Holdco, Inc. (“Pre-Business Combination Better”), and Aurora Merger Sub I, Inc., formerly a wholly owned subsidiary of Aurora (“Merger Sub”). In connection with the closing of the transactions contemplated by the Merger Agreement, the Company’s Class A Common Stock and Warrants began trading on the Nasdaq Global Market and Nasdaq Capital Market, respectively, under the ticker symbols “BETR” and BETRW.” On March 13, 2024, the listing of the Company’s Class A Common Stock and warrants transferred from the Nasdaq Global Market to the Nasdaq Capital Market.
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
The home is among the world’s largest, oldest, and most tangible asset classes—with annual spend across the residential housing market accounting for approximately $4.5 trillion in 2023 in the U.S., and approximately 15-18% of annual U.S. GDP since 2001, according to the National Association of Home Builders. And yet, while numerous adjacent industries—from auto to health to travel to food—are undergoing end-to-end digital transformations, the homeownership journey remains mired in legacy inefficiencies. High transaction costs, regulatory complexity, and many middlemen come at the expense of the consumer, leading to frustration and impeding digital adoption. The homeownership experience is unnecessarily slow, convoluted, and analog; in sum, we believe it is broken.
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
We were born digital in 2015, and since the beginning, we have been relentlessly digitizing and automating the home finance workflow, adding new homeownership products tailored specifically to our customers’ needs, and striving to improve every aspect of the customer experience. We have built a data processing engine that ingests thousands of data points on each customer and property in our system, as well as a workflow engine that provides customers with personalized home finance, real estate, and insurance product selections. This advanced technology stack, which we call Tinman, allows us to deliver on what we believe is most important for our customers: a seamless experience, time saved, and higher certainty on the single biggest financial decision of their lives.
We started by building a refinance offering, which we had the opportunity to lean into and rapidly scale during 2020 and the first half of 2021, benefiting from the tailwind of a COVID-driven low interest rate environment. While the interest rate-driven macroeconomic environment has since changed and we have scaled back substantially to preserve capital and seek to mitigate losses, we believe the customer value proposition of digital, transparent homeownership products has strong consumer demand through all cycles and we continue to invest in this mission. We also continue to invest in our automated processes and seek to grow our purchase business, as well as improve the cross-sell of non-mortgage products across our homeownership platform.
We believe the digital-first nature of our business positions us to build the next generation homeownership platform. Tinman allows us to reduce origination costs and friction associated with the legacy homeownership process, shifting the model from one built on decades-old legacy systems to one leveraging automation and AI to streamline the mortgage process on behalf of customers. Because we are digitally native, we have been able to re-architect the problematic aspects of traditional industry processes in favor of the consumer, delivering them value through our streamlined digital process, faster turnaround times, and greater certainty relative to industry averages. For example, traditional industry processes include the manual transfer of paper-based or e-mail documents that can be costly and time intensive, as well as static loan pricing, where if a piece of data changes in the loan file it can take multiple days to get refreshed pricing, causing delays for the customer. Tinman allows customers to see their rate options in as little as three seconds, get pre-approved in as little as three minutes, lock in rates and get connected to a real estate agent in as little as 30 minutes, get a commitment letter for their mortgage in as little as one day through One Day Mortgage and close their loan in as little as three weeks. Our “One Day Mortgage” program, which was launched in January 2023, allows eligible customers to receive an underwriting determination on their mortgage loan application, in the form of a commitment letter, within 24 hours after locking in their interest rate. The commitment letter confirms that the customer qualifies for the mortgage loan terms based on a comprehensive review of their creditworthiness, including verification of income, assets, debts, and other forms of credit evaluation, as well as confirms our commitment to lend, subject to certain customary terms. While there are additional conditions that must be met after the commitment letter is provided in order to close the mortgage transaction (such as a property appraisal and confirmation of insurance), the objective of the One Day Mortgage program is to give customers more certainty and peace of mind during the loan origination process. As a result, we have seen strong customer interest since we launched our “One Day Mortgage” program.
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
For the year ended December 31, 2024, our Funded Loan Volume was $3.6 billion, compared to $3.0 billion for the year ended December 31, 2023, representing a year-over-year increase of approximately 19%. Our revenue was $108.5 million for the year ended December 31, 2024 compared to $72.3 million for the year ended December 31, 2023, representing a year-over-year increase of approximately 50%. We recorded a net loss of $206.3 million for the year ended December 31, 2024, compared to a net loss of $536.4 million for the year ended December 31, 2023. We expect that we may incur net losses in proximate future periods due to the current interest rate environment, as well as continued investments that we intend to make in our business (including investments to expand product offerings and in technology). According to data from the U.S. Federal National Mortgage Association (“Fannie Mae”), aggregate U.S. single-family mortgage originations increased to $1.7 trillion in 2024, which was up from $1.5 trillion in 2023, but remained well below the $2.37 trillion in 2022 and $4.57 trillion in 2021. The decline from 2020-2022 origination levels has significantly negatively impacted our business and financial results.
Our Products
We understand that our customers do not want a real estate agent, a mortgage, or an insurance policy—they want a home. We seek to empower consumers to navigate the entire homeownership journey, starting with house hunting, and through buying, owning, refinancing and selling, all in one place. A real estate agent and a mortgage pre-approval are often the first steps in our customers’ journeys, so that is where our trusted relationship begins, and we intend in the future to expand that relationship throughout their entire homeownership experience.
We offer Home Finance (home loan) products and Better Plus (non-mortgage) products, including real estate services and insurance products. Our broad suite of products and services is powered by our core technology platform, Tinman. Tinman also allows us to build a more valuable, deeper relationship with our customers by offering them multiple products and services throughout the homeownership journey, all with the same digitally-native, seamless ethos. We believe the mortgage is the most complex and data-rich product throughout the homeownership journey and, subject to data protection and privacy considerations, our system extracts data on each consumer and property and uses it to surface the most relevant products for a given consumer and home with the goal of minimizing incremental customer acquisition cost. We surface these products before, during and after the point of mortgage, in an effort to build long-term customer relationships and expand our customer lifetime value beyond a single transaction.
Home Finance
Home Finance offers a selection of loan products for home purchase and refinance, including cash-out refinance and debt consolidation, across a range of maturities and interest rates. We offer our customers GSE-conforming loans, U.S. Federal Housing Administration (“FHA”) insured loans, U.S. Department of Veterans Affairs (“VA”) guaranteed loans, and jumbo loans. We sell the loans that we originate to a network of loan purchasers, including government-sponsored enterprises (“GSEs”), banks, insurance companies, asset managers, and mortgage real estate investment trusts, through our proprietary matching engine, and we earn revenue on the sale of each loan. The loans that we originate, including the vast majority of the loans we sell through our capital markets platform, largely conforms to GSE standards, specifically those of Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which have specific loan to value requirements, and provide a deep, liquid and reliable market for the sale of the bulk of our loans. For the years ended December 31, 2024 and 2023 92% and 96%, respectively, of our Total Loans, excluding home equity line of credit (“HELOC”) loans, conformed to GSE standards. For our loan products offered through Home Finance, as of December 31, 2024, we are licensed to operate in all 50 states and the District of Columbia across various credit and income profiles. For the year ended December 31, 2024, our average customer had, approximately, an average loan balance of $306,000, age of 43, FICO score of 754, and annual household income of $192,000. We also offer loan products to serve our customers throughout their homeownership lifecycle. In particular, we offer home equity lines of credit and closed-end second lien loans to enable customers to access existing equity in their homes. Through the expansion of Home Finance products, our goal is to be able to serve each and every potential customer that comes to our website.
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
Our Technology Platform
We started in 2015 with the core thesis that homeownership should be seamless and digital, with the customer at the center and technology as the backbone. With that ethos in mind, we built Tinman, our proprietary loan origination platform that uses AI and automation to deliver a frictionless, user-friendly experience to our customers. Unlike traditional real estate companies that often use manual, siloed, human-driven workflow systems to interact with customers or process internal tasks, we built Tinman to be the primary, machine-driven platform that sits at the center of our loan manufacturing process, interacting with customers, team members, marketplace participants and loan purchasers and directs all constituents in our ecosystem through the home buying or refinancing process into its decision engine. Along the way, Tinman, among other things, captures data from third parties via application program interfaces, or APIs, provides customer service and education, surfaces rates to our customers, performs underwriting calculations, generates documents, and supports our team members.

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
Additionally, Tinman uses advanced applications of AI to enhance workflows. In the third quarter of 2024, we launched Betsy ™, the first voice-based AI loan assistant for the U.S. Mortgage Industry, to enhance customer experience, improve loan-team efficiency, and further accelerate our end-to-end technology platform Tinman. Betsy leverages AI and large language models to accelerate a customer’s mortgage journey from pre-approval start to closed loan. Betsy is programmed to verbally communicate with customers to answer mortgage application inquiries and to collect outstanding application data. Overtime, we expect that Betsy will be able to accurately answer detailed questions and efficiently assist with outstanding tasks, enabling faster service times, enhanced self-service capabilities, improved customer engagement, and greater sales efficiency. In addition to Betsy, we are continuously testing a variety of applications of AI within Tinman, both for internal and consumer-facing efficiency. Through our AI initiatives, we seek to drive sales and underwriting productivity, improve customer routing, and expedite structured data capture.
Our Customer Acquisition Channels
We reach our customers through two main channels, a direct-to-consumer channel (D2C) and a business-to-business channel (B2B).
In our D2C channel, we serve customers from their first website visit to close entirely under the Better Home & Finance brand. We have historically relied on positive word of mouth, customer reviews, and trusted third-party recommendations to grow our business, together with performance marketing (pay-per-click) and other paid digital media. Compared to other large brands in financial services that rely heavily on brand marketing, we have historically spent less on brand marketing and advertising, with the balance of our marketing and advertising spend primarily comprised of performance marketing (pay-per-click) and other paid digital media.
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
In our B2B channel, we develop longer-term, enterprise-level relationships with leading consumer brands through advertising relationships (in which we present advertising on a third-party’s platform—often involving consumer incentives or discounts—allowing us to drive our partners’ customers or rewards program members to our Better Home & Finance-branded platform), as well as through an integrated relationship model (in which our technology platform and team members power the end-to-end home finance experience on behalf of a third-party lender through an integrated, co-branded customer experience). Additionally, we seek to further diversify Better’s distribution channels by bringing leading mortgage and financial technology brands directly within our company, to be powered by Tinman technology, under their existing strong brands. We believe we are able to lower our customer acquisition cost by advertising to our B2B partners’ large addressable consumer segments to drive customers to our platform, without the need for high-cost brand advertising. We provide our B2B partners with access to Tinman technology, thereby enabling them to improve efficiency and reduce loan manufacturing costs. We provide our B2B partners’ customers with the same superior customer experience and broad product offerings as our D2C customers.
•Integrated Relationships: Historically, we have generated business through our ‘Mortgage-as-a-Service’ offering, which enables our partner to provide a custom-branded, high-quality experience to the partner’s customers, powered by our technology and team members. We do not pay customer acquisition costs through this type of relationship. Historically, we had one integrated relationship with Ally Bank, a Utah state-chartered bank (“Ally”), pursuant to which we offered our end-to-end platform and services alongside Ally’s brand, and manufactured loans on Ally’s behalf. Initially launched in 2019, our integrated relationship with Ally Bank is in process of winding down due to a shift in strategic direction and corporate resourcing at Ally. We believe the infrastructure and technology built for Ally can be leveraged across a pipeline of potential integrated relationships going forward.
•Advertising Relationships: Historically, we have structured arrangements with advertising partners, including American Express, as well as other advertising relationships, for us to advertise our homeownership products to their customers. Customers that come to us via these advertising relationships enter through the same customer workflow as our D2C customers, generating revenues for us in the same manner as our D2C customers. Initially launched in 2019, our advertising relationship with American Express was wound down in 2024. In February 2024, we launched an additional advertising relationship with Beyond.com. Currently, no advertising relationship is responsible for material Funded Loan Volume.
•‘NEO Powered by Better’: In the third quarter of 2024, we hired the executive team from NEO Home Loans, a group of Loan Officer teams with strong brand recognition within the U.S. mortgage market, to build out a distributed retail channel within Better. By bringing NEO Home Loans into the Better platform, we seek to diversify Better’s distribution strategy, and leverage Tinman to power local loan officers under the ‘NEO Powered by Better’ brand. As of March 17, 2025, we had onboarded approximately 110 NEO loan officers across 53 branches. We believe there is significant opportunity to prove out Tinman’s efficiency in the distributed retail channel by providing our technology to local loan officers to remove friction from their fulfillment process and expand their capacity to serve more customers, while improving economics through a business model with traditionally lower customer acquisition costs compared to D2C. We expect to leverage Better’s AI technology and digital lead funnel to empower NEO’s Loan Officer teams, who have demonstrated track records in customer service excellence and strong reputations within the communities they serve.

Our Competitive Strengths
We believe we have a number of competitive advantages that contribute to our success. We aim to provide our customers with a superior customer experience and a wide selection of products to navigate their homeownership journey. We believe that lowering loan manufacturing costs, integrating additional homeownership products onto our platform, and scaling our ecosystem will, if we are successful, enable us to deliver increased value to our customers and contribute to our mission.
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
•Highly Scalable Platform in Breadth and Depth. Tinman provides the backbone of our homeownership products, using the same technology regardless of customer, channel or loan type. We have built Tinman to support significant, rapid growth in volumes. In addition to our platform being able to scale mortgage volume quickly, we believe our technology enables us to achieve broad scale across multiple homeownership products as well. We believe the breadth and flexibility of Tinman across products and customer journey pathways sets us up to scale purchase loans by providing a superior end-to-end integrated homeownership experience to customers. Our platform is modular in nature and new products and partners can be added seamlessly using the same core code and systems architecture. For example, we have added additional Better Plus products such as our Home Equity Line of Credit, a revolving line of credit secured by an interest in the borrower's home, which uses the same loan production technology infrastructure as our mortgage product, with the tasks set up to meet home equity line of credit origination requirements. Additionally, our co-branded loan production solutions with our B2B partners utilize the same technology for mortgage origination as our direct-to-consumer loan production, but are customized to add, remove, or rearrange tasks and disclosures within the loan process at the request of our partners, as well as have partners’ branding on the customer facing aspects of the interface to meet their specific requirements. Our technology infrastructure allows us to address our partners’ requirements by combining existing solutions and customizing functionality.
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
•Limited Credit Exposure. Our business model is to manufacture loans to sell to our marketplace of secondary investors and partners, and we do not seek to retain assets for long periods of time. With every loan we produce, we aim to sell the loan and associated mortgage servicing rights (“MSRs”) into our network of purchasers, and not permanently retain loans or MSRs on our balance sheet as part of our business model. We retained loans on our balance sheet for approximately 22 days, on average, over the course of 2024. As of December 31, 2024, we had no material MSRs on our balance sheet. In 2024 and 2023 approximately 96% and 94%, respectively, of all the loans we produced, excluding HELOC loans, were conforming with GSE-guaranteed takeout, providing access to liquidity for our loans through market cycles. For jumbo loans, which are not GSE eligible, we enter into sale agreements with purchasers prior to lock, thereby enabling us to take minimal balance sheet exposure for non-conforming loans, limiting our credit risk and supporting our model.
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
•Diversified Purchase Distribution. Having proven strong traction and ability to grow our refinance business through a lower-rate environment, we remain focused on growing purchase and demonstrating our purchase customer value proposition through our integrated homeownership platform. We have learned that meeting purchase customers where they are most comfortable transacting requires expansion of our distribution strategy beyond digital performance marketing. We believe that online adoption of mortgage is expected to increase, and for customers comfortable transacting online, we meet them through our digital, self-serve platform. Many customers, however, still feel more comfortable transacting with a local lender, who has expertise and relationships in their community. In the third quarter of 2024 we hired the executive team from NEO Home Loans to build out a distributed local retail channel, diversifying Better’s offering particularly in purchase, and leveraging Tinman to power local loan officers through ‘NEO Powered by Better’. As of March 15, 2025, we had onboarded 110 NEO loan officers. While this distribution diversification strategy remains early, we seek to prove out Tinman’s efficiency in the distributed retail channel by removing friction from the local officer’s fulfillment process and expand their capacity to serve more customers. We believe that compared to digital direct-to-consumer, this distribution channel lends itself to lower acquisition costs, improved pricing given the differentiated, white-glove service, and conversion benefits given the deep relationships local lenders establish with their customers and real estate agents in their communities. We expect to leverage Better’s AI technology and digital lead funnel to empower NEO’s Loan Officer teams, who have demonstrated track records in customer service excellence and strong reputations within the communities they serve. Through ‘NEO Powered by Better’ we see a unique opportunity to expand our distribution capabilities and unlock significant parts of the U.S. mortgage market that have historically been challenging for direct-to-consumer digital originators without established local footprints to serve, specifically in the purchase mortgage segment where there were approximately 334,000 loan officers across the U.S. in 2023, according to the U.S. Bureau of Labor Statistics.
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
•Enhance Technology Innovation. Our technology strategy is to fully automate the manual aspects of the homeownership process, allowing our team to focus on what people do best—building customer relationships. We will continue to invest to remove points of customer friction, making our platform more efficient and scalable as we continue to grow and add new products, further driving down our labor costs through automation. We believe our investments in technology will lead to superior customer experience, lower manufacturing costs and increased conversion rates across all our products.
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
•Expand Better Plus Products. We expect to grow the suite of products and services we offer through our platform and deliver a one-stop shop for homeownership, empowering consumers to navigate the entire homeownership journey from searching to owning, living and selling, all in one place. We believe over the long term there is a range of products that we will be able to offer our customers during their homeownership journey, including home maintenance services and improvement loans, and a financial network of personal, automobile, and student loans, and life and disability insurance, leveraging the equity customers have in their homes to offer cost-effective consumer finance products at a fraction of the speed given the existing data we capture on the customer financial graph and property graph. By continuously analyzing customer and property data captured during the loan process, we can seamlessly identify and offer products customized to our customers’ needs, for those customers who choose to purchase with us. Through expanding Better Plus products we seek to improve our economics through higher transaction value per customer without incremental customer acquisition spend. In addition, we are investing in Better Plus in order to diversify our revenue streams into relatively less rate-sensitive products as compared to refinance loans.
•Additional B2B Partners. We believe there is opportunity to add new B2B partners. We seek to pursue relationships with potential partners that are aligned with our consumer-minded ethos and want to provide seamless, digital homeownership products to their customers. Our partners trust us to do right by their customers, and we leverage the same scalable end-to-end technology powering our D2C business to offer our partners’ customers a better, faster, cheaper homeownership experience. We believe that growing our B2B business improves our long-term position by adding volume, improving customer awareness, and embedding our technology within the leading household consumer finance brands.
•Broadening U.S. Geographic and Product Coverage. As of December 31, 2024, we are licensed to offer Home Finance loan products in all 50 states and the District of Columbia. Better Real Estate is able to refer brokers in all 50 states and the District of Columbia through its agent network. Better Settlement Services, which offers title services, is licensed in 27 states and the District of Columbia. Better Cover is licensed in 50 states and the District of Columbia. However, we do not necessarily offer all products and services in all states in which we are licensed. Accordingly, we aim to increase our addressable market by providing all of our products across the United States. Additionally, we continue to invest in infrastructure to diversify and scale our loan product portfolio (FHA, VA, Non-Agency Jumbo and Non-QM) to meet demand. Due to state licensing and other regulations, the number of Better Plus products available to customers in some states is limited, providing us with substantial growth potential as we increase product availability. We plan to expand access to our Better Plus portfolio of products across the U.S. as we see market demand. This broad array of products and services, combined with expanded market access, is intended to create a one-stop shop for all of our customers’ homeownership needs.
•International Expansion. We believe international expansion represents a large addressable opportunity, as reflected in our expansion in the U.K. Similar to the U.S., the U.K. homeownership and lending experiences are broken and mired with legacy inefficiencies. We completed multiple acquisitions between 2021 and 2023 in the U.K. homeownership and banking sector, which we believe help us work towards leveraging our technology to create a more integrated consumer experience.
Risk Management & Compliance
We have a strong culture around risk management and compliance and believe our technology-driven processes and digital infrastructure help us to mitigate risks within our business.
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

We believe our integrated platform contributes to our ability to mitigate exposure to risk. Since Tinman tracks thousands of data points across each loan file, we are able to ensure that each transaction is auditable and that our loan production process is compliant with applicable state-specific and federal regulations across customer contact, pricing, underwriting and quality control. Throughout the loan process, we use third-party data that is pulled directly into our system via API to verify income, assets and other client information. We believe this data-focused approach results in lower delinquency and forbearance compared to the overall industry.
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
Our capital markets team helps mitigate interest rate risk in our loan production business by executing appropriate hedging trades between the time of interest rate lock and loan commitment to an investor. We institute different strategies depending on market conditions to provide our customers with attractive rates and ensure the stability of our loan production pipeline and our liquidity. Our sources of liquidity include loan funding warehouse facilities, the loans we produce in conformity with GSE-guaranteed takeout, as well as cash on hand. As of December 31, 2024, we had three warehouse lines of credit in different amounts and with various maturities, with an aggregate available amount of $425.0 million.
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
Our Intellectual Property
We use a combination of proprietary and third-party intellectual property. We rely on a combination of trade secrets, trademarks, Internet domain names and other forms of intellectual property, and on contractual agreements, to establish, maintain and protect our intellectual property rights and technology. We also license certain third-party technology for use in conjunction with our products.
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
Government Regulations Affecting Mortgage Loan Production, Servicing and Ancillary Services
We operate in a heavily regulated industry that is highly focused on consumer protection. The extensive regulatory framework to which we are subject includes U.S. federal, state and local laws, including various regulations and rules. Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory authority over all of our business lines. In addition, as a result of our international expansion in the United Kingdom, we are subject to increased regulation over parts of our business including by the Prudential Regulatory Authority of the Bank of England and the Financial Conduct Authority.
We incur significant ongoing costs to comply with the licensing and other legal requirements under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“the SAFE Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), among other federal statutes. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”). According to the CFPB, it implements and enforces federal consumer financial law and ensures that markets for consumer financial products are transparent, fair, and competitive. Historically, the CFPB has been active in investigations and enforcement actions and has issued large civil money penalties since its inception to parties the CFPB determines have violated the laws and regulations it enforces. Under the Biden Administration, the CFPB expanded the number and focus of examinations. It also created a registry for nonbank law violators. Given recent statements by the Trump administration, the CFPB faces an uncertain future. In all events, its priorities are likely to change. Nevertheless, we are mindful that our conduct during the Trump administration could become the subject of scrutiny during future administrations that might lead the CFPB to renew the priorities it had during the Biden administration.

We are also supervised by regulatory agencies under U.S. state law. From time to time, we receive examination requests from the states in which we are licensed that require us to provide records, documents and information relating to our business operations. State attorneys general, state mortgage and real estate licensing regulators, state insurance departments, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding our operations and activities. We are mindful that these state regulators may become more active should the CFPB’s priorities change.

We also are subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the loans we produce or facilitate and/or service. This includes, but is not limited to, Fannie Mae, Freddie Mac,
Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), FHA and the Department of Veterans Affairs (“VA”). Regulatory standards set by these entities may change in ways that impact our business. In addition, we are subject to periodic reviews and audits by the GSEs, the FHA, the Federal Trade Commission (“FTC”), non-agency securitization trustees and others. This broad and extensive supervisory and enforcement oversight will continue to occur in the future. We also may be subject to judicial and administrative decisions that impose requirements and restrictions on our business. As a highly regulated business, the regulatory and legal requirements we face can change and may even become more restrictive. In turn, this could make our compliance responsibilities more complex. The Company maintains dedicated staff on the compliance team that responds to regulatory examination requests and investigates consumer complaints in accordance with regulatory regulations and expectations.

Our business also may be indirectly impacted by changes in the law, regulations and decisions by regulators. For example, our business may be impacted by the FHFA authorizing new products such as products that would allow GSEs to purchase closed-end second mortgages.

Federal Lending and Servicing Laws and Regulations
Numerous U.S. federal regulatory consumer protection laws impact our business, including but not limited to the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, the Truth in Lending Act (“TILA”), the the Home Ownership and Equity Protection Act of 1994 (“HOEPA”), Regulation Z, the TILA-RESPA Integrated Disclosure (“TRID”) rules, the Fair Credit Reporting Act (the “FCRA”) and Regulation V, the Equal Credit Opportunity Act and Regulation B, the Homeowners Protection Act, the Home Mortgage Disclosure Act (“HMDA”) and Regulation C, the Fair Housing Act, the Fair Debt Collection Practices Act, the Gramm-Leach-Bliley Act (the “GLBA”) and Regulation P, the Bank Secrecy Act (“BSA”) and related regulations, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, the SAFE Act, the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, the Electronic Fund Transfer Act of 1978 and Regulation E, the Servicemembers Civil Relief Act, the Federal Trade Commission Act, the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, the Telephone Consumer Protection Act (“TCPA”), the Mortgage Acts and Practices Advertising Rule, Regulation N, the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM Act”), the Consumer Financial Protection Act, the final rule promulgated by the CFPB, FHFA and other regulators concerning automated property valuation models, the Bankruptcy Code and bankruptcy injunctions and stays, and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
State Lending Laws and Regulations
Because we are not a depository institution, we must comply with state licensing requirements to conduct our business. We incur significant ongoing costs to comply with these licensing requirements.
To conduct our residential mortgage lending and servicing operations in the United States, we are licensed in all 50 states and the District of Columbia. Our real estate brokerage, title agency, and homeowners insurance agency also maintain licenses to operate in certain of these states. Generally speaking, the licensing process includes the submission and approval of an application to the applicable state agency, a character and fitness review of key individuals, and an administrative review of our business operations. Such requirements occur at the initial stage of license acquisition and throughout the period of licensure.
Under the SAFE Act, all states have laws that require mortgage loan originators employed by non-depository institutions to be individually licensed to offer mortgage loan products.
In addition to applicable federal laws and regulations governing our operations, our ability to produce and service loans in any particular state is subject to that state’s laws, regulations and licensing requirements, which may differ from the laws, regulations and licensing requirements of other states. State laws often include fee limitations and disclosure and other requirements. Many states have adopted regulations that prohibit various forms of “predatory” lending and place obligations on lenders to substantiate that a customer will derive a tangible benefit from the proposed home financing transaction and/or have the ability to repay the loan. These laws have required most lenders to devote considerable resources to building and maintaining automated systems to perform loan-by-loan analysis of points, fees and other factors set forth in the laws, which often vary depending on the location of the mortgaged property. Many of these laws are vague and subject to differing interpretations, which exposes us to risk.
The number and complexity of these laws, and vagaries in how they should be interpreted, present compliance and litigation risks from inadvertent errors and omissions which we may not be able to eliminate from our operation or activities. The laws, regulations and rules described above are subject to legislative, administrative and judicial interpretation, and some of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent or differing interpretations of these laws and regulations or an insignificant number of interpretations of recently enacted laws and regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the laws and regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class-action lawsuits, with respect to our compliance with applicable laws and regulations. We note that nationally chartered banks are not subject to certain state law requirements, which results in an increased compliance burden for us, relative to such competitors.
Additionally, our business is subject to numerous types of state laws that are continuously changing, including laws related to mobile-and internet-based businesses, data privacy, disclosures and advertising laws. Together, these state laws impact our communication and data processing practices and policies, which, in turn, results in substantial compliance-related costs and expenses. Certain of these state laws also provide for civil penalties for violations, as well as a private right of action, including with respect to data breaches, which come with ever-increasing risks, including the risk of private litigation. The service providers we use, including outside counsel retained to process foreclosures and bankruptcies, also must comply with some of these legal requirements. Changes to laws, regulations or regulatory policies or their interpretation or implementation and the continued heightening of regulatory requirements could affect us in substantial and unpredictable ways.
Our Better Plus businesses, such as our real estate brokerage, title agency, and homeowners insurance agency, are also subject to state laws that may require licensure and prohibit, limit, or require approval to engage in certain conduct. For example, several states have implemented laws and regulations aimed at prohibiting certain payments and other inducements associated with referrals to or from title insurance agents or corporations. In some instances, these requirements are more expansive than RESPA, rendering useless exemptions an entity would rely on for purposes of RESPA compliance.
Other Laws
We are subject to various other laws, including employment laws related to hiring practices, overtime, and termination of team members, health and safety laws, environmental laws and other federal, state and local laws in the jurisdictions in which we operate. Our business also may be impacted directly or indirectly by Executive Orders issued during the Trump Administration.

Our Team Members and Human Capital Management
As of December 31, 2024, we had approximately 1,250 team members, of which approximately 690 were located in the United States, approximately 410 were located in India and approximately 150 were located in the United Kingdom. At such time, approximately 790 Better Home & Finance team members worked in U.S. mortgage production roles, of which approximately 510 were located in the United States and approximately 280 in India. Additionally, approximately 80 team members worked in Better Plus business lines, primarily as real estate and insurance agents and support professionals. Approximately 90 team members worked in technology and product development, of which the majority were located in the United States.
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

Cyclicality and Seasonality
The consumer lending market and the associated loan origination volumes for mortgage loans are influenced by general economic conditions, including the prevailing interest rate environment, unemployment rates, home price appreciation and consumer confidence, as well as seasonality, as home sales typically rise in the second and third quarters, with reduced activity in the first and fourth quarters, as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year. Refinance mortgage loans are sensitive to movements in the interest rate environment. However, in the past, the effect of such housing market seasonality was diminished by rising interest rates and constrained housing supply. We continue to see diminished impact of seasonality on our business as a result of these and other factors.
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
•We may be unable to effectively manage our growth, including being able to fill certain senior management roles with suitable candidates, which could have a material adverse effect on our business, financial condition and results of operations.
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

•Interest rate lock commitments represent an agreement to extend credit to a customer where the interest rate is set prior to (and conditioned on) fully underwriting and funding the loan. When loans are funded, they are classified as held for sale until they are sold. During the origination and sale process, the value of interest rate lock commitments and loans held for sale inventory rises and falls with changes in interest rates; for example, if we enter into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, the value of our interest rate lock commitment will decrease. The market value of a loan held for sale generally declines as interest rates rise, and fixed-rate loans, which make up a substantial portion of our loans, are more sensitive to changes in market interest rates than adjustable-rate loans. Such changes in the value of interest rate lock commitments and loans held for sale are recognized as a reduction in gain on loans, net, and accordingly affect our Gain on Sale Margin. We employ hedging practices designed to mitigate the effects of any fluctuations in interest rates on our financial position related to interest rate lock commitments and loans held for sale. We hedge our interest rate lock commitments and loans held for sale with forward to-be-announced securities.

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
In response to the prevailing interest rate environment and changes in macroeconomic conditions and our industry, as described in more detail elsewhere in this Annual Report, we significantly reduced our workforce to seek to align our headcount with demand for our loan production. As of December 31, 2024, we had approximately 1,250 team members, compared to approximately 10,400 team members at our peak in the fourth quarter of 2021. In total, this represents an approximately 88% reduction in our workforce over an approximately thirty-six month period, which has had other detrimental effects on our business, financial condition, and results of operations as described elsewhere in this Annual Report.

As Refinance Loan Volume declined starting in the second half of 2021 and continuing through 2024 due to prevailing interest rates, we experienced a decline in Funded Loan Volume, particularly in Refinance Loan Volume, as well as a corresponding increase in the proportion of our Funded Loan Volume that is comprised of Purchase Loan Volume, which is more labor intensive than Refinance Loan Volume. As a result, we experienced and expect to continue to experience meaningfully higher labor costs required to convert leads into Purchase Loan Volume and more customer service required to support such purchase transactions, leading to higher labor costs per loan.
These changes in our business and operations have resulted in significant challenges, with negative effects on our results of operations, employee morale, relationships with business partners and customers, and increased unplanned employee turnover in areas of our business relating to legal, compliance, finance, and accounting. In addition, further corrective actions to our workforce may be necessary to manage our business in a challenging environment, and if we take such corrective actions, such action may result in renewed negative media coverage that could have a detrimental impact on our business and employee morale. If we are unable to effectively address these challenges, our business, results of operations, and financial condition could be further negatively impacted. Similarly, to the extent that, in the future, we seek to grow various areas of our business, failure to manage future growth or declines in growth effectively could result in increased costs, materially and adversely affect our customers’ satisfaction with our product offerings, and materially and adversely affect our business, financial condition, results of operations, and prospects.
As a result of employee attrition, we have lost certain institutional knowledge and capabilities that has necessitated additional hiring, notwithstanding our decreased headcount, and there can be no assurance that we will be able to fill these roles with suitable candidates, or at all.
We have been subject to significant employee attrition, particularly among our senior management team, that has resulted in the reduction of institutional knowledge as well as capabilities in certain key functions, including legal, compliance, finance, accounting, mortgage operations, and information technology. The inability to attract or retain qualified personnel or to identify and hire individuals for the roles that we seek to fill and other current or future organizational changes could materially and adversely affect our business, financial condition, results of operations, and prospects. We believe the market for qualified talent can be particularly competitive in the engineering, data, and product areas, as well as for mortgage underwriters in certain market environments. Our ability to recruit and retain qualified personnel has also been adversely affected by the negative media coverage surrounding the series of workforce reductions and subsequent events.
Loss of our key leadership could result in a material adverse effect on our business.
Our future success depends to a significant extent on the continued services of our senior management, including Vishal Garg, our CEO, Kevin Ryan, our Chief Financial Officer, Chad Smith, President of wholly owned subsidiary, Better Mortgage Corporation, and our ability to maintain morale, minimize internal distraction, recruit and retain employees, management and directors, and make changes to our organizational structure in response to the foregoing events. We believe Mr. Garg has been critical to our operations and key to setting our vision, strategic direction, and execution priorities. The experience of our other senior management, including Mr. Ryan and Mr. Smith, is a valuable asset to us and would be difficult to replace. A failure to recruit and retain employees, including members of our senior management team, while preserving and improving our mission-based culture to adapt to the challenges and requirements of becoming a public company could materially and adversely affect our future success.

We may not be able to maintain or further develop our loan production business, which could materially and adversely affect our business, financial condition, results of operations and prospects.
Our loan production business primarily consists of providing loans to home buyers, refinancing existing loans and providing HELOC loans. Loan production for home buyers is greatly influenced by traditional participants in the home buying process such as real estate agents and home builders. As a result, our ability to offer competitive financing options to these traditional participants’ customers will influence our ability to maintain or further develop our loan production business. Loan production for refinancing customers’ existing loans is almost entirely driven by interest rates and our ability to maintain or further develop that portion of our business is primarily dependent on the interest rates we offer relative to market interest rates and customers’ current interest rates. Our HELOC loan originations are similarly dependent on interest rates, as well as available homeowner equity, and typically decline if interest rates increase or residential real estate values decline. For more information on the impact of interest rates on our business, see “—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—Our business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates may have a material adverse effect on our business, financial condition, results of operations, and prospects.”

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
We have a history of operating losses and expect to incur significant losses for the foreseeable future.
We have experienced net losses and negative cash flows from operations for the majority of our operating history. The year ended December 31, 2020 was the only year that we have achieved an annual operating profit, but that year was followed with a net loss of $301.1 million for the year ended December 31, 2021, a net loss of $888.8 million for the year ended December 31, 2022, a net loss of $536.4 for the year ended December 31, 2023, as well as a net loss of $206.3 million for the year ended December 31, 2024. Our recent financial performance has been adversely affected as a result of numerous factors, including:
•persistent elevated interest rates, which have the effect of reducing industry mortgage origination volume, increasing competition for customers, and reducing revenue;
•continued investments in our business (including investments to expand our product offerings); and
•outsized costs relative to our Funded Loan Volume and revenue resulting from changes in the macroeconomic environment and our business (as described elsewhere in this Annual Report), including sales and operations compensation expense to support higher Purchase Loan Volumes, expenses associated with non-mortgage business lines including Better Real Estate, legal and professional service expenses associated with our litigation, and technology and product development expenses resulting from continued investment in our platform.
Additionally, certain of our historical costs and expenses may continue to remain elevated in future periods, which could materially and adversely affect our future operating results if our revenue does not increase. We may also face increased regulatory compliance costs associated with growth and the expansion of our customer base. Our efforts to grow our business, including our previously announced plan to expand our operations to include physical locations, and offer new products have been and may continue to be more costly than we expect, we may not be able to increase our revenue enough to offset our increased operating expenses and the investments we need to make in our business, and new products may not succeed. We may continue to incur significant losses in the future for several reasons, including as a result of the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other presently unknown events or risks. If we continue to be unable to achieve and maintain consistent profitability, this would materially and adversely affect the value of our business and Common Stock.
Our period of rapid growth and subsequent losses makes it difficult to evaluate our future prospects and we may not be able to grow our revenues or regain profitability in the future.
We believe our prior growth rates were partially driven by interest rates being at historic lows and the increased use of online services. Although our goal remains to pursue profitable growth over the long term, we do not believe that the revenue growth rate and profitability we experienced in 2020 and the first half of 2021 are representative of expected future growth rates and profitability. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future financial performance. Furthermore, we have a limited operating history, and we have encountered and will continue to encounter risks, uncertainties, expenses, and difficulties, including navigating the complex and evolving regulatory and competitive environments, increasing our number of customers, and increasing our volume of loan origination. If we fail to achieve the necessary level of efficiency in our organization as it evolves, or if we are not able to accurately forecast future financial performance, our business will be harmed. Moreover, if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or we are unable to maintain consistent revenue or revenue growth, it may be difficult to achieve or maintain profitability and the market price of our Common Stock may be volatile and materially and adversely affected.

Our business depends, in part, on the success of our relationships with third-party vendors and the success of our strategic relationships in allowing us to attract potential customers for and to deliver our products, and our ability to grow our business depends on our ability to continue these relationships.
We are dependent upon certain third-party software platforms for certain functions. Failure of these or any other technology providers to maintain, support, or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technology, could materially and adversely impact our relationship with our customers, damage our reputation and brand, and harm our business and operating results. We also have significant vendors and commercial partners that, among other things, provide us with financial, technology, insurance, and other services to support our business. If our current technology providers and vendors were to stop providing services to us on acceptable terms or at all, or if our commercial partners were to terminate their relationships with us, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all. We may incur significant costs to resolve any such disruptions in services or the loss of commercial partnerships and this could materially and adversely affect our business, financial condition, and results of operations.
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
If we are unsuccessful in developing or maintaining our relationships with strategic partners and affiliates and identifying new strategic partners and establishing relationships with them in a timely and cost-effective manner, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may be materially and adversely affected. There can be no assurance that we will be successful in the implementation of these relationships and implementation or, if necessary, termination could require substantial time and attention from our management team. Additionally, we cannot assure you that we will be able to successfully replace a terminated relationship with a new partner. In addition, in some cases, our strategic partners may compete with certain parts or all of our business. Negative publicity about us, such as the negative media coverage surrounding our workforce reductions, could cause our current commercial partners or potential commercial partners to reassess their relationship with us and determine to not renew their arrangements with us or to not pursue new relationships with us. In 2022, such negative publicity and reputational concerns led a commercial partner to terminate its relationship and not to proceed with a pilot program.

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
We depend on our ability to sell loans and MSRs in the secondary market to a limited number of investors and to the GSEs and other secondary market participants. If our ability to sell loans and MSRs is impaired, we may not be able to originate loans and related MSRs.
Substantially all of our loan production and related MSRs are sold to a limited number of purchasers in the secondary market. Accordingly, our business depends on our ability to sell our loan production. The gain recognized from sales of our loan production in the secondary market represents a significant portion of our revenues and net earnings. Our ability to sell and the prices we receive for our loans vary from time to time and may be materially adversely affected by several factors, including, without limitation: (i) an increase in the number of similar loans available for sale; (ii) conditions in the loan securitization market or in the secondary market for loans in general or for our loans in particular, which could make our loans less desirable to potential purchasers; (iii) defaults under loans in general; (iv) loan-level pricing adjustments imposed by Fannie Mae and Freddie Mac, including adjustments for the purchase of loans in forbearance or refinancing loans; (v) the types and volume of loans being originated or sold by us; (vi) the level and volatility of interest rates; and (vii) unease in the banking industry caused by, among other things, recent bank failures. An inability to sell or a decrease in the prices paid to us upon sale of our loans and MSRs would be detrimental to our business, as we are dependent on the cash generated from such sales to fund our future loan production and repay borrowings under our warehouse lines of credit. If we lack liquidity to continue to fund future loans, our revenues on new loan productions would be materially and adversely affected, which in turn would materially and adversely affect our potential to again achieve profitability. The severity of the impact would be most significant to the extent we were unable to sell conforming home loans to the GSEs or sell MSRs to private purchasers.

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
When we sell a mortgage loan or an MSR to a purchaser, we make certain representations and warranties. If a mortgage loan or MSR does not comply with the representations and warranties, we could be required to repurchase the loan or MSR, and/or indemnify secondary market purchasers for losses. If this occurs, we may have to bear any associated losses directly, as repurchased loans typically can only be sold at a steep discount to their purchase price.

As of December 31, 2024, we had accrued $7.5 million in connection with our reserve for repurchase and indemnification obligations. The loan repurchase reserve represents our estimate of the total losses expected to occur and, while we consider such reserve to be adequate, we cannot assure you that it will be sufficient to meet repurchase obligations in the future.

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
We also rely on our ability to attract online consumers to our websites to then convert them into loan applicants and customers in a cost-effective manner. Our competitors may increase their online marketing efforts and outbid us for placement on various financial services lead aggregator websites or for search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, internet search engines could revise their methodologies in a way that would adversely affect the prominence of our search results rankings. If internet search engines modify their search algorithms in ways that are detrimental to us, if financial services sites increase their prices or refuse to include our product offerings in their product-offering comparison tools, or if our competitors’ marketing or promotional efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline. In addition, although we have expanded our direct-to-consumer, or D2C, acquisition channels, including direct mail and identification of applicants from real estate agents, there can be no assurance that these efforts will succeed.

These marketing efforts may prove unsuccessful due to a variety of factors, including increased costs to use online advertising platforms, ineffective campaigns, and increased competition and there can be no assurance that any increased marketing and advertising spend allocated to either of our customer acquisition channels in order to maintain and increase the number of visitors directed to our website will be effective. Certain factors not within our control, such as a change to the search engine ranking algorithm or an increased prominence of generative AI on the search engine result page, could negatively impact our efforts. Any reduction in the number of visitors directed to our platform through internet search engines, financial services sites, social networking sites or any new strategies we employ could materially and adversely affect our business, financial condition, results of operations, and prospects.

We may be subject to liability in connection with loans we deliver to third parties, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
In addition to producing loans in our own name and with our own funds, we also have taken and continue to take mortgage loan applications and deliver them to third-party lenders that sourced the applicants. We may perform fulfillment services for lenders in the future. When we act as an outsourced loan producer, we deliver mortgage applications subject to a pre-existing contractual arrangement with the other lender. If, in delivering those mortgage loan applications, we provide insufficient application information, provide the applicant non-compliant federal or state disclosures, do not meet applicable registration, licensing, or other applicable federal or state law requirements, or otherwise fail to comply with our agreements with the applicants or the lender, or if we are deemed to be the “true lender” of the loans based on our involvement in the origination and fulfillment of the loans and our secondary market purchase of certain of the loans, we can be held financially responsible for such issues and be subject to potential regulatory enforcement risk or litigation. In addition, we may incur liability from the lender or be subject to regulatory enforcement risk in the event that the ultimate borrower engaged in mortgage fraud, or the mortgage loan borrowers fail to perform on their loans. Further, recent negative press as described elsewhere in this Annual Report may make it more difficult to enter into new arrangements with additional lenders.

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
In addition, from time to time, we are subject to civil claims or investigations asserting that some employees are improperly classified under applicable law. For example, we are currently party to pending civil legal claims alleging that we failed to pay certain employees for overtime in violation of the Fair Labor Standards Act and labor laws of the State of California. A determination in, or settlement of, any lawsuit or other legal proceeding relating to classification of our employees could materially and adversely affect our business, financial condition, results of operations, and prospects. For more information, see “—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—Our CEO is involved in litigation that could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.”
We have identified three ongoing material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.
We have identified material weaknesses in our internal control over financial reporting as of December 31, 2023, 2022 and 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses in our internal control over financial reporting include:
•There was a material weakness related to actions taken by our CEO that failed to set a tone at the top that supported an effective control environment.
•There was a material weakness related to the design, implementation, and operating effectiveness of internal controls over financial reporting due to the limited number of accounting personnel with relevant experience and sufficient capacity; and

•There was a third material weakness caused by the limited number of accounting personnel with relevant experience and sufficient capacity to verify that control activities with respect to the work of the valuation specialist were appropriately designed, implemented and operating effectively to ensure proper valuation of certain complex financial instruments.

We have commenced a plan of remediation to remedy the material weaknesses. However, the implementation of these measures may not fully address the material weaknesses in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be adversely affected. For the measures we have taken and plan to take to remediate the identified material weakness and further evolving our accounting processes, see Part II, Item 9A (Controls and Procedures).

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
Mr. Garg is or has been involved in litigation related to prior business activities that includes at least one allegation about Better. In one action, the plaintiff alleged, among other things, that the Better Founder and CEO breached his fiduciary duties to another company he co-founded prior to Better, misappropriated intellectual property and trade secrets, converted corporate funds, and failed to file corporate tax returns. Mr. Garg’s motion for partial summary judgment was granted on April 13, 2023, resulting in the dismissal of certain breach of fiduciary duty claims, among others, including claims that he misappropriated intellectual property and trade secrets for use in his other companies, as well as a judgment against plaintiff for conversion. That dismissal and judgement were upheld on appeal, but there is no guarantee the plaintiff will not appeal further. In April 2024, that action went to trial in New York state court and the jury rendered a verdict against Mr. Garg but no judgment has been entered, and a judgment notwithstanding the verdict has been fully briefed. In another action, plaintiff-investors in a prior business venture alleged that they did not receive required accounting documentation, that the Better Founder and CEO misappropriated funds that should have been distributed to the plaintiff-investors, and that such funds could have been invested in Better. An New York state appeals court recently dismissed all claims against Mr. Garg except one for corporate waste, which is scheduled for trial in July 2025. These and other litigations could divert Mr. Garg’s attention from our business regardless of the outcome of such litigations.
There has been and will likely continue to be a large amount of publicity regarding the litigation and claims discussed above, which could negatively affect our reputation. If we were to become involved in any of those litigations, our involvement could impose a significant cost and divert resources and the attention of Mr. Garg and other members of our executive management from our business, regardless of the outcome of such litigations. Such costs, together with the outcome of the actions if resolved unfavorably, could materially and adversely affect our business, financial condition, and results of operations. Further, depending upon the outcome of these litigations, our licenses, which are necessary to conduct our business, could be materially and adversely affected.
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
Interest rate fluctuations have a significant effect on our results of operations and cash flows. The market value of loans held for sale and interest rate lock commitments (“IRLCs”) generally change along with interest rates. The value of such assets moves opposite of interest rate changes. For example, as interest rates rise, the value of existing mortgage assets falls. We actively engage in risk management policies to mitigate these risks. We operate under hedging practices designed to mitigate the effects of any fluctuations in interest rates on our financial position related to IRLCs and loans held for sale. We hedge our IRLCs and loans held for sale with forward to-be-announced securities.

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
We produce loans eligible for sale to Fannie Mae and Freddie Mac, and loans eligible for government insurance or guarantee through the FHA and VA. Currently, a significant portion of the loans that we sell are purchased by Fannie Mae or Freddie Mac. We believe that the portion of our loans purchased by the GSEs was elevated in 2020 due to a decline in activity by private purchasers arising from market conditions at the onset of the COVID-19 pandemic, but as conditions stabilized, private purchasers improved their pricing and began purchasing a greater share of our loan volume beginning in 2021. In 2021, we increased the share of our loans purchased by private purchasers, and maintained a higher share of loans purchased by private purchasers in 2022 and 2023 compared to 2020. Nevertheless, as a consequence of the variability and concentrated nature of our customer base in the secondary market for our loan production, the loss of one of our purchasers of our loan production would materially and adversely affect our revenue.
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
For further discussion, see “—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—We depend on our ability to sell loans and MSRs in the secondary market to a limited number of investors and to the GSEs and other secondary market participants. If our ability to sell loans and MSRs is impaired, we may not be able to originate loans and related MSRs.”
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
Our business is subject to the risks of catastrophic events such as earthquakes, fires, floods and other natural catastrophic events, interruption by man-made issues such as strikes and terrorist attacks.
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, strikes, health pandemics, terrorist attacks, and similar events. Disease outbreaks have occurred in the past (including severe acute respiratory syndrome, avian flu, H1N1/09 flu, and COVID-19) and any prolonged occurrence of infectious disease or other adverse public health developments could have a material adverse effect on the macro economy and/or our business operations. In addition, strikes, terrorist attacks, and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays, or loss of critical data. These types of catastrophic events could also affect our loan servicing costs, increase our recoverable and our non-recoverable servicing advances, increase servicing defaults, and negatively affect the value of our MSRs. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters or terrorist attacks affecting areas where our operations are located, and our business interruption insurance may be insufficient to compensate us for losses that may occur.

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
We have expanded our business and operations in the United Kingdom through acquisitions of two internet-enabled real estate finance businesses and Birmingham Bank in 2021 and 2023, respectively. There can be no assurance that our management team’s experience operating in the United States will enable us to successfully operate businesses in the United Kingdom and no assurance that we will be able to successfully integrate these entities into the Better Home & Finance ecosystem. Additionally, our management team has limited experience with operating a bank, which will compound the challenges of successfully managing the operations of Birmingham Bank and realizing the benefits of this acquisition. We may need to localize our business practices, culture, and operations and there can be no assurance that we will develop the necessary expertise to compete effectively against incumbent firms. We may also face protectionist policies that could, among other things, hinder our ability to execute our business strategies, and put us at a competitive disadvantage relative to domestic companies. Failure to manage these risks and challenges could negatively affect our ability to expand our international and cross-border businesses and operations as well as materially and adversely affect our business, financial condition, and results of operations, both for these newly acquired entities and for our business as a whole.

Our business operations in the United Kingdom subjects us to laws and regulations with which we have limited experience, which could increase our costs associated with compliance and individually or in the aggregate adversely affect our business.
We are subject to laws and regulations affecting our domestic and international operations in a number of areas, including in the United Kingdom, where we operate in highly regulated industries. These U.S. and U.K. laws and regulations affect the Company’s activities including, but not limited to, in areas of employment, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, intellectual property, tax, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy, anti-competition, health and safety, and vacation packaging. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and the required conduct to comply with law and regulations may be inconsistent across jurisdictions, further increasing the costs of compliance and doing business. In particular, our ownership of Birmingham Bank, may require us to assist the bank in complying with certain other laws and regulations applicable to banks, including regulation of the bank by the Prudential Regulation Authority and the Financial Conduct Authority. We have not previously been engaged in banking activities or subject to banking regulations, particularly those of the United Kingdom, and we may face additional risks and costs. If we are unable to effectively comply with regulatory requirements in the United Kingdom, or if the cost of such compliance exceeds our expectations, our results of operation and financial condition could be materially and adversely affected.

We have global operations that could be materially and adversely affected by changes in political or economic stability or by government policies in the U.S., United Kingdom, India or globally.
As of December 31, 2024, we had operations, including approximately 33% and 7% of our workforce, located in India and the United Kingdom, respectively. Our operations in India are subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. Additionally, our operations in the United Kingdom subject us to political or economic risks that are potentially more challenging than those we face in the U.S. business. The political or regulatory climate in the United States, or elsewhere, also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them.

Local laws and customs in many countries differ significantly from those in the United States. We are responsible for any violations by our employees, contractors and agents, whether based within or outside of the United States, for violations of the FCPA. In many countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions, including the Corruption of Foreign Public Officials Act and the UK Bribery Act 2010, prohibit corporations and individuals, including us and our employees, from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. A violation of any of these laws, even if prohibited by our policies, could have a material adverse effect on our business, financial condition or results of operations. Actual or alleged violations could damage our reputation, be expensive to defend, and impair our ability to do business.

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
We derive almost all of our revenue from our mortgage loan production business, which we refer to as Home Finance, and other related services. We believe that to remain competitive, we must continually expend resources to enhance and improve our technology, product offerings and product lines. Accordingly, we expect to continue to enhance our automated processes, grow our purchase business and improve cross-sell of non-mortgage products across our homeownership platform (subject to any applicable affiliated business arrangement or other disclosure or business restrictions), but there is no assurance that any of these actions will achieve their desired effect or that we will accurately predict and adapt to demand or growth of new or existing products or predict and adapt to changes in the mortgage market and macro environment. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance” and “—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—We have a history of operating losses and expect to incur significant losses for the foreseeable future.”
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
or our loan products offered through Home Finance, as of March 1, 2025, we are licensed to operate in all 50 states and the District of Columbia across various credit and income profiles. For the fiscal year ended December 31, 2024, approximately 30% of our Funded Loan Volume was secured by properties concentrated in three states: California (approximately 12%), Texas (approximately 9%) and Florida (approximately 9%). No other state represented more than 6% of our Funded Loan Volume for the period presented. To the extent that these states in the future experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, the concentration of loans that we produce in those states may decrease and materially and adversely affect our business. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could materially and adversely affect our business, financial condition, results of operations, or prospects.
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
We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications, and data centers, as well as those of certain third parties. Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology must provide a loan application experience and homeownership product offerings that equal or exceed the experience provided by our competitors. We have, and may in the future, experience service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, including those of internet service providers, team member misconduct, human error, denial of service or information, cyberattacks, including computer hackers, computer viruses and disabling devices, malicious or destructive code, as well as natural disasters, health pandemics and other similar events. Any such disruption could interrupt or delay our ability to provide product offerings to our applicants or customers and could also impair the ability of third parties to provide critical services to us. Although we have undertaken measures intended to protect the safety and security of our information systems and the information systems of our third-party providers and the data therein, there can be no assurance that disruptions, failures and cyberattacks will not occur or, if they do occur, that they will be adequately addressed in a timely manner. Such measures may in the future fail to prevent or detect unauthorized access to our team member, customer and loan applicant information, and our disaster recovery planning may not be sufficient to address all technology-related risks, which are constantly evolving.

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
Issues related to the development, proliferation and use of AI could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.

We currently incorporate AI technology in certain of our products and services and in our business operations, and we believe the proliferation of AI will have a significant impact on customer preference and market dynamics in our industry. Our research and development of such technology remains ongoing, and our ability to develop effective and ethical AI technology will be critical to our financial performance and long-term success. We may be unable to develop and implement AI, both for internal operations and external support, that keeps pace with the rapid proliferation of AI systems by competitors in our industry, which may negatively impact our business and financial performance.

AI presents risks, challenges, and unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and machine learning methodologies may be flawed. For example, the use of AI algorithms may raise ethical concerns and legal issues due to perceived or actual unintentional bias in the processing of loan applications. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. Further, while we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, including potential government regulation of AI, deficiencies and/or failures could give rise to legal and/or regulatory action, damage our reputation or otherwise adversely affect our business.

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
Trademarks, trade secrets, and other intellectual property and proprietary rights are important to our success and our competitive position. We rely on a combination of trademarks, service marks, trade secrets and domain names, as well as confidentiality procedures and contractual provisions to protect our intellectual property and proprietary rights. We also rely on our trademarks, service marks, domain names and logos to market our brands, to build and maintain brand loyalty and recognition and to generate goodwill. Despite these measures, third parties may attempt to disclose, obtain, copy or use intellectual property owned or licensed by us and these measures may not prevent misappropriation, infringement, reverse engineering or other violation of intellectual property or proprietary rights owned or licensed by us, particularly in foreign countries where laws or enforcement practices may not protect our proprietary rights as fully as in the United States. In addition, departing employees have misappropriated, and may attempt to misappropriate, software upon their departure in a manner that may be difficult to detect, or to prove in a court action undertaken to remedy the misappropriation. Furthermore, confidentiality procedures and contractual provisions can be difficult or costly to enforce and, even if successfully enforced, may not be entirely effective. In addition, we cannot guarantee that we have entered into confidentiality agreements with all team members, partners, independent contractors, consultants or other third parties that have or may have had access to our trade secrets or other proprietary or confidential information. Additionally, such confidentiality agreements may be breached or adequate remedies may not be available in the event of an unauthorized access, use or disclosure of our trade secrets or other proprietary or confidential information. Any issued or registered intellectual property owned by or licensed to us may be challenged, invalidated, held unenforceable or circumvented in litigation or other proceedings, including re-examination, inter partes review, post-grant review, covered business method review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), and such intellectual property rights may be lost or no longer provide us meaningful competitive advantages.
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
Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We may encounter disputes from time to time concerning intellectual property rights of others, including our competitors, and we may not prevail in these disputes. Third parties may raise claims against us alleging infringement, misappropriation or other violations of their intellectual property rights, including trademarks, copyrights, patents, or trade secrets. We may not be aware of whether our products or services, or products and services we license from third parties, do or will infringe existing or future patents or other intellectual property rights of others. In addition, there can be no assurance that one or more of our competitors who have developed competing technologies or our other competitors will not be granted patents for their technology and allege that we have infringed such patents. Some third-party intellectual property rights may be broad, and it may not be possible for us to conduct our operations in such a way as to avoid all alleged infringements, misappropriations or other violations of such intellectual property rights. In addition, former employers of our current, former or future employees or contractors may assert claims that such employees or contractors have improperly disclosed to us or misappropriated the confidential or proprietary information of these former employers. Litigation may be necessary to enforce our intellectual property rights, defend against alleged infringement or determine the validity and scope of proprietary rights claimed by others. Such disputes or litigation could be costly, time consuming and could result in the diversion of time and attention of our management team, and the resolution of any such disputes or litigations is difficult to predict.
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
We currently have a lower proportion of loans funded through our warehouse lines than our typical past practice. As our origination volumes have declined, the number of loans we originate that are ineligible for warehouse funding, or are required to be repurchased from loan purchasers due to underwriting defects, have made up a larger share of our loans held for sale. Specifically, a loan purchaser can require us to repurchase a defective loan up to three years after sale, and therefore even if the percentage of loans requiring repurchase remains steady, they make up a larger portion of current loans held for sale given the volume decline. Additionally, our net losses in 2024, 2023 and 2022 have led to lower advance rates under our warehouse facilities than we have had in the past. Because our business model is to utilize warehouse facilities as short-term financing for our loan production, the decreased utilization of our warehouse lines for our current portfolio of loans held for sale may have a stronger effect on our liquidity than it would otherwise.
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
The completion of the Business Combination (the “Closing”) required certain state regulatory approvals from states in which we are licensed. We did not receive approval from New York state regulators prior to Closing of the Business Combination, including the New York State Department of Financial Services. Accordingly, the New York State Department of Financial Services has the discretion to suspend or revoke our license or otherwise restrict our ability to originate or service loans in New York and impose administrative fines, penalties or enforcement actions or civil and/or criminal penalties. We continue to work to obtain approval from New York state regulators for the Business Combination. While New York comprised approximately 5% of our Funded Loan Volume in 2023, restrictions on our ability to originate loans in New York or other enhanced regulatory scrutiny would negatively affect our business, results of operations and growth prospects, as well as potentially negatively impact market perception of us and our relationships with vendors and other stakeholders.
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
The CFPB implemented loan disclosure requirements, effective in October 2015, and has subsequently revised such requirements a number of times, to combine and amend certain TILA and RESPA disclosures. The TRID rules significantly changed consumer-facing disclosure rules and added certain waiting periods to allow consumers time to shop for and consider the loan terms after receiving the required disclosures. If we fail to comply with the TRID rules, including but not limited to disclosure timing requirements and the requirements related to disclosing fees within applicable tolerance thresholds, we may be unable to sell loans that we produce or purchase, we may be required to sell such loans at a discount compared to other loans, or we may be subject to repurchase or indemnification demands from purchasers or insurers/guarantors of such loans, including the GSEs, FHA, or VA, among others; further, the right to rescind certain loans could be extended, we could be required to issue refunds to consumers, and we could be subject to regulatory action, penalties, or civil litigation. Moreover, CMS weaknesses could be determined to exist, for example, if there are patterns of TRID violations, including but not limited to uncorrected violations. Following third-party audits of samples of loans produced during 2018, 2019, and 2021, we became aware of certain TRID defects in our loan production process that resulted in the final closing costs disclosed in the closing disclosure, in some instances, being greater than those disclosed in the loan estimate, outside applicable tolerances under the TRID rule, which resulted in overcharges to consumers. We have reserved approximately $6.6 million as of December 31, 2024, for potential refunds due to consumers for TRID tolerance errors for loans produced from 2018 through 2024, and we conducted a detailed review of all loan files from that time period with a third-party service provider and continue to use this third-party service provider for ongoing review and remediation. The Company completed a TRID audit of 2022 files and is continuing to remediate TRID tolerance defects as necessary. Although the Company has reserved for potential refunds and remediation costs, as discussed above, we are not able to estimate any penalties that may be imposed by federal or state regulators, including the CFPB as described above. Accordingly, there can be no assurance that the amount that we have reserved will be sufficient to cover all costs associated with these matters. See “—Risks Related to Our Regulatory Environment—The CFPB continues to be active in its monitoring of the loan production and servicing sectors. New or revised rules and regulations and more stringent enforcement of existing rules and regulations by the CFPB could result in increased compliance costs, enforcement actions, fines, penalties and the inherent reputational harm that results from such actions.”
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
Antidiscrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. States have analogous anti-discrimination laws that extend protections beyond the protected classes under federal law, extending protections, for example to gender identity. Various U.S. federal regulatory agencies and departments, including the U.S. Department of Justice and the CFPB, take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor is not permitted to consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals).

These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. The U.S. Supreme Court has confirmed that the “disparate impact” theory applies to cases brought under the Fair Housing Act (“FHA”). In September 2020, HUD released a final rule amending the agency’s interpretation of the FHA disparate impact standard to better align with the 2015 U.S. Supreme Court case; however, HUD more recently in March 2023 finalized a rule rescinding HUD’s 2020 final rule and restoring HUD’s 2013 disparate impact standard. Although it is still unclear whether the “disparate impact” theory applies under the Equal Credit Opportunity Act, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the Fair Housing Act and the Equal Credit Opportunity Act in the context of home loan lending and servicing. To the extent that the “disparate impact” theory continues to apply, we may be faced with significant administrative burdens in attempting to comply and potential liability for failures to comply.

Furthermore, many industry observers believe that the “ability to repay” rule issued by the CFPB will have the unintended consequence of having a disparate impact on protected classes. Specifically, it is possible that lenders that make only Qualified Mortgages may be exposed to discrimination claims under a disparate impact theory. Beyond exposure to potential fair lending or servicing claims under disparate impact theory, lenders face increasing regulatory, enforcement and litigation risk under the FHA and ECOA from claims of “redlining” and “reverse redlining”. Redlining is the practice of denying a creditworthy applicant a loan for housing in a certain neighborhood even though the applicant may be otherwise qualified. Reverse redlining is targeting an applicant in a certain neighborhood for higher cost products or services. In late 2021, the DOJ launched a “combating redlining initiative” and partnership with other federal and state agencies, including the CFPB, to police these practices, making clear they are a high priority across the financial services regulatory ecosystem.

In June 2021 the U.S. Federal Government also formed an interagency task force to address concerns around improper bias in home appraisals. The CFPB, HUD and FHFA all have been clear that policing such bias and working to develop new guidance for industry as to how it can reduce human discretion in the home appraisal and valuation process are key agency priorities. Such efforts could result in a change in our appraisal practices or expose us to liability under the FHA or ECOA.

In addition to reputational harm, violations of the ECOA and the FHA can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

Relatedly, state legislatures and state financial regulatory agencies are becoming increasingly interested in implementing state level versions of the federal Community Reinvestment Act of 1977 (“CRA”). The federal CRA was enacted as part of several landmark pieces of legislation to address systemic inequities in access to credit, expand financial inclusion, and reverse the impact of decades of redlining in low and moderate-income (“LMI”) communities and minority communities. The federal CRA currently only applies to federally insured depository banks and institutions, and evaluates their lending, services and investments in LMI and minority communities. However, certain state CRAs expanded the scope of application to include non-depository mortgage lenders, such as Rocket Mortgage. The lack of consistency and clarity on the scope of how the state level CRAs will be applied and how entities will be examined presents unknown compliance risks that may adversely impact our operations, and could inadvertently provide additional evidentiary support for potential disparate impact claims.

Government regulation of the internet and sales and marketing on the internet is evolving, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws.
We are subject to a number of regulations and laws that apply generally to businesses, as well as regulations and laws specifically governing the internet and marketing over the internet. Existing and future regulations and laws may impede the growth and availability of the internet and online services and may limit our ability to operate our business. These laws and regulations, which continue to evolve, cover privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, consumer protections, the provision of online payment services, unencumbered internet access to our product offerings, the design and operation of websites and the characteristics and quality of product offerings online. For example, the FTC has promulgated a revised Safeguards Rule and the New York Department of Financial Services promulgated updated cybersecurity regulations. We cannot guarantee that we have been or will be fully compliant with every law or regulation in every jurisdiction. Moreover, increased regulatory and enforcement efforts by federal and state agencies and the potential prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices have become more likely. In addition, the adoption of any laws or regulations, or the imposition of other legal requirements, that adversely affect our digital marketing efforts could decrease our ability to offer, or respond to customer demand for, our product offerings, resulting in lower revenue. Future laws and regulations, or changes in existing laws and regulations or how they are interpreted or applied, could also require us to change our business practices, raise compliance costs or other costs of doing business and materially and adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to Ownership of Common Stock and Better Home & Finance Operating as a Public Company
The market price of Class A Common Stock and Warrants has previously and in the future may continue to decline significantly.
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
•the failure of securities analysts to publish research about us, negative analyst reports regarding our securities or shortfalls in our results of operations compared to levels forecast by securities analysts; and
•economic and other external factors, including the general state of the securities market.
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
Vishal Garg, our CEO, controls over 20 percent of our voting power and is able to exert significant influence over the direction of our business, both as our CEO and as a significant stockholder, as well as through our commercial relationships with his various affiliates, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Vishal Garg, our CEO, owns shares of our Class B Common Stock that, as of March 10, 2025, entitled him to approximately 20% of the voting power of our outstanding common stock. Mr. Garg’s voting power will increase over time as holders of our Class B Common Stock, which carries three votes per share, sell shares into the market as Class A Common Stock, which carries only one vote per share. Assuming that all shares of Class B Common Stockholders, other than those beneficially owned by Mr. Garg, convert into Class A Common Stock, we expect that Mr. Garg would have approximately 34.9% of the voting power of our outstanding common stock. Given our current corporate governance structure, Mr. Garg would be able to exercise significant influence over the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets. our directors and leadership on an ongoing basis, notwithstanding unfavorable media coverage, challenging business conditions, potential conflicts with other affiliated entities, distraction from other pursuits, and personal litigation described below and elsewhere in this Annual Report. Additionally, as our CEO Mr. Garg has significant control over the day-to-day management and the implementation of our major strategic decisions, subject to authorization and oversight by the Board including our Executive Chairman, Harit Talwar. As a board member and officer, Mr. Garg owes a fiduciary duty to our stockholders and must act in good faith and in a manner reasonably believed to be in the best interests of stockholders. However, he will still be entitled to vote the shares over which he has voting control, which may be in a manner that other stockholders do not support.
In addition, Better Home & Finance receives services from certain affiliates of Mr. Garg, including:
•TheNumber, LLC, which is controlled and partially owned by Mr. Garg and was co-founded by Mr. Garg along with Nicholas Calamari, our Chief Administrative Officer and Senior Counsel, and provides data inputs and analytics on which our platform relies, lead generation and risk analysis services.
•Notable Finance, LLC (“Notable”), which is controlled by and partially owned by Mr. Garg and other senior leadership of Better Home & Finance, including Nicholas Calamari, our Chief Administrative Officer and Senior Counsel, have various commercial arrangements with us and our affiliates, including (i) administration of the

Better Home Improvement Line of Credit, a closed-end, unsecured line of credit issued on a debit card to be used for home-related spending, (ii) providing a private label consumer lending program agreement and (iii) purchasing from Notable funded Home Improvement Line of Credit loans. We also market the Better Home Improvement Line of Credit to our customers through special offers and rewards for customers and pay Notable an administrative fee per each Home Improvement Line of Credit loan originated.
•Various members of our management team and legal department previously had, presently have, and may in the future may have additional, ownership interests in, employment by and contractual obligations to other entities affiliated with 1/0 Capital, Mr. Garg’s investment management firm, and Mr. Garg. For example, Nicholas Calamari, our Chief Administrative Officer and Senior Counsel, maintains an ownership stake in 1/0 Capital, as well as a direct ownership interest in Notable and TheNumber. Such interests could divert the attention of our management from our business or create conflicts of interests, including litigation or investigations that could materially and adversely affect the reputation and perception among our consumers or potential team members of Mr. Garg or our management team, which could in turn materially and adversely affect our business, financial condition and results of operations.
For more information, see “Note 16, Related Party Transactions,” to our consolidated financial statements included in this Annual Report.
This continued relationship exposes us to particular risks and uncertainties regarding Mr. Garg’s control over our operations, both directly, as a stockholder and through various affiliates, which could materially and adversely affect our business, financial condition, results of operations, and prospects.maintains a position of significant influence over our governance and operations in his capacity as our CEO and our largest stockholder, as well as through various affiliates that provide services and technology to Better Home & Finance.

The existence of multiple classes of common stock may materially and adversely affect the value and liquidity of Class A Common Stock.
Our multiple class structure may result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies utilizing dual or multi-class capital structures in their indices. Under such policies, our multiple class capital structure would make us ineligible for inclusion in those indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. Any such exclusion from indices could result in a less active trading market for our Class A common stock..
In addition, several stockholder advisory firms have announced their opposition to the use of dual or multiple class structures. As a result, the multiple class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock. The difference in the voting rights of our Class A, Class B and Class C common stock could harm the value of our Class A common stock to the extent that any investor or potential future purchaser of our Class A common stock ascribes value to the right of holders of our Class B common stock to hold at all times 51% of our voting power. The existence of multiple classes of common stock could also result in less liquidity for our Class A common stock than if there were only one class of our common stock.

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
We continue to incur increased costs and are subject to additional regulations and requirements as a public company.
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
If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, the price and trading volume of the Company’s securities could decline.
The trading market for the Company’s securities will depend in part on the research and reports that analysts publish about our business. We will not have any control over these analysts, and the analysts who publish information about us may have relatively little experience with the Company or its industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If few or no securities or industry analysts cover us, if one or more of the analysts who cover us ceases coverage of us or fails to publish reports on us regularly, the trading price for the Company’s securities would be negatively impacted. If one or more of the analysts who cover us downgrades the Company’s securities or publishes inaccurate or unfavorable research about our business, the price of the Class A Common Stock would likely decline.
Certain data and information in this Annual Report were obtained from third-party sources and were not independently verified by us.
This Annual Report includes third-party data as well as our estimates relating to our target market opportunity and growth rates. Market opportunity estimates and growth forecasts, such as the Fannie Mae Housing Forecast, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The estimates and forecasts in this Annual Report relating to the size and expected growth of our target market, market demand and adoption, capacity to address this demand, and pricing may also prove to be inaccurate. In particular, our estimates regarding our current and projected market opportunity are difficult to predict. The estimated addressable market may not materialize for many years, if ever, and even if the markets in which we compete meet the size estimates and growth forecasted in this Annual Report, our business could fail to grow at similar rates, if at all. Moreover, the market values of the securities of Better Home & Finance substantially declined following the Business Combination and may not recover for a prolonged period, or at all. See “—Risks Related to Ownership of Common Stock and Better Home & Finance Operating As a Public Company—The market price of Class A Common Stock and Warrants has previously and in the future may continue to decline significantly.”
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
Item 2. Properties
Our corporate headquarters are located in New York, New York. We also have offices in Charlotte, North Carolina, Irvine, California, Troy, Michigan, Irving, Texas, Gurgaon, India, London, United Kingdom, and Birmingham, United Kingdom. We do not own any material real property. We believe that our existing facilities are adequate to meet the current needs of our essential workforce and that if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
We are, from time to time, subject to legal proceedings and claims arising from the normal course of business activities, claims or investigations asserting that some employees are improperly classified under applicable law, and an unfavorable resolution of any of these matters could materially affect our future business, results of operations, financial condition, or cash flows. For example, we are currently party to pending legal claims and proceedings regarding an employee related labor dispute brought forth during the third quarter of 2020. The disputes allege that the Company has failed to pay certain employees for overtime and is in violation of the Fair Labor Standards Act and labor laws in the State of California and the State of Florida. The majority of such legal claims and proceedings are in the early stages and, to the extent applicable, have not yet reached the class certification stage and as such the ultimate outcomes cannot be predicted with certainty due to inherent uncertainties in the legal claims and proceedings. As part of the disputes and other legal matters, the Company included an estimated liability of $8.3 million as of both December 31, 2024 and 2023 on the consolidated balance sheets. In June 2024, the Company settled a California action alleging violations of the California Private Attorneys General Act (PAGA) for a non-material amount. A determination in, or settlement of, any legal proceeding relating to classification of our employees could materially and adversely affect our business, financial condition, results of operations, and prospects. In addition, our CEO is, and potentially Better Home & Finance may be, subject to litigation as described above in “Risk Factors—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—Our CEO is involved in litigation that could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.”
There has been and will likely continue to be publicity regarding the litigation and claims discussed above, which could negatively affect our reputation. Our involvement in any of litigation discussed above could impose a significant cost and divert resources and the attention of Mr. Garg and other members of our executive management from our business, regardless of the outcome of such litigation. Such costs, together with the outcome of the actions if resolved unfavorably, could materially and adversely affect our business, financial condition, and results of operations. Further, depending upon the outcome of these litigations, our licenses, which are necessary to conduct our business, could be materially and adversely affected. For more information, see “Risk Factors—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—Our CEO is involved in litigation that could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.” In addition, we refer to Note 17 to our audited consolidated financial statements included elsewhere in this Annual Report which contains a general description of additional legal proceedings to which we are a party.
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
As of March 10, 2025, there were approximately 9,211,349 holders of record of Class A Common Stock, 4,521,127 holders of record of Class B Common Stock, 1,437,545 holders of record of our Class C Common Stock, 6,075,047 holder of record of Public Warrants and 3,687,558 holders of record of private warrants (“Private Warrants” and together with the Public Warrants, the “Warrants”). The actual number of holders of our Common Stock and Public Warrants is greater than the number of record holders and includes stockholders and warrant holders who are beneficial owners, but whose shares of Common Stock or Warrants are held in street name by brokers or other nominees. The number of holders of record presented here also does not include holders whose shares or Warrants may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the fiscal year ended December 31, 2024 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In January 2025, we announced that our board of directors authorized the repurchase of up to $25 million of our outstanding Class A common stock through December 31, 2025. We did not repurchase any shares of our Class A common stock during the year ended December 31, 2024, other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of stock awards.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, in each case, together with related notes thereto, included elsewhere in this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report. See “Cautionary Statement Regarding Forward-Looking Statements.” Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. Certain amounts may not foot due to rounding.
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
Our Business Model
We generate revenue through the production and sale of loans and other product offerings through our platform. The revenue and mix of revenue as a percentage of total revenue attributable to our sale of loan production (Gain on loans, net) and Better Plus (Other revenue) and net interest income for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended Ended December 31,
	2024		2023
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages
Gain on loans, net	$78,098	72%	$58,796	81%
Other revenue	12,888	12%	16,109	22%
Net interest income/(loss)	17,502	16%	(2,565)	(4)%
Total net revenues	$108,488		$72,340
Home Finance Mortgage Model—Gain on loans, net
We produce a wide selection of mortgage loans and leverage our platform to quickly sell these loans and related mortgage servicing rights (“MSRs”) to our loan purchaser network. We source our customers through two channels: our D2C channel and our B2B channel. Through our D2C channel, we generate gain on loans, net by selling loans and MSRs to our loan purchaser network, recognizing D2C revenue per loan. Through our B2B channel, we generate revenue from integrated relationships and advertising relationships. Through our advertising relationships, we generate gain on loans, net the same way we do in our D2C channel, by selling loans to our loan purchaser network. Through our integrated relationships, we generate a fixed fee per loan originated, which we recognize as revenue upon the funding of the loan by the partner. We may also purchase certain of the loans from our integrated relationship partner, which we may subsequently sell to our loan purchaser network at our discretion. For loans subsequently sold to our loan purchaser network, the partner receives a portion of the sale proceeds. Although we aim to expand our B2B relationships, as of December 31, 2024, this channel was primarily comprised of our integrated relationship with Ally Bank, which we are currently winding down.
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
International Lending Revenue—Other revenue
International lending revenue consists of revenue from our international lending activities, primarily in the U.K., which has expanded via acquisitions in prior years. International lending activities primarily include broker fees earned via our digital mortgage broker in the U.K. During the fourth quarter of 2024, management enacted a plan to sell several entities in the U.K., which management expects to complete the sales within one year, as such the revenue from our international lending activities is winding down.
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
In addition, the majority of our assets are subject to interest rate risk, including (i) loans held for sale (“LHFS”), which consist of mortgage loans and home equity line of credit and closed-end second lien loans held on our consolidated balance sheet for a short period of time after origination until we are able to sell them; (ii) interest rate lock commitments (“IRLCs”); (iii) MSRs, which may be held on our consolidated balance sheet for a period of time after origination until we are able to sell them; and (iv) forward sales contracts that we enter into to manage interest rate risk created by IRLCs and uncommitted LHFS. As interest rates increase, (i) our LHFS and IRLCs generally decrease in value, (ii) the corresponding hedging arrangements that hedge against interest rate risk typically increase in value and (iii) the value of our MSRs (to the extent retained) tend to increase due to a decline in mortgage loan prepayments. Conversely, as interest rates decline, (i) our LHFS and IRLCs generally increase in value, (ii) our hedging arrangements decrease in value and (iii) the value of our MSRs tend to decrease due to borrowers refinancing their mortgage loans. In order to mitigate direct exposure to interest rate risk between the time at which a borrower locks a loan and the sale of the loan into our purchaser network, we enter into IRLCs and other hedging agreements.

Beginning in April 2021, the United States began experiencing a significant rise in interest rates, which increased for a variety of reasons, including inflation, increases to the federal funds rate and other monetary policy tightening, market capacity constraints and other factors, which continued in 2023 and 2024, resulting in a decrease in overall funding activities in the mortgage market generally. As interest rates rise, the population of customers who can save money by refinancing, because their existing mortgage rate is higher than current mortgage rates, declines. In addition, higher prevailing market rates both reduce the propensity of new home buyers to enter the market and reduce those willing to sell their homes or take existing equity out of their homes through a cash-out refinance. This creates a supply-demand imbalance where mortgage lenders are competing for fewer customers, and become increasingly price competitive to win business, thereby accepting lower potential Gain on Sale Margin. This competition manifests in industry-wide gain on sale compression and decreased industry origination volume in higher rate environments.
We expect that our results will continue to fluctuate based on a variety of factors, including interest rates, and that as we continue to seek to increase our business and our Funded Loan Volume, we may continue to incur net losses in the future.
Market and Economic Environment
The consumer lending market and the associated loan origination volumes for mortgage loans are influenced by general economic conditions, including the interest rate environment, unemployment rates, home price appreciation and consumer confidence. Purchase loan origination volumes are generally affected by a broad range of economic factors, including interest rate fluctuations, the overall strength of the economy, unemployment rates and home prices, as well as seasonality, as home sales typically rise in the second and third quarters.
Mortgage loan refinancing volumes are primarily driven by fluctuations in mortgage loan interest rates. While borrower demand for consumer credit has typically remained strong in most economic environments, potential borrowers could defer seeking financing during periods with elevated or unstable interest rates or poor economic conditions. As a result, our revenues can vary significantly from quarter to quarter, and recent increases to interest rates and inflationary macroeconomic conditions significantly affect our financial performance.
Constrained Home Supply Ultimately Drives Further Construction and Purchase Volume
The supply of homes available for purchase and the market prices for homes on offer are significant drivers of purchase mortgage volume. We believe that constrained home supply contributes to constrained new home sales and purchase mortgage volume. Concurrently, constrained home supply, including as a result of elevated interest rates, and substantial demand has led to higher home prices, which in turn slows both growth of new home sales and purchase mortgage volume. In the longer term, however, we believe that such imbalances of supply and demand could drive greater home building to bring additional home supply into the market and create additional purchase mortgage volume going forward.
Continued Growth and Acceptance of Digital Loan Solutions
Our ability to attract new customers depends, in large part, on our ability to provide a seamless and superior customer experience, maintain competitive pricing and meet and exceed the expectations of our customers. Consumers are increasingly willing to execute large and complex purchases through digital platforms. Over the last few years, we have witnessed increased consumer desire to transact online in larger spend categories, including furniture, travel, and auto. We believe this trend will also impact consumer preferences in loans, particularly as homeownership rates among Millennials and Generation Z rise. Our platform provides a seamless, convenient customer experience that provides us with a significant competitive advantage over legacy platforms.
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
Expanding our Technological Innovation
Our proprietary technology is built to optimize our customers’ experiences, increase speed, decrease loan manufacturing cost, and enhance loan production quality. Through our investment in proprietary technology, we are automating and streamlining tasks within the origination process for our consumers, employees and partners. Our customized user interfaces replace paper applications and human interaction, allowing our customers and partners to quickly and efficiently identify, price, apply for and execute mortgage loans. We expect to continue to invest in developing technology, tools and features that further automate the loan manufacturing process, reducing our manufacturing and customer acquisition costs and improving our customer experience.
Expanding Homeownership Product Offerings
We expect to continue to add new types of Home Finance mortgage loans and integrated Better Plus marketplace offerings to our platform over time, providing our customers with a one-stop shop for all of their homeownership needs. We have invested significantly and expect to continue to invest in our proprietary technology, which is designed to allow us to seamlessly add new offerings, partners and marketplace participants without incurring significant additional marketing and advertising and product development cost.
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
Key measures that we use in assessing our business include the following ($ in millions, except percentage data or as otherwise noted):

Key Business Metric	Year Ended December 31, 2024	Year Ended December 31, 2023
Home Finance
Funded Loan Volume	$3,594	$3,015
Refinance Loan Volume	$463	$203
Purchase Loan Volume	$2,652	$2,745
HELOC Volume	$479	$67
D2C Loan Volume	$2,562	$1,649
B2B Loan Volume	$1,032	$1,366
Total Loans (number of loans, not millions)	11,755	8,569
Average Loan Amount ($ value, not millions)	$305,757	$351,877
Gain on Sale Margin	2.17%	1.95%
Total Market Share	0.2%	0.2%
Better Plus
Better Real Estate Transaction Volume	$367	$503
Insurance Coverage Written	$4,321	$4,956
Home Finance
Funded Loan Volume represents the aggregate dollar amount of all loans funded in a given period based on the principal amount of the loan at funding. Our Funded Loan Volume of $3,594 million for the year ended December 31, 2024 increased by approximately 19% from $3,015 million for the year ended December 31, 2023. Beginning in 2023, we also include HELOC and closed-end second lien loans in our Funded Loan Volume. For the year ended December 31,

2024, purchase and refinance loans comprised $3,115 million and HELOC and closed-end second lien loans comprised $479 million of Funded Loan Volume.
Refinance Loan Volume represents the aggregate dollar amount of refinance loans funded in a given period based on the principal amount of the loan at refinancing date. Our Refinance Loan Volume of $463 million for the year ended December 31, 2024 increased by approximately 128% from $203 million for the year ended December 31, 2023.
Purchase Loan Volume represents the aggregate dollar amount of purchase loans funded in a given period based on the principal amount of the loan at purchase date. Our Purchase Loan Volume of $2,652 million for the year ended December 31, 2024 decreased by approximately 3% from $2,745 million for the year ended December 31, 2023.
HELOC Loan Volume represents the aggregate dollar amount of HELOC and closed-end second lien loans funded in a given period based on the principal amount of the loan at funding. The HELOC product was launched during the first half of 2023, and the closed-end second lien product was launched towards the end of 2023, with volume becoming material in the first half of 2024. Our HELOC Loan volume increased to $479 million for the year ended December 31, 2024 from $67 million for the year ended December 31, 2023.
D2C Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated from direct interactions with customers using all marketing channels other than our B2B partner relationships. Our D2C Loan Volume of $2,562 million for the year ended December 31, 2024 increased by approximately 55% from $1,649 million for the year ended December 31, 2023.
B2B Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated through one of our B2B partner relationships. Our B2B Loan Volume of $1,032 million for the year ended December 31, 2024 decreased by approximately 24% from $1,366 million for the year ended December 31, 2023.
Total Loans represents the total number of loans funded in a given period, including purchase loans, refinance loans, HELOC loans and closed-end second lien loans. Our Total Loans of 11,755 for the year ended December 31, 2024 increased by approximately 37% from 8,569 for the year ended December 31, 2023.
Purchase and refinance loans comprised 7,795 of the Total Loans the year ended December 31, 2024 and HELOC and closed-end second lien loans comprised 3,960 of the Total Loans the year ended December 31, 2024.
Average days loans held for sale for the years ended December 31, 2024 and 2023, were approximately 21 and 22 days, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of each such reporting date, we had an immaterial amount of loans either 90 days past due or non-performing, as Better Home & Finance generally aims to sell loans shortly after production.
Average Loan Amount represents Funded Loan Volume divided by Total Loans in a period. Our Average Loan Amount decreased by approximately 13% to $305,757 for the year ended December 31, 2024 from $351,877 for the year ended December 31, 2023. In general, HELOC and closed-end second lien loans have lower average loan amounts than purchase or refinance loans, and therefore Average Loan Amount has decreased as a result of the growth of HELOC and closed-end second lien growth as a percentage of our fundings.
Gain on Sale Margin represents gain on loans, net, as presented on our consolidated statements of operations and comprehensive loss, divided by Funded Loan Volume. Gain on Sale Margin increased by approximately 11% year-over-year to 2.17% for the year ended December 31, 2024 from 1.95% for the year ended December 31, 2023. We saw an increase in our Gain on Sale Margin for the year ended December 31, 2024 compared to the year ended December 31, 2024, as a result of improved pricing on loans funded.
Total Market Share represents Funded Loan Volume in a period divided by total value of loans funded in the industry for the same period, as presented by FNMA. Our Total Market Share of 0.2% for the year ended December 31, 2024 remained substantially the same as 0.2% for the year ended December 31, 2023. The mortgage market remains competitive among lenders, given the interest rate environment, resulting in relatively flat market share on a percentage basis. We continue to focus on originating the most profitable business available to us and seek to avoid growing through highly unprofitable channels..

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
For international lending revenue, we generate revenue primarily from broker fees earned via our digital mortgage broker in the U.K. During the fourth quarter of 2024, management enacted a plan to sell several entities in the U.K. which are being actively marketed, as such the revenue from our international lending activities is winding down.
Net Interest Income
Net interest income includes interest income from LHFS, including HELOCs, calculated based on the note rate of the respective loan, interest income from short-term investments, and interest income on loans held for investment, through our U.K. banking operations. Interest expense includes interest expense on warehouse lines of credit, interest expense on customer deposits, through our U.K. banking operations, as well as interest expense on the convertible note, a senior subordinated convertible note in the aggregate principal amount of $528.6 million issued to SB Northstar LP, a related party (the “Convertible Note”).
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

Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2024	2023
Revenues:
Gain on loans, net	$78,098	$58,796
Other revenue	12,888	16,109
Net interest income
Interest income	38,990	29,031
Interest expense	(21,488)	(31,596)
Net interest income/(loss)	17,502	(2,565)
Total net revenues	108,488	72,340
Expenses:
Compensation and benefits	141,089	181,735
General and administrative	52,230	60,150
Technology	26,110	39,431
Marketing and advertising	33,984	19,523
Loan origination expense	9,864	9,476
Depreciation and amortization	33,227	42,891
Other expenses/(Income)	17,424	253,556
Total Expenses	313,928	606,762
Loss before income tax (benefit)/expense	(205,440)	(534,422)
Income tax expense (benefit)	850	1,998
Net loss	$(206,290)	$(536,420)
Earnings (loss) per share attributable to common stockholders (Basic)	$(13.65)	$(58.09)
Earnings (loss) per share attributable to common stockholders (Diluted)	$(13.65)	$(58.09)

Year Ended December 31, 2024 as Compared to Year Ended December 31, 2023
Revenues
The components of our revenues for the period were:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Revenues:
Gain on loans, net	$78,098	$58,796
Other revenue	12,888	16,109
Net interest income
Interest income	38,990	29,031
Interest expense	(21,488)	(31,596)
Net interest income/(loss)	17,502	(2,565)
Total net revenues	108,488	72,340

Gain on loans, net
The components of our gain on loans, net for the period were:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Gain on sale of loans, net	$59,242	$46,678
Integrated partnership fees	8,933	10,295
Loan repurchase reserve recovery/(provision)	9,923	1,823
Total gain on loans, net	$78,098	$58,796

Gain on sale of loans, net increased $12.6 million or 27% to $59,242 for the year ended December 31, 2024 compared to $46,678 for the year ended December 31, 2023. The increase was largely driven by increases in revenue related to HELOC loan volume which increased to $479 million for the year ended December 31, 2024 from $67 million for the year ended December 31, 2023.
Integrated partnership fees decreased $1.4 million, or 13% to $8.9 million for the year ended December 31, 2024, compared to $10.3 million for the year ended December 31, 2023. The decrease in integrated partnership fees was primarily driven by the reduction in B2B Loan Volume. Our integrated relationship is in the process of winding down due to a shift in strategic direction for the integrated partner.
Loan repurchase reserve recovery increased $8.1 million or 444%, to $9.9 million for the year ended December 31, 2024, compared to a recovery of $1.8 million for the year ended December 31, 2023. This recovery is a component of the loan repurchase reserve liability, which decreased because of the reduction in our estimate of loss exposure during the periods when we had a significantly higher funded loan volume. The reduction in the loan repurchase reserve liability is recognized as a recovery within gain on loans, net.
Other Revenue
The components of other revenue for the period were:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
International lending revenue	$3,999	$3,410
Insurance Services	3,466	3,026
Real estate services	2,470	7,396
Other revenue	$2,953	$2,277
Total other revenue	$12,888	$16,109
International lending revenue increased $0.6 million, or 17% to $4.0 million for the year ended December 31, 2024 compared to $3.4 million for the year ended December 31, 2023. The increase in international lending revenue was primarily driven by increased operations in the U.K. brokerage businesses.
Insurance services increased $0.4 million, or 15% to $3.5 million for the year ended December 31, 2024 compared to $3.0 million for the year ended December 31, 2023. The minimal increase in insurance services revenue was driven by increases in revenue per policy due to increases in policy values, increased title insurance premiums due to an increase in originations, and a small amount of growth in U.K. insurance products.
Real estate services decreased $4.9 million, or 67% to $2.5 million for the year ended December 31, 2024 compared to $7.4 million for the year ended December 31, 2023. The decrease in real estate services was primarily driven by a reduction in Better Real Estate Transaction Volume as well as earning lower revenue per transaction for the year ended December 31, 2024 as we no longer employed any in-house real estate agents and all activity was through our network of third party real estate agents, which results in lower revenue per transaction.

Other revenue increased by $0.7 million, or 30% to $3.0 million for the year ended December 31, 2024 compared to $2.3 million for the year ended December 31, 2023. The change in other revenue was driven by changes in mortgage and non-mortgage loan servicing activities in the U.S. and U.K. as well as other miscellaneous income.
Net Interest Income
The components of our net interest income for the period were:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Mortgage interest income	$19,839	$15,317
Interest Income from Investments	19,151	13,714
Warehouse interest expense	(13,766)	(11,680)
Other interest expense	$(7,722)	$(19,916)
Total net interest income/(loss)	$17,502	$(2,565)
Mortgage interest income increased $4.5 million, or 30% to $19.8 million for the year ended December 31, 2024 compared from $15.3 million of the year ended December 31, 2023. The increase in Mortgage interest income was driven by increased Funded Loan Volume and Total Loans originated.
Interest income from investments increased $5.4 million, or 40% to $19.2 million for the year ended December 31, 2024 compared to $13.7 million for the year ended December 31, 2023. The increase in interest income from investment was primarily driven by increased investments in 2024 in securities with maturities less than 1 year, driven by our cash management strategies and increased available liquidity resulting from the capital raised in August 2023 through the closing of the Business Combination.
Warehouse interest expense increased $2.1 million, or 18% to $13.8 million for the year ended December 31, 2024 compared to $11.7 million for the year ended December 31, 2023. The increase in warehouse interest expense was primarily driven by carrying a higher average warehouse balance over the year ended December 31, 2024 compared to year ended December 31, 2023. The increase for the year was driven by higher funded loan volume.
Other interest expense decreased $12.2 million, or 61% to $7.7 million for the year ended December 31, 2024 compared to $19.9 million for the year ended December 31, 2023. Other interest expense for the year ended December 31, 2024 is related to interest expense on the Convertible Note, which is at a lower interest rate of 1% in kind interest. Interest expense for the year ended December 31, 2023 is related to interest expense on our corporate line of credit, which was at a higher interest rate, with one tranche incurring a fixed rate of 8.5% and a second tranche incurring at the 30-day term SOFR plus 9.5%, and was subsequently paid off in full in August 2023.
Expenses
The components of our expenses for the period were:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Compensation and benefits	141,089	181,735
General and administrative	52,230	60,150
Technology	26,110	39,431
Marketing and advertising	33,984	19,523
Loan origination expense	9,864	9,476
Depreciation and amortization	33,227	42,891
Other expenses/(Income)	17,424	253,556
Total operating expenses	$313,928	$606,762
Compensation and benefits expenses were $141.1 million for the year ended December 31, 2024, a decrease of $40.6 million or 22% as compared with $181.7 million for the year ended December 31, 2023. We reduced our headcount between the two periods, which lead to a decrease in compensation and benefits. Further, we had a significantly higher stock based compensation expense during year ended December 31, 2023 of $54.2 million compared to $26.8 million during the year ended December 31, 2024, which was primarily due to awards that had met the liquidity event criteria with the Closing of the Business Combination in August 2023 as well as service based conditions during that period.
General and administrative expenses were $52.2 million for the year ended December 31, 2024, a decrease of $8.0 million or 13% as compared with $60.2 million in the year ended December 31, 2023. The decrease in general and administrative expenses was driven primarily by decreases in rent and occupancy expenses, as we have taken measures to reduce our real estate footprint, as well as decreases in professional services as we were incurring higher legal and professional expenses leading up to the Closing of the Business Combination for the year ended December 31, 2023 in comparison to the year ended December 31, 2024. This decrease was offset by increased operating expenses associated with maintaining public company infrastructure for the year ended December 31, 2024.
Technology expenses were $26.1 million for the year ended December 31, 2024, a decrease of $13.3 million or 34% as compared with $39.4 million in the year ended December 31, 2023. The decrease in technology expenses were driven primarily by a reduction in costs associated with software vendors. This was driven by the reduced headcount, due to which we required fewer software licenses, replacement of certain vendors with more cost-efficient alternatives, as well as the termination of non-critical vendors, which occurred in early 2023.
Marketing and advertising expenses were $34.0 million for the year ended December 31, 2024, an increase of $14.5 million or 74% as compared with $19.5 million in the year ended December 31, 2023. The increase is due to a focus on growth to drive volume which started at the end of the first quarter in 2024. Marketing and advertising is composed of performance advertising and pilot marketing, which performance advertising scales with volume through existing channels while pilot marketing is market spend to test new channels along with testing brand marketing, which generally costs more upfront.
Loan origination expenses were $9.9 million for the year ended December 31, 2024, and increase of $0.4 million or 4%, as compared with $9.5 million in the year ended December 31, 2023. The small increase in loan origination expenses was driven by increased funded loan volume which was offset by improved technology efficiencies that reduced the reliance on certain loan origination vendors.
Other expenses/(income) was an expense of $17.4 million for the year ended December 31, 2024, a decrease of $236.1 million or 93%, as compared with expenses of $253.6 million in the year ended December 31, 2023. The decrease in other expenses was primarily driven by a loss of $236.6 million on the fair value of the embedded derivative included within the Pre-Closing Bridge Notes which converted to common stock in connection with the Closing of the Business Combination during year ended December 31, 2023.

Other Changes in Financial Condition
The following table sets forth material changes to our summary balance sheet between December 31, 2024 and December 31, 2023:

(Amounts in thousands, except share and per share amounts)	December 31, 2024	December 31, 2023	Increase/ (Decrease)
Assets
Cash and cash equivalents	$211,101	$503,591	$(292,490)
Short-term investments	53,774	25,597	28,177
Mortgage loans held for sale, at fair value	399,241	170,150	229,091
Loans held for investment	111,477	4,793	106,684
Right-of-use assets	1,387	19,988	(18,601)
Other combined assets	136,077	181,435	(45,358)
Total Assets	$913,057	$905,554	$7,503
Liabilities and Stockholders’ (Deficit)/Equity
Liabilities
Warehouse lines of credit	$244,070	$126,218	$117,852
Convertible Note	519,749	514,644	5,105
Customer Deposits	134,130	11,839	122,291
Lease liabilities	4,081	31,202	(27,121)
Other combined liabilities	69,197	99,051	(29,854)
Total Liabilities	971,227	782,954	188,273
Stockholders’ (Deficit) /Equity
Additional paid-in capital [1]	1,863,288	1,838,499	24,789
Accumulated deficit	(1,910,366)	(1,704,076)	(206,290)
Other combined equity	(11,092)	(11,823)	731
Total Stockholders’ Equity (Deficit)	(58,170)	122,600	(180,770)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$913,057	$905,554	$7,503
1.Periods have been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.

Total Cash and cash equivalents decreased $292.5 million or 58%, to $211.1 million as of December 31, 2024 compared to $503.6 million as of December 31, 2023. See the liquidity and capital resources section below for further details on cash flows from operating, investing, and financing activities.
Short-term investments increased $28.2 million, or 110%, to $53.8 million as of December 31, 2024 compared to $25.6 million as of December 31, 2023. The increase in short-term investments was driven by our cash management strategies in deploying excess cash as a result of the Closing of the Business Combination. Short-term investments consist of fixed income securities, typically U.S. and U.K. government treasury securities with maturities ranging from 91 days to one year.
Mortgage loans held for sale, at fair value increased $229.1 million, or 135%, to $399.2 million as of December 31, 2024 compared to $170.2 million as of December 31, 2023. The increase in Mortgage loans held for sale, at fair value was largely driven by a significant increase in HELOC which we have put efforts in growing this product line in 2024. The increase was also driven by increases in refinanced loan volume which have been impacted by the fluctuations in interest rates over 2024.
Loans held for investment increased $106.7 million, or 2226%, to $111.5 million as of December 31, 2024 compared to $4.8 million as of December 31, 2023. The increase in loans held for investment was driven by our growth efforts in the U.K., namely our banking entity. The majority of the Loans Held for Investment portfolio consists of property - buy to let loans, which increased $110.5 million, or 10045%, to $111.6 million as of December 31, 2024 compared to $1.1 million as of December 31, 2023. Loans held for investment are originated with our cash on hand as well as with increases in customer deposits at our U.K. banking entity.
Right-of-use assets decreased $18.6 million, or 93%, to $1.4 million as of December 31, 2024 compared to $20.0 million as of December 31, 2023, while lease liabilities decreased $27.1 million, or 87%, to $4.1 million as of

December 31, 2024 compared to $31.2 million as of December 31, 2023. The decrease in right-of-use assets and lease liabilities was primarily driven by a lease modification of our corporate headquarters where we reduced the lease term from June 30, 2030 to November 1, 2024 which resulted in a remeasurement and reduction of the right-of-use asset and respective lease liability.
Funds outstanding under our warehouse lines of credit increased $117.9 million, or 93%, to $244 million as of December 31, 2024 compared to $126.2 million as of December 31, 2023. The increase in loans outstanding under our warehouse lines of credit was commensurate with the increase in mortgage loans held for sale at fair value, excluding HELOC as those loans are funded with our operations.
The Convertible Note increased $5.1 million to $519.7 million as of December 31, 2024 compared to $514.6 million as of December 31, 2023. The increase in the Convertible Note was generated by the in kind interest expense on the Convertible Note accrued at fair value as well as accretion of the discount on the Convertible Note. In connection with the Closing of the Business Combination, the Company issued to SB Northstar the Convertible Note, which is a senior subordinated convertible note in the aggregate principal amount of $528.6 million, less the unamortized debt discount.
Customer deposits increased $122.3 million, or 1033%, to $134.1 million, as of December 31, 2024 compared to $11.8 million as of December 31, 2023. The increase is primarily due to growth efforts at our banking entity in the U.K., which customer deposits are used to fund loans held for investment.
Additional paid-in capital increased $24.8 million, or 1%, to $1,863.3 million as of December 31, 2024 compared to $1,838.5 million as of December 31, 2023. The increase in additional paid-in capital was primarily driven by stock-based compensation that was generated over the period.
Accumulated deficit increased $206.3 million, or 12%, to $1,910.4 million as of December 31, 2024 compared to $1,704.1 million as of December 31, 2023. The increase in accumulated deficit was driven by the net loss of $206.3 million incurred for the year ended December 31, 2024 as discussed in our results of operations in the section above.
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
The following table presents a reconciliation of net income (loss) to Adjusted Net Loss and Adjusted EBITDA for the years indicated:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Adjusted Net Loss
Net (loss) income	$(206,290)	$(536,420)
Stock-based compensation expense (1)	26,753	54,160
Change in fair value of warrants and equity related liabilities (2)	(924)	507
Change in fair value of convertible preferred stock warrants (2)	—	(266)
Change in fair value of bifurcated derivative (3)	—	236,603
Restructuring, impairment, and other expenses (4)	17,659	17,459
Adjusted Net Loss	$(162,802)	$(227,957)
Adjusted EBITDA
Net (loss) income	$(206,290)	$(536,420)
Income tax expense / (benefit)	850	1,998
Depreciation and amortization expense (5)	33,227	42,891
Stock-based compensation expense (1)	26,753	54,160
Interest and amortization on non-funding debt (6)	7,722	19,916
Restructuring, impairment, and other expenses (4)	17,659	17,459
Change in fair value of warrants and equity related liabilities (2)	(924)	507
Change in fair value of convertible preferred stock warrants (2)	—	(266)
Change in fair value of bifurcated derivative (3)	—	236,603
Adjusted EBITDA	$(121,003)	$(163,152)
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
Liquidity and Capital Resources
In our normal course of business, excluding HELOCs, we fund substantially all of our Funded Loan Volume on a short-term basis primarily through our warehouse lines of credit. Our borrowings are repaid with the proceeds we receive from the sale of our loans to our loan purchaser network, which includes government-sponsored enterprises (“GSEs”). As of December 31, 2024, we had 3 warehouse lines of credit in different amounts and with various maturities, with an aggregate available amount of $425 million.
On August 22, 2023, the Company consummated the Business Combination. Gross proceeds from the Business Combination totaled approximately $568 million, which included funds held in Aurora’s trust account of $21.4 million, the purchase for $17.0 million by the Sponsor of 1.7 million shares of Class A Common Stock, and $528.6 million from SB Northstar LP in return for issuance by Better Home & Finance of the Convertible Note.
Warehouse Lines of Credit
Our warehouse lines of credit are primarily in the form of master repurchase agreements and loan participation agreements. Loans financed under these facilities are generally financed at approximately 95% to 98% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan), which requires us to fund the balance from cash generated from our operations. Once closed, the underlying residential loan that is held for sale is pledged as collateral for the borrowing or advance that was made under our warehouse lines of credit. In most cases, the loans will remain in one of the warehouse lines of credit for only a short time, generally less than one month, until the loans are sold. During the time the loans are held for sale, we earn interest income from the borrower on the underlying loan. This income is partially offset by the interest and fees we pay due to borrowings from the warehouse lines of credit.
As of December 31, 2024 and 2023, we had the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	Amount Outstanding December 31, 2024	Amount Outstanding December 31, 2023
Funding Facility 1 (1)	September 30, 2025	100,000	60,747	61,709
Funding Facility 2 (2)	March 6, 2025	150,000	74,472	40,088
Funding Facility 3 (3)	August 1, 2025	175,000	108,851	24,421
Total warehouse lines of credit		$425,000	$244,070	$126,218
__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. Cash collateral deposit of $15.0 million is maintained and included in restricted cash.
(2)Interest charged under the facility is at the 30-day term SOFR plus 2.10%-2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash. Subsequent to December 31, 2024, the Company extended the maturity to March 6, 2026.
(3)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of December 31, 2024.

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
Our warehouse lines of credit also generally require us to comply with certain operating and financial covenants, and the availability of funds under these facilities is subject to, among other conditions, our continued compliance with these covenants. These financial covenants include, but are not limited to, maintaining (1) a certain minimum tangible net worth and adjusted tangible net worth, (2) minimum liquidity, and (3) a maximum ratio of total liabilities or total debt to adjusted tangible net worth. A breach of these covenants can result in an event of default under these facilities and as such allows the lenders to pursue certain remedies. In addition, each of these facilities includes cross default or cross acceleration provisions that could result in all facilities terminating if an event of default or acceleration of maturity occurs under any facility. As of the date hereof, we are in full compliance with all financial covenants under our warehouse lines of credit. We believe that the covenants required under the warehouse lines of credit currently provide us with sufficient flexibility to operate our business and obtain the financing necessary for that purpose.
Issuance of Convertible Note
In August 2023 in connection with the Closing of the Business Combination, we issued to SB Northstar LP the Convertible Note pursuant to an Indenture, dated as of August 22, 2023 (the “Indenture”), in the aggregate principal amount of $528.6 million. The Convertible Note bears 1% interest per annum and matures on August 22, 2028, unless earlier converted or redeemed. Per the Indenture, we may elect to pay all or any portion of interest in kind by issuing to the holder of such note an additional note or in cash. The Convertible Note is convertible, at the option of SB Northstar LP, into shares of the Company’s Class A Common Stock, with an initial conversion rate per $1,000 principal amount of Convertible Note equal to (a) $1,000 divided by (b) a dollar amount equal to 115% of the First Anniversary VWAP (as defined in the Indenture), subject to adjustments as described therein. The Indenture provides that the First Anniversary VWAP may be no less than $8.00 and no greater than $12.00, subject to adjustments as described therein. The Convertible Note may be redeemed at the option of the Company at a redemption price of 115% of par plus accrued interest in cash, at any time on or before the 30th trading day prior to the maturity date of the Convertible Note if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days during the 30 trading day period ending on, and including, the trading day immediately preceding the date of notice of optional redemption.
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
Nasdaq Compliance Requirements
On August 16, 2024, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, effecting the 1-for-50 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) for the primary purpose of increasing the per share trading price of the Company’s Class A common stock to enable us to regain compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market (the “Nasdaq”). Our Class A common stock began trading on a split-adjusted basis on the Nasdaq upon the market open on Monday, August 19, 2024.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(379,971)	$(159,720)
Net cash (used in) provided by investing activities	$(143,810)	$(38,594)
Net cash provided by (used in) financing activities	$239,131	$381,402
Year Ended December 31, 2024 as Compared to Year Ended December 31, 2023
Operating Activities
Net cash used by operating activities was $380 million for the year ended December 31, 2024, an increase of $220 million, or 138%, compared to net cash used by operating activities of $160 million for the year ended December 31, 2023. The increase in net cash used by operating activities was primarily due to originations of mortgage loans held for sale in excess of proceeds from sale of mortgage loans held for sale as the Company originated more loans towards the end of the current period. Also contributing to cash used by operating activities were net losses over the period.

Investing Activities
Net cash used in investing activities was $144 million for the year ended December 31, 2024, an increase in cash used of $105 million, or 269%, compared to net cash used in investing activities of $39 million for the year ended December 31, 2023. The increase in cash used in investing activities primarily consists of originations of short-term investments and loans held for investment, namely through our U.K. banking entity which the Company has focused on growing during the year ended December 31, 2024. Loans held for investment are funded from our cash on hand as well as growth in customer deposits held by our U.K. banking entity.
Financing Activities
Net cash provided by financing activities was $239 million for the year ended December 31, 2024, an decrease of $142 million, or 37%, compared to net cash provided by financing activities of $381 million for the year ended December 31, 2023. The decrease in cash provided by financing activities was primarily driven by the Closing of the Business Combination during the year ended December 31, 2023, which led to a cash increase of $401 million mainly from the issuance of the Convertible Note, issuance of common stock, and proceeds of the Business Combination, offset by the repayment of the Corporate Line of Credit. During the year ended December 31, 2024, our cash provided by financing activities was mainly driven by an increase in customer deposits, namely through our U.K. banking entity, and as well as borrowings on our warehouse lines of credit in excess of payments on our warehouse lines of credit used to fund loans towards the end of the year.
Material Cash Requirements
Operating lease commitments
While we have many small offices across the country for licensing purposes, we lease significant office space under operating leases with various expiration dates through June 2030 in New York, California, North Carolina, Texas, Michigan, India, and in the U.K. For the years ended December 31, 2024 and 2023, our operating lease costs were $10 million and $12 million, respectively.
In 2021, we began to reduce our real estate footprint in response to our restructuring and headcount reduction initiatives. We have impaired right-of-use assets related to office space that is no longer in use or has been completely abandoned. Leases where we were unable to terminate or amend the lease with the landlord remain on the balance sheet under operating lease liabilities. Although these restructuring initiatives have concluded as of December 31, 2024, we will continue to assess our cost structure and make adjustments were necessary. As of December 31, 2024 and 2023, we had lease liabilities of $4.1 million and $31.2 million, respectively.
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
We will cease to be an EGC on the date that is the earliest of (i) the end of the Company’s fiscal year in which its total annual gross revenue exceeds $1.235 billion, (ii) the last day of the Company’s fiscal year following March 8, 2026 (the fifth anniversary of the date on which Aurora consummated its initial public offering), (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the preceding three-year period or (iv) the last day of the Company’s fiscal year in which the market value of the Company’s Class A Common Stock held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second quarter. We expect to cease to be an EGC on the last day of our fiscal year following March 8, 2026, which is the fifth anniversary of the date on which Aurora consummated its initial public offering.
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
In addition, changes in interest rates affect our assets and liabilities measured at fair value, including LHFS, IRLCs, and hedging arrangements. As interest rates decline, our LHFS and IRLCs generally increase in value while our hedging instruments utilized to hedge against interest rate risk decrease in value, and vice versa.
Our LHFS, which are held awaiting sale into the secondary market, and our IRLCs, which represent an agreement to extend credit to a potential customer whereby the interest rate on the loan is set prior to funding, as well as MSRs, to the extent held, are impacted by changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date or (ii) the date of sale into the secondary mortgage market. Our average holding period of the loan from funding to sale was approximately 21 days in 2024.
Interest rate risk also occurs in periods where changes in short-term interest rates result in loans being produced with terms that provide a smaller interest rate spread above the financing terms of our warehouse lines of credit, which can negatively impact its net interest income.
We manage the interest rate risk associated with our outstanding IRLCs and LHFS by entering into hedging instruments. Management expects these hedging instruments will experience changes in their fair value opposite to changes in the fair value of the IRLCs and LHFS, thereby reducing earnings volatility. We design our hedging strategy to maximize effectiveness and minimize basis risk, which is the risk that the hedging instrument’s price does not move in parallel with the increase or decrease in the market price of the hedged financial instrument.
As of December 31, 2024 and December 31, 2023 we were exposed to interest rate risk on $399.2 million and $170.2 million, respectively, of LHFS as well as $1.2 million and $1.6 million, respectively, of net IRLCs in our consolidated balance sheets. As of December 31, 2024, a hypothetical decrease in interest rates by 25 basis points, 50 basis points, and 100 basis points would result in a $1.4 million, $2.6 million, and $4.5 million increase, respectively, in the combined fair value of our LHFS and IRLCs. As of December 31, 2024, a hypothetical increase in interest rates by 25 basis points, 50 basis points, and 100 basis points would result in a $1.6 million, $3.3 million, and $7.3 million decrease, respectively, in the combined fair value of our LHFS and IRLCs.
The interest rate sensitivity ranges presented here are to show a realistic representation of potential short term changes in interest rates, compared to the maximum daily change in 30-year mortgage interest rates over the last six years of approximately 36 basis points according to data from Optimal Blue, and the maximum weekly change in interest rates over the last 30 years of approximately 55 basis points according to data from Freddie Mac.
Credit Risk
We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. We attempt to mitigate this risk through stringent underwriting standards, post-closing procedures and retention of subservicing agents to monitor loan performance. For the year ended December 31, 2024, our average customer had, approximately, an average loan balance of $305,757, age of 43, FICO score of 754, and annual household income of $192,195. We also aim to sell loans into the secondary market shortly after production, although we are also subject to credit risk with regard to the counterparties involved in the derivative transactions and revenues from servicing regarding loans sold on the secondary market.
Better Home & Finance's origination volume largely conforms to GSE standards, specifically those of Fannie Mae and Freddie Mac, which have specific loan to value requirements. Freddie Mac's guidelines provide that the maximum loan to value for a conforming purchase in non-cash out refinance mortgages is 95% for a one-unit primary residence. For the year ended December 31, 2024 and the year ended December 31, 2023, 92% and 96%, respectively, of Better Home & Finance's loans, excluding HELOC loans, conformed to GSE standards.
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
Foreign Currency Exchange Risk
Through December 31, 2024, the majority of our revenue from customer arrangements has been denominated in U.S. dollars as we have limited revenue generating operations outside the United States. Our foreign currency operations include a non-operating service entity with an India Rupee functional currency as well as several operating entities resulting from acquisitions in the United Kingdom with the British pound sterling as the functional currency. We have focused on our expansion in the United Kingdom and expect our operations to make up a greater portion of revenue or costs in the near future. Activity in Indian Rupees and British pound sterling are not currently considered material by our management, given the majority of our revenue and costs are generated in the United States. Accordingly, we believe we do not currently have a material exposure to foreign currency exchange risk. In the future however, we expect our exposure to foreign currency exchange risk to increase in relation to the British pound sterling as we have decided to focus growth on specific entities in the United Kingdom, as mentioned elsewhere in this Annual Report.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Better Home & Finance Holding Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Better Home & Finance Holding Company and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
March 19, 2025
We have served as the Company's auditor since 2020.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share amounts)	2024	2023
Assets
Cash and cash equivalents	$211,101	$503,591
Restricted cash	24,416	24,475
Short-term investments	53,774	25,597
Mortgage loans held for sale, at fair value	399,241	170,150
Loans held for investment (net of allowance for credit losses of $1,667 and none as of December 31, 2024 and December 31, 2023, respectively)	111,477	4,793
Other receivables, net	17,549	16,888
Assets held for sale	10,411	—
Property and equipment, net	2,717	16,454
Right-of-use assets	1,387	19,988
Internal use software and other intangible assets, net	20,936	38,126
Goodwill	23,615	32,390
Derivative assets, at fair value	2,539	1,716
Prepaid expenses and other assets	33,894	51,386
Total Assets	$913,057	$905,554
Liabilities and Stockholders’ (Deficit)/Equity
Liabilities
Warehouse lines of credit	$244,070	$126,218
Liabilities held for sale	6,116	—
Convertible Note	519,749	514,644
Customer Deposits	134,130	11,839
Accounts payable and accrued expenses (includes $74 and none payable to related parties as of December 31, 2024 and December 31, 2023, respectively)	48,134	66,558
Escrow payable and other customer accounts	74	3,376
Derivative liabilities, at fair value	—	949
Warrant and equity related liabilities, at fair value	1,407	2,331
Lease liabilities	4,081	31,202
Other liabilities (includes none and $390 payable to related parties as of December 31, 2024 and 2023, respectively)	13,466	25,837
Total Liabilities	971,227	782,954
Commitments and contingencies (see Note 17)
Stockholders’ (Deficit) /Equity
Common stock $0.0001 par value; 66,000,000 and 66,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively, and 15,168,795 and 15,035,467 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2	2
Notes receivable from stockholders	(9,158)	(10,111)
Additional paid-in capital [1]	1,863,288	1,838,499
Accumulated deficit	(1,910,366)	(1,704,076)
Accumulated other comprehensive loss	(1,936)	(1,714)
Total Stockholders’ (Deficit)/Equity	(58,170)	122,600
Total Liabilities and Stockholders’ (Deficit)/Equity	$913,057	$905,554
1.Periods have been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2024	2023
Revenues:
Gain on loans, net	$78,098	$58,796
Other revenue	12,888	16,109
Net interest income
Interest income	38,990	29,031
Interest expense	(21,488)	(31,596)
Net interest income/(loss)	17,502	(2,565)
Total net revenues	108,488	72,340
Expenses:
Compensation and benefits	141,089	181,735
General and administrative	52,230	60,150
Technology	26,110	39,431
Marketing and advertising	33,984	19,523
Loan origination expense	9,864	9,476
Depreciation and amortization	33,227	42,891
Other expenses/(Income)	17,424	253,556
Total Expenses	313,928	606,762
Loss before income tax (benefit)/expense	(205,440)	(534,422)
Income tax expense (benefit)	850	1,998
Net loss	(206,290)	(536,420)

Other comprehensive income/(loss):
Foreign currency translation adjustment, net of tax	(222)	(291)
Comprehensive loss	$(206,512)	$(536,711)

Per share data:
Loss per share attributable to common stockholders:
Basic	$(13.65)	$(58.09)
Diluted	$(13.65)	$(58.09)
Weighted average common shares outstanding — basic	15,111,701	9,233,683
Weighted average common shares outstanding — diluted	15,111,701	9,233,683
The accompanying notes are an integral part of these consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended December 31, 2024

	Common Stock		Notes Receivables from Stockholders	Additional Paid-In Capital 1	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding [1]	Par Value [1]
Balance - December 31, 2023	15,035,467	$2	$(10,111)	$1,838,499	$(1,704,076)	$(1,714)	$122,600
Adjustment of transaction costs related to Business Combination	—	—	—	(2,372)	—	—	(2,372)
Issuance of common stock for options exercised	6,814	—	—	1,560	—	—	1,560
Cancellation of common stock	(30,673)	—	—	—	—	—	—
Stock-based compensation	—	—	—	28,534	—	—	28,534
Tax withholding upon vesting of restricted stock units	(67,235)	—	—	(1,972)	—	—	(1,972)
Shares issued for vested restricted stock units	224,422	—	—	—	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	(893)	885	—	—	(8)
Settlement of notes receivable from stockholders	—	—	1,846	(1,846)	—	—	—
Net loss	—	—	—	—	(206,290)	—	(206,290)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	—	(222)	(222)
Balance - December 31, 2024	15,168,795	$2	$(9,158)	$1,863,288	$(1,910,366)	$(1,936)	$(58,170)

1.Periods have been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended December 31, 2023

	Convertible preferred stock		Common Stock		Notes Receivables from Stockholders	Additional Paid-In Capital [1]	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
(Amounts in thousands, except share and per share amounts)	Shares	Amount	Issued and Outstanding [1]	Par Value [1]
Balance - December 31, 2022	2,174,429	$436,280	1,961,567	$—	$(53,225)	$618,121	$(1,167,656)	$(1,423)	$(604,183)
Recapitalization of shares due to Business Combination (Note 3)	4,471,866	—	4,034,101	1	—	(1)	—	—	—
Adjusted Balance as of December 31, 2022	6,646,295	436,280	5,995,668	1	(53,225)	618,120	(1,167,656)	(1,423)	(604,183)
Conversion of convertible preferred stock to common stock	(6,646,295)	(436,280)	6,646,295	1	—	436,278	—	—	436,279
Conversion of pre-closing bridge notes to common stock	—	—	2,100,000	—	—	750,000	—		750,000
Issuance of common stock upon Business Combination close	—	—	200,090	—	—	37,966	—	—	37,966
Exercise of warrants	—	—	291,523	—	—	4,289	—	—	4,289
Transaction costs related to the Business Combination	—	—	—	—	—	(17,173)	—	—	(17,173)
Recognition of derivative liability related to earnout	—	—	—	—	—	(548)	—	—	(548)
Assumption of private & public placement warrants	—	—	—	—	—	(1,276)	—	—	(1,276)
Issuance of common stock for options exercised	—	—	36,291	—	—	656	—	—	656
Cancellation of common stock	—	—	(56,110)	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	—	—	58,284	—	—	58,284
Tax withholding upon vesting of restricted stock units	—	—	—	—	—	(5,966)	—	—	(5,966)
Shares issued for vested restricted stock units	—	—	280,148	—	—	—	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	—	—	(3,561)	3,561	—	—	—
Forfeiture of shares	—	—	(308,813)	—	30,487	(30,485)	—	—	2
Forgiveness of officer loans	—	—	—	—	988	—	—	—	988
Shares transferred in settlement of loans	—	—	(149,626)	—	15,200	(15,199)	—	—	1
Net loss	—	—	—	—	—	—	(536,420)	—	(536,420)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(291)	(291)
Balance - December 31, 2023	—	$—	15,035,467	$2	$(10,111)	$1,838,499	$(1,704,076)	$(1,714)	$122,600
1.Periods have been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Cash Flows from Operating Activities:
Net loss	$(206,290)	$(536,420)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation of property and equipment	7,089	5,837
Impairments	16,405	9,435
Amortization of internal use software and other intangible assets	26,138	37,054
Gain on sale of loans, net	(59,242)	(46,678)
Non-cash interest and amortization of debt issuance costs and discounts	6,208	8,191
Other non-cash adjustments	—	988
Change in fair value of warrants	(924)	507
Change in fair value of convertible preferred stock warrants	—	(266)
Change in fair value of bifurcated derivative	—	236,603
Stock-based compensation	26,753	54,160
(Recovery of)/Provision for loan repurchase reserve	(9,923)	(1,823)
Provision for credit losses	1,667	—
Change in fair value of derivatives	(1,685)	452
Change in fair value of mortgage loans held for sale	(2,321)	26
Change in operating lease of right-of-use assets	(2,292)	5,270
Originations of mortgage loans held for sale	(3,649,956)	(2,969,326)
Proceeds from sale of mortgage loans held for sale	3,478,682	3,089,204
Change in operating assets and liabilities:
Operating lease liabilities	(6,228)	(10,810)
Other receivables, net	(1,908)	(97)
Prepaid expenses and other assets	16,859	14,697
Accounts payable and accrued expenses	(21,084)	(22,211)
Escrow payable and other customer accounts	567	(4,625)
Other liabilities	1,514	(29,888)
Net cash used in operating activities	(379,971)	(159,720)
Cash Flows from Investing Activities:
Purchase of property and equipment	(3,388)	(456)
Proceeds from sale of property and equipment	2,938	764
Capitalization of internal use software	(6,694)	(9,322)
Acquisitions of businesses, net of cash acquired	—	(12,713)
Maturities of short-term investments	183,309	31,321
Purchase of short-term investments	(211,863)	(48,188)
Origination of loans held for investment	(110,903)	—
Principal payments received on loans held for investment	2,791	—
Net cash used in investing activities	(143,810)	(38,594)
Cash Flows from Financing Activities:
Issuance of convertible notes	—	528,586
Principal payments on convertible notes	(1,103)	—
Exercise of convertible preferred stock warrants	—	1,460
Proceeds from Business Combination	—	21,616
Proceeds from issuance of common stock	—	16,351
Net borrowings/(repayments) on warehouse lines of credit	117,852	(17,831)
Repayments on finance lease liabilities	—	(1,062)
Net increase (decrease) in customer deposits	122,291	(534)
Repayments on corporate line of credit	—	(146,449)
Payment of debt issuance costs	—	(3,649)
Transaction costs related to the Business Combination	—	(17,173)
Proceeds from exercise of stock options	91	87
Net cash provided by financing activities	239,131	381,402
Effects of currency translation on cash, cash equivalents, and restricted cash	(217)	(1,087)
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash, including cash classified within assets held for sale	(284,867)	182,001
Less: net change in cash, cash equivalents and restricted cash classified within assets held for sale	(7,682)	—
Cash, cash equivalents, and restricted cash—Beginning of year	528,066	346,065
Cash, cash equivalents, and restricted cash—End of year	$235,517	$528,066
The accompanying notes are an integral part of these consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued from previous page
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown on the previous page.

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Cash and cash equivalents, end of year	$211,101	$503,591
Restricted cash, end of year	24,416	24,475
Total cash, cash equivalents and restricted cash end of year	$235,517	$528,066
Supplemental Disclosure of Cash Flow Information:
Interest paid	$13,822	$12,044
Income taxes refunded, net	$(677)	$(8,451)
Non-Cash Investing and Financing Activities:
Assumption private placement and public warrants	$—	$1,276
Reduction of lease liability via modification/termination	$20,894	$2,518
Recognition of derivative liability related to earnout	$—	$548
Capitalization of stock-based compensation related to internal use software	$1,781	$4,123
Vesting of stock options early exercised in prior periods	$1,560	$2,781
Vesting of common stock issued via notes receivable from stockholders	$893	$3,561
Acquisition earnout	$—	$3,430
Forgiveness of notes receivable from stockholders	$—	$46,700
Settlement of notes receivable from stockholders	$1,846	$—
Reclasses to Internal Use Software	$2,254	$—
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
Within the fourth quarter of 2024, the Company decided to dispose of certain operating units in the U.K., see Note 12 for further details.
Reverse Stock Split—On Friday, August 16, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, effecting a 1-for-50 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) for the primary purpose of increasing the per share trading price of the Company’s Class A common stock to enable the Company to regain compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market (the “Nasdaq”). The Company’s Class A common stock began trading on a split-adjusted basis on the Nasdaq upon the market open on Monday, August 19, 2024.
Effective August 16, 2024, as a result of the Reverse Stock Split, every 50 shares of the Company’s issued and outstanding common stock were converted into one issued and outstanding share of Class A common stock, Class B common stock and Class C common stock, as applicable, without any change to the par value per share, the voting rights of the common stock, any stockholder’s percentage interest in the Company’s equity or any other aspect of the common stock. The accompanying financial statements have been retroactively recast to reflect this reverse split stock resulting in a reclassification to historic financials between common stock and additional paid-in-capital.
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
The Business Combination has been accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Aurora was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Better issuing stock for the net assets of Aurora, accompanied by a recapitalization. All share amounts in periods prior to the Business Combination have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Further, all periods prior to the Reverse Stock Split have been retroactively adjusted to reflect the Reverse Stock Split. The financials of Better are presented here for all comparative periods.
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
Significant items subject to such estimates and assumptions include the fair value of mortgage loans held for sale, the fair value of derivative assets and liabilities, which includes interest rate lock commitments and forward sale commitments, the determination of a valuation allowance on the Company’s deferred tax assets, capitalization of internally developed software and its associated useful life, determination of fair value of the stock options at grant date, the fair value of acquired intangible assets and goodwill, the provision for loan repurchase reserves, bifurcated derivatives, the incremental borrowing rate used in determining lease liabilities, and the fair value of warrant and equity related liabilities.
Business Combinations—The Company includes the financial results of businesses that the Company acquires from the date of acquisition. The Company records all assets acquired and liabilities assumed at fair value, with the excess of the purchase price over the aggregate fair values recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed. Transaction costs associated with business combinations are expensed as incurred.
Cash and Cash Equivalents—Cash and cash equivalents consists of cash on hand and other highly liquid and short-term investments with maturities of 90 days or less at acquisition. Of the cash and cash equivalents balances as of December 31, 2024 and 2023, $1.3 million and $1.4 million, respectively, were insured by the Federal Deposit Insurance Corporation (“FDIC”).
Restricted Cash—Restricted cash primarily consists of amounts provided as collateral for the Company’s various warehouse lines of credit as well as escrow funds received from and held on behalf of borrowers. In some instances, the Company may administer funds that are legally owned by a third-party which are excluded from the Company’s consolidated balance sheets. As of December 31, 2024 and 2023, the Company held $24.4 million, and $24.5 million, respectively, of restricted balances in accordance with the covenants of the agreements relating to its warehouse lines of credit (Note 6) and escrow funds (Note 17). Included in assets held for sale on the consolidated balance sheets are $3.9 million of restricted cash, see Note 12 for further details.
Short-term investments—Short term investments consist of fixed income securities, typically U.S. and U.K. government treasury securities and U.S. and U.K. government agency securities with maturities ranging from 91 days to one year. Management determines the appropriate classification of short-term investments at the time of purchase. Short-term investments reported as held-to-maturity are those investments that the Company has both the positive intent and ability to hold to maturity and are stated at amortized cost on the consolidated balance sheets. All of the Company’s short term investments are classified as held to maturity. The Company has not recognized any impairments on these investments to date and any unrealized gains or losses on these investments are immaterial.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses–Held to Maturity (“HTM”) Short-term Investments—The Company's HTM Short-term investments are required to utilize the Current Expected Credit Loss (“CECL”) approach to estimate expected credit losses. Management measures expected credit losses on short-term investments on a collective basis by major security types that share similar risk characteristics, such as financial asset type and collateral type adjusted for current conditions and reasonable and supportable forecasts. Management classifies the short term investments portfolio by security types, such as U.S. or U.K. government agency securities.
The U.S. and U.K. government treasury securities and U.S. and U.K. government agency securities are issued by the U.S. and U.K. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the respective governments as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, credit losses for these securities were immaterial as the Company does not currently expect any material credit losses on these short-term investments.
Mortgage Loans Held for Sale, at Fair Value—The Company sells its loans held for sale (“LHFS”) to loan purchasers. LHFS primarily consists of mortgage loans as well as home equity line of credit and closed-end second lien loans (together defined as “HELOC”), originated for sale by BMC. The Company elects the fair value option, in accordance with Accounting Standard Codification (“ASC”) 825 – Financial Instruments (“ASC 825”), for all LHFS with changes in fair value recorded in gain on loans, net in the consolidated statements of operations and comprehensive loss. Management believes that the election of the fair value option for LHFS improves financial reporting by presenting the most relevant market indication of LHFS. The fair value of LHFS is based on market prices and yields at period end. The Company accounts for the gains or losses resulting from sales of loans based on the guidance of ASC 860-20 – Sales of Financial Assets (“ASC 860”).
The Company generally sells all of its loans servicing released. For interim servicing, the Company engaged a third-party sub-servicer to collect monthly payments and perform associated services.
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
Loan Repurchase Reserve—The Company sells LHFS in the secondary market and in connection with those sales, makes customary representations and warranties to the relevant loan purchasers about various characteristics of each loan, such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local laws. In the event of a breach of its representations and warranties, the Company may be required to repurchase or indemnify losses on the loan with the identified defects.
The loan repurchase reserve on loans sold relates to expenses incurred due to the potential repurchase of loans, indemnification of losses based on alleged violations or representations and warranties, which are customary to the mortgage banking industry. Provisions for potential losses are charged to expenses and are included within gain on loans, net on the consolidated statements of operations and comprehensive loss. The loan repurchase reserve represents the Company’s estimate of the total losses expected to occur and is considered to be adequate by management based upon the Company’s evaluation of the potential exposure related to the loan sale agreements over the life of the associated loans sold. The Company records the loan repurchase reserve within other liabilities on the consolidated balance sheets. See Note 18 for further analysis.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Held for Investment—The Company originates, primarily through its U.K. operations, loans held for investment, for which management has the intent and ability to hold for the foreseeable future or until maturity or payoff and are reported at amortized costs, which is the principal amount outstanding, net of cumulative charge-offs, unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans.
The allowance for credit losses is a valuation account that is deducted from the loans held for investment amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the loan balance is deemed to be uncollectible. Management’s estimation of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amounts, including expected defaults and prepayments. See Note 7.
Other Receivables, Net—Other receivables, net consist primarily of amounts due from a third party loan sub-servicer, margin account balances with brokers, an integrated relationship partner, and servicing partners of loan purchasers.
Other receivables, net is net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments-Credit Losses, which requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. Management’s estimate of credit losses and allowance is based on historical collection experience and a review of the current status of other receivables. It is reasonably possible that management’s estimate of the allowance will change. No allowance has been taken as of December 31, 2024 and 2023, respectively, as the balances reflect amounts considered by management to be fully collectible.
Derivatives and Hedging Activities—The Company enters into IRLCs to originate mortgage loans, at specified interest rates and within a specified period of time, with potential borrowers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs are not designated as accounting hedging instruments and are reflected in the consolidated balance sheets as derivative assets or liabilities, at fair value, with changes in fair value are recorded in current period earnings. Unrealized gains and losses on the IRLCs are recorded as derivative assets or liabilities, at fair value, on the consolidated balance sheets and in gain on loans, net within the consolidated statements of operations and comprehensive loss. The fair value of IRLCs are measured based on the value of the underlying mortgage loan, quoted MBS prices, estimates of the fair value of the mortgage servicing rights, and adjusted by the estimated loan funding probability, or “pull-through factor”.
The Company enters into forward sales commitment contracts for the sale of its mortgage loans held for sale or in the pipeline. These contracts are loan sales agreements in which the Company commits in principle to delivering a mortgage loan of a specified principal amount and quality to a loan purchaser at a specified price on or before a specified date. Generally, the price the loan purchaser will pay the Company is agreed upon prior to the loan being funded (i.e., on the same day the Company commits to lend funds to a potential borrower). Under the majority of the forward sales commitment contracts if the Company fails to deliver the agreed-upon mortgage loans by the specified date, the Company must pay a “pair-off” fee to compensate the loan purchaser. The Company’s forward sale commitments are not designated as accounting hedging instruments and are reflected in the consolidated balance sheets as derivative assets or liabilities at fair value with changes in fair value are recorded in current period earnings. Unrealized gains and losses from changes in fair value on forward sales commitments are recorded as derivative assets or liabilities, at fair value on the consolidated balance sheets and in gain on loans, net within the consolidated statements of operations and comprehensive loss. Forward commitments are entered into under arrangements between the Company and counterparties under Master Securities Forward Transaction Agreements, which contain a legal right to offset amounts due to and from the same counterparty and can be settled on a net basis. The Company has evaluated agreements with counterparties and for those counterparties that meet the conditions, positions are presented net. The Company does not utilize any other derivative instruments to manage risk.
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
Property and Equipment, net—Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation expense is computed on the straight-line method over the estimated useful life of the asset, generally three to five years for computer and hardware and four to seven years for furniture and equipment. Leasehold improvements are depreciated over the shorter of the related lease term or the estimated useful life of the assets. Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are charged to operations as incurred while costs of additions and improvements are capitalized.
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
If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of their carrying amount or the fair value of the asset, less costs to sell. See Note 5 for details on the Company’s impairment losses included within other expenses/(income) on the consolidated statements of operations and comprehensive loss.
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
The guidance for goodwill impairment testing begins with an optional qualitative assessment to determine whether it is more likely than not that goodwill is impaired. The Company is not required to perform a quantitative impairment test unless it is determined, based on the results of the qualitative assessment, that it is more likely than not that goodwill is impaired. The quantitative impairment test is prepared at the reporting unit level. In performing the impairment test, management compares the estimated fair values of the applicable reporting units to their aggregate carrying values, including goodwill. If the carrying amounts of a reporting unit including goodwill were to exceed the fair value of the reporting unit, an impairment loss is recognized within the consolidated statements of operations and comprehensive loss in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Outside of the disposal groups held for sale, the Company currently has one reporting unit. For further details on goodwill impairment see Note 5 and Note 10.

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
Impairment of Long-Lived Assets—Long‑lived assets, including property and equipment, right-of-use assets, capitalized software, and other finite-lived intangible assets, are evaluated for recoverability when events or changes in circumstances indicate that the asset may have been impaired. In evaluating an asset for recoverability, the Company considers the future cash flows expected to result from the continued use of the asset and the eventual disposition of the asset. If the sum of the expected future cash flows, on an undiscounted basis, is less than the carrying amount of the asset, an impairment loss equal to the excess of the carrying amount over the fair value of the asset is recognized. See Note 5 for details on the Company’s impairment gains or losses included within other expenses/(income) expenses on the consolidated statements of operations and comprehensive loss.
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
When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. See Note 5 for details on the Company’s impairment losses included within other expenses/(income) on the consolidated statements of operations and comprehensive loss.
Assets and Liabilities Held for Sale—Assets and liabilities to be disposed of by sale are reclassified into assets held for sale and liabilities held for sale on the consolidated balance sheets. The Company presents the assets and liabilities of a disposal group as held for sale upon meeting all of the following criteria:
•Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group).
•The asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal groups).
•An active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated.
•The sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year.
•The asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The determination as to whether the sale of the disposal group is probable may include significant judgments from management related to the estimated timing of the closing of a future sales transaction. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell and are not depreciated or amortized. See Note 12 for further detail on assets and liabilities held for sale.
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
The Company has made an accounting policy election to exempt leases with an initial term of 12 months or less (“short-term leases”) from being recognized on the consolidated balance sheets. Short-term leases are not material in comparison to the Company’s overall lease portfolio. Payments related to short-term leases are recognized in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. The Company also elected not to separate non-lease components of a contract from the lease component to which they relate.
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
When a modification to the contractual terms occurs, the lease liability and right-of-use asset is remeasured based on the remaining lease payments and incremental borrowing rate as of the effective date of the modification. When a lease is terminated, the carrying amount of the lease liability and right-of-use asset are reduced, and any difference between them is recognized as a gain or loss within other expenses/(income) on the consolidated statements of operations and comprehensive loss.

The Company evaluates its right-of-use assets for impairment consistent with the impairments of long-lived assets policy disclosure described above.
Convertible Note—As part of the Closing of the Business Combination, the Company issued the Convertible Note to a related party. Upon initial issuance, the Convertible Note is evaluated for redemption and conversion features that could result in embedded derivatives that require bifurcation from the notes. Upon initial issuance, any embedded derivatives are measured at fair value. Convertible Note proceeds are allocated between the carrying value of the note and the fair value of

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
embedded derivatives on the initial issuance date. Any portion of proceeds allocated to embedded derivatives are treated as reductions in, or discounts to, the carrying value of the Convertible Note on the issuance date. Embedded derivatives are adjusted to fair value at each reporting period, with the change in fair value included within interest expense the consolidated statements of operations and comprehensive income (loss). See Note 15 for further details on the Convertible Note.
Warrant Liabilities—The Company assumed publicly-traded warrants (“Public Warrants”) issued in Aurora’s initial public offering, private placement warrants issued by Aurora in connection with its formation and warrants attached to certain private placement units (collectively, the “Private Warrants” and, together with the Public Warrants, the “Warrants”). Each Warrant issued entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to certain adjustments, at any time commencing 30 days after the consummation of the Business Combination (which for the avoidance of doubt was September 21, 2023). Subsequent to the Reverse Stock Split, 50 Warrants would need to be exercised to purchase one share of Class A common stock at an exercise price of $575 per share.
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
The Company evaluated the Public Warrants and Private Warrants and concluded that both meet the definition of a derivative and will be accounted for at fair value in accordance with ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, as the Public Warrants and Private Warrants are not considered indexed to the Company's stock. Changes in the fair value of Warrants are included within other expenses/(income) in the consolidated statement of operations and comprehensive loss. As of December 31, 2024 the balance of the Warrants was immaterial and is included in other liabilities on the consolidated balance sheets.
Sponsor Locked-Up Shares—The Sponsor Locked-Up Shares are accounted for as a derivative and are included within warrants and equity related liabilities on the consolidated balance sheets. These shares are subject to transfer restrictions, which will be released contingent upon the price of Class A common stock exceeding certain thresholds or upon some strategic events, which include events that are not indexed to Class A common stock. As the Sponsor Locked-Up Shares are not considered indexed to the Company’s stock, they are accounted for at fair value in accordance with ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. Changes in the fair value of Sponsor Locked-Up Shares are included within other expenses/(income) in the consolidated statement of operations and comprehensive loss. As of December 31, 2024 the balance of the Sponsor Locked-Up Shares was immaterial and is included in other liabilities on the consolidated balance sheets.
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
Foreign Currency Translation—The U.S. dollar is the functional currency of the Company’s consolidated entities operating in the United States. The Company’s non U.S. dollar functional currency operations include a non-operating service entity as well as several operating entities resulting from acquisitions. All balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date. Amounts in the consolidated statements of operations and comprehensive loss have been translated using the monthly average exchange rates for each month in the year. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the consolidated statements of operations and comprehensive loss.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition—The Company generates revenue from the following streams:
1.Gain on loans, net includes revenues generated from the Company’s loan production process, see Note 4. The components of gain on loans, net are as follows:
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
iii.Loan repurchase reserve recovery/(provision)—In connection with the sale of loans on the secondary market, the Company makes customary representations and warranties to the relevant loan purchasers about various characteristics of each loan, such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local laws. In the event of a breach of its representations and warranties, the Company may be required to repurchase the loan with the identified defects. The provision for loan repurchase reserve, represents the charge for these potential losses.
2.Other revenue consists of revenue from the Company’s additional offerings such as real estate services, insurance services, and international lending revenue, which is recognized based on ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). ASC 606 outlines a single comprehensive model in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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
3.Net interest income includes interest income from LHFS, calculated based on the note rate of the respective loan, interest income from short-term investments, and interest income on loans held for investment. Interest expense includes interest expense on warehouse lines of credit, interest expense on customer deposits, as well as interest expense on the Convertible Note.
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
For Restricted Stock Units (“RSUs”), the fair value of the stock-based compensation award is based on the closing price of the Company’s common stock on the date of the grant.
For stock options, the Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based compensation awards, including the option’s expected term and the price volatility of the underlying stock. The Company calculates the fair value of stock options granted using the following assumptions:
a)Expected Volatility—The Company estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’expected term.
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
Other Expenses/(Income)—Other expenses consist of direct costs related to other non-mortgage homeownership activities, including settlement service expenses, lead generation expenses, expenses incurred in relation to our international lending activities, restructuring and impairment expenses, and gains and losses from equity related liabilities. Settlement service expenses consist of fees for transactional services performed by third-party providers for borrowers while lead generation expenses consist of fees for services related to real estate agents. Other expenses are expensed as incurred.
Net Income (Loss) Per Share—Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. Historically, for purpose of this calculation, outstanding stock options, public and private warrants, and sponsor locked-up shares are considered potential dilutive common shares.
Diluted net income (loss) per share is the amount of net income (loss) available to each share of common stock outstanding during the reporting period, adjusted to include the effect of potentially dilutive common shares. For periods in which the Company reports net losses, basic and diluted net loss per share attributable to common stockholders are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. For the years ended December 31, 2024 and 2023, the Company reported a net loss attributable to common stockholders.
Segments—The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (general and administrative, marketing and advertising, loan origination expense, and others as presented in the consolidated statements of operations and comprehensive loss) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are net interest income and income tax expense (benefit), which are reflected in the consolidated statements of operations and comprehensive loss.
Emerging Growth Company and Smaller Reporting Company Status—The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to comply with the new or revised financial accounting standards. The JOBS Act provides that an EGC can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs but any such election to opt out is irrevocable. The Company has not elected to opt out of such extended transition period which means that when a financial accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company will be eligible to use this extended transition period under the JOBS Act until the earlier of the date it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of the Company’s financials to those of other public companies more difficult. Management expects to cease to be an EGC on the last day of the Company’s fiscal year following March 8, 2026, which is the fifth anniversary of the date on which Aurora consummated its initial public offering.
Reclassification of Prior Period Presentation in the Consolidated Balance Sheet and Consolidated Statement of Operations and Comprehensive Loss—Reclassifications of the previously reported consolidated balance sheet and consolidated statement of operations and comprehensive loss have been made to conform to the current period’s presentation, which provides increased transparency to the nature of the costs. To conform to the current presentation, the following changes were made to the prior year consolidated financial statements:
Assets
•Loans held for investment—Loans held for investment has been reclassified from prepaid expenses and other assets to loans held for investment on the consolidated balance sheets.
Equity
•Common Stock—Common Stock has been recast to reflect the 1-for-50 reverse stock split, see Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
•Additional paid-in-capital—Additional paid-in-capital has been recast to reflect the 1-for-50 reverse stock split, see Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
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
The impacts of the reclassifications on the consolidated statements of operations and comprehensive loss are as follows:

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)		Year Ended December 31, 2023
	Caption name change	As previously reported	Reclassifications	As reclassified
Revenues:
Mortgage platform revenue, net	Gain on loans, net	$61,328	$(2,532)	$58,796
Cash offer program revenue		304	(304)	—
Other platform revenue	Other revenue	11,293	4,816	16,109
Net interest income
Interest income		15,575	13,456	29,031
Warehouse interest expense	Interest expense	(11,680)	(19,916)	(31,596)
Net interest income		3,895	(6,460)	(2,565)
Total net revenues		76,820	(4,480)	72,340

Expenses:
Compensation and benefits		—	181,735	181,735
Mortgage platform expenses	Loan origination expense	84,083	(74,607)	9,476
Cash offer program expenses		397	(397)	—
Other platform expenses	Other expenses/(Income)	13,048	240,508	253,556
General and administrative expenses		147,214	(87,064)	60,150
Marketing and advertising expenses		22,080	(2,557)	19,523
Technology and product development expenses		83,815	(44,384)	39,431
Restructuring and impairment expenses		17,459	(17,459)	—
Depreciation and amortization		—	42,891	42,891
Total expenses		368,096	238,666	606,762

Interest and other income (expense), net
Other income (expense)		13,614	(13,614)	—
Interest and amortization on non-funding debt		(19,916)	19,916	—
Change in fair value of warrant liabilities		(507)	507	—
Change in fair value of convertible preferred stock warrants		266	(266)	—
Change in fair value of bifurcated derivative		(236,603)	236,603	—
Total interest and other expense, net		(243,146)	243,146	—

Loss before income tax (benefit) expense		(534,422)	—	(534,422)
Income tax (benefit) expense		1,998	—	1,998
Net loss		$(536,420)	$—	$(536,420)

Reclassification of the Consolidated Statement of Cash Flows—To conform to the current presentation, borrowings on warehouse lines of credit and repayments of warehouse lines of credit on the consolidated statement of cash flows have been combined into net borrowings (repayments) on warehouse lines of credit within cash (used in)/provided by financing activities, as original maturities are short-term (90 days or less), as well as the breakout for gain on sale of loans, net from proceeds from sale of mortgage loans held for sale within cash used in operating activities.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for the annual fiscal year 2024, and interim periods starting in fiscal year 2025. A public entity should apply the amendments in this ASU retrospectively to all prior periods

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
presented in the financial statements. The Company adopted ASU 2023-07 effective January 1, 2024 using a retrospective method. For further details, refer to the segments section in Note 2.
Recently Issued Accounting Standards Not Yet Adopted
In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock” (“ASU 2023-03”). This ASU amends or supersedes various SEC paragraphs within the applicable codification to conform to past SEC staff announcements. This ASU does not provide any new guidance. ASU 2023-03 will become effective for the Company once the addition to the FASB Codification is made available. As of December 31, 2024, the Company does not expect ASU 2023-06 will have any impact on the consolidated financial statements.
In August 2023, the FASB issued ASU 2023-04, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121 (“ASU 2023-04”). This ASU amends and adds various SEC paragraphs to the FASB Codification to reflect guidance regarding the accounting for obligations to safeguard crypto assets an entity holds for platform users. This ASU does not provide any new guidance. ASU 2023-04 will become effective for the Company once the addition to the FASB Codification is made available. As of December 31, 2024, the Company does not expect ASU 2023-04 will have any impact on the consolidated financial statements.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the Securities and Exchange Commission’s (the “SEC”) existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. As of December 31, 2024, the Company does not expect ASU 2023-06 will have any impact on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. As of December 31, 2024, the Company does not expect ASU 2023-09 will have a material impact on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, and in January 2025, ASU 2025-01, Income Statement - Comprehensive Income - Expense Disaggregation Disclosures (subtopic 220-40), which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The ASUs are effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.

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
•Private and Public Warrants—6,075,047 redeemable public warrants to acquire shares of Aurora (“Public Warrants”), together with 3,733,358 private warrants to acquire shares of Aurora (“Private Warrants” and, together with the Public Warrants, the “Warrants”), have converted into warrants to acquire shares of Class A common stock. As contemplated by the Sponsor Agreement, dated as of May 10, 2021, by and among Aurora and Novator Capital Sponsor Ltd. (“Sponsor”) (as amended, the “Sponsor Agreement”), Sponsor forfeited 1,715,014 Private Warrants, effective as of the Closing Date, which comprised 50% of the Private Warrants held by Sponsor on May 10, 2021. Each Warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share, subject to certain adjustments. The Warrants became exercisable at any time commencing 30 days after the completion of the Business Combination (which for the avoidance of doubt was September 21, 2023), and will expire five years after the Business Combination or earlier upon redemption or liquidation. Subsequent to the Reverse Stock Split, 50 Warrants would need to be exercised to purchase one share of Class A common stock.
•Sponsor Locked-Up Shares—Pursuant to the Sponsor Agreement, the Sponsor forfeited upon Closing 50% of the Aurora private warrants and 20% of the Sponsor’s shares of Class A common stock received in respect of Aurora class B ordinary shares as of the Closing became subject to transfer restrictions, contingent upon the price of Class A common stock exceeding certain thresholds (the “Sponsor Locked-Up Shares”). The Sponsor Locked-Up Shares will be released in three tranches if the volume weighted average price (the “VWAP”) of Class A common stock exceeds certain price thresholds: (i) one-third of such shares will be released if VWAP for any 20 trading days during any consecutive 30-trading day period exceeds $625.00 per share, (ii) one-third of such shares will be released if the VWAP for any 20 trading days during any consecutive 30-trading day period exceeds $750.00 per share, and (iii) one-third of such shares will be released if the VWAP for any 20 trading days during any consecutive 30-trading day period exceeds $875.00 per share (adjusted by the Reverse Stock Split). In addition to the transfer restriction, upon certain change in control events included in the Sponsor Agreement, if there is a change in control event within five years following the Closing, the shares which have not reached the thresholds stated above will be forfeited. If after five years there is no such change in control event, the lock-up period will go on in perpetuity until the price thresholds are met.
•Aurora Trust Account—The Company received gross cash consideration of $21.4 million as a result of the Business Combination as well as $0.2 million from Aurora’s operating cash account.
•Convertible Note—The Company received $528.6 million from SoftBank Group Corp (“SB Northstar”) as a result of issuing notes, see Note 15 for further details.
•Sponsor Share Purchase—The purchase for $17.0 million by the Sponsor of 1.7 million shares of Class A common stock.
•Conversion of Convertible Preferred Stock and Exercise of Convertible Preferred Stock Warrants—See Note 22 for further details.
•Conversion or Exchange of Pre-Closing Bridge Notes—See Note 15 for further details.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Transaction or Exchange costs—The Company incurred $17.2 million of equity issuance costs, consisting of financial advisory, legal, share registration, and other professional fees, which are recorded to additional paid-in capital as a reduction of transaction proceeds.
The number of shares of common stock issued immediately following the Business Combination was as follows:

	Number of Shares (2)
	Class A	Class B	Class C
Pre-Business Combination Better Stockholders	812,037	11,488,148	137,546
Legacy Aurora Public Shareholders	4,252	—	—
Legacy Aurora Non-public Shareholders (Sponsor and affiliates of Aurora)(1)	161,838	—	—
Pre-Closing Bridge Note Investors	800,000	—	1,300,000
Sponsor Share Purchase Investors	34,000	—	—
Total(1)	1,812,127	11,488,148	1,437,546
(1)    Excludes 13,888 Sponsor Locked-Up Shares.
(2) Amounts have been adjusted for the Reverse Stock Split
4. Revenue
Revenue— The Company disaggregates revenue based on the following revenue streams:
Gain on loans, net consisted of the following:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Gain on sale of loans, net	$59,242	$46,678
Integrated partnership fees	8,933	10,295
Loan repurchase reserve recovery/(provision)	9,923	1,823
Total gain on loans, net	$78,098	$58,796
Other revenue consisted of the following:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
International lending revenue	$3,999	$3,410
Insurance Services	3,466	3,026
Real estate services	2,470	7,396
Other revenue	2,953	2,277
Total other revenue	$12,888	$16,109
Net interest income consisted of the following:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Mortgage interest income	$19,839	$15,317
Interest Income from Investments	19,151	13,714
Warehouse interest expense	(13,766)	(11,680)
Other interest expense	(7,722)	(19,916)
Total net interest income/(loss)	$17,502	$(2,565)

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Restructuring and Impairments
In December 2021, the Company initiated an operational restructuring program that included plans for cost reductions in response to a difficult interest rate environment as well as a slowing housing market. The restructuring program, which continued during the year ended December 31, 2024, consists of reductions in headcount and any associated costs that primarily include reduction in real estate footprint expenses and one-time employee termination benefits. Although restructuring initiatives have formally concluded as of December 31, 2024, the Company will continue to assess its cost structure and make adjustments as necessary.
Due to reduced headcount, the Company has also reduced its real estate footprint. In September 2024, the Company entered into a lease amendment with a landlord to reassign the lease to a third party and release the Company of all rights and obligations under the original lease. The amendment was accounted for as a lease modification (the “Lease Modification”) which reduced the term of the lease from June 30, 2030 to November 1, 2024. Upon entering into the Lease Modification, the Company made the remaining lease payments of $7.3 million and incurred initial direct costs of $1.1 million. As part of the Lease Modification, the Company reduced the right-of-use asset by $12.4 million and removed the lease liability of $20.8 million. Total lease costs were expensed over the amended lease term and are included within general and administrative expenses within the consolidated statements of operations and comprehensive loss. The corresponding leasehold improvements were depreciated over the amended lease term by $3.7 million and is included within depreciation and amortization expenses within the consolidated statements of operations and comprehensive loss.
During the fourth quarter of 2024, management classified several U.K. entities as held for sale. The Company recorded goodwill impairment of $7.3 million and a write down of the disposal group to fair value, less cost to sell, of $4.2 million, and is included within other expense/(income) within the consolidated statements of operations and comprehensive loss. See Note 10 and Note 12, respectively, for further details.
For the years ended December 31, 2024 and 2023, the Company impaired property and equipment of $4.8 million and $7.9 million, respectively, which was related to termination of lease agreement and disposal of laptops resulting from a reduction in the workforce, and are included within other expense/(income) within the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2024 and 2023, the Company’s restructuring and impairment expenses consist of the following:

	Year Ended December 31, 2024
(Amounts in thousands)	2024	2023
Employee one-time termination benefits(1)	1,280	2,968
Impairments of Right-of-Use assets (2)	—	2,321
Real estate restructuring loss (2)	—	5,284
Impairment of assets held for sale (2)	4,220	—
Impairment of goodwill and intangible assets (2)	7,479	2,332
Impairment of property and equipment (2)	4,794	7,934
Other restructuring gains (2)	(114)	(3,380)
Total Restructuring and Impairments	$17,659	$17,459
(1)Employee one-time termination benefits are included in compensation and benefits on the consolidated statements of operations and comprehensive loss.
(2)Impairments of Right-of-Use Assets, real estate restructuring loss, impairments of assets held for sale, impairments of goodwill and intangible assets, impairment of property and equipment, and other restructuring gains are included in other expense/(income) on the consolidated statements of operations and comprehensive loss.

The cumulative amount of one-time termination benefits, impairment of loan commitment asset (during fiscal year 2022), impairment of right-of-use assets, and impairment of property and equipment as of December 31, 2024 is $123.6 million, $105.6 million, $8.5 million, and $16.8 million, respectively.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Mortgage Loans Held for Sale and Warehouse Lines of Credit
The Company has the following outstanding warehouse lines of credit:

			December 31,
(Amounts in thousands)	Maturity	Facility Size	2024	2023
Funding Facility 1 (1)	September 30, 2025	$100,000	$60,747	61,709
Funding Facility 2 (2)	March 6, 2025	150,000	74,472	40,088
Funding Facility 3 (3)	August 1, 2025	175,000	108,851	24,421
Total warehouse lines of credit		$425,000	$244,070	$126,218
__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. Cash collateral deposit of $15.0 million is maintained and included in restricted cash.
(2)Interest charged under the facility is at the 30-day term SOFR plus 2.10%-2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash. Subsequent to December 31, 2024, the Company extended the maturity to March 6, 2026.
(3)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of December 31, 2024.

The unpaid principal amounts of the Company’s LHFS are also pledged as collateral under the relevant warehouse funding facilities. The Company’s LHFS are summarized below by those pledged as collateral and those fully funded by the Company:

	December 31,
(Amounts in thousands)	2024	2023
Funding Facility 1	$61,341	$63,483
Funding Facility 2	83,562	42,316
Funding Facility 3	123,081	26,894
Total LHFS pledged as collateral	267,984	132,693
Company-funded LHFS	10,056	12,386
Company-funded HELOC	118,879	25,098
Total LHFS	396,919	170,177
Fair value adjustment	2,322	(27)
Total LHFS at fair value	$399,241	$170,150
Average days loans held for sale, other than Company-funded LHFS and Company-funded HELOC, for the years ended December 31, 2024 and 2023 were approximately 21 days and 22 days, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of December 31, 2024 and 2023, the the unpaid principal balance of loans that were either 90 days past due or non-performing was $1.4 million and an immaterial amount, respectively.
As of December 31, 2024 and 2023, the weighted average annualized interest rate for the warehouse lines of credit was 6.44% and 7.43%, respectively. The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth, liquid assets, current ratios, liquidity ratios, leverage ratios, and earnings. In addition, these warehouse lines also require the Company to maintain compensating cash balances which aggregated to $18.8 million as of December 31, 2024 and 2023 and are included in restricted cash on the accompanying consolidated balance sheets. The Company was in compliance with all financial covenants under the warehouse lines as of December 31, 2024 and 2023, respectively.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Loans Held for Investment
The majority of the Company’s Loans Held for Investment portfolio consists of property - buy to let loans, which is the purchase of property for the purpose of renting to a tenant, which makes up 98.6% and 22.2% of the total loan portfolio as of December 31, 2024 and 2023, respectively. The Company’s Loans Held for Investment portfolio is summarized as follows:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Property - Buy to Let	$111,630	$1,063
Other	1,514	3,730
Allowance for credit losses	$(1,667)	$—
Total Loans Held for Investment, net	$111,477	$4,793
Accrued interest receivable on loans receivable totaled $0.4 million and an immaterial amount, respectively, as of December 31, 2024 and December 31, 2023 and is included in other receivables, net on the consolidated balance sheets. The Company elected the practical expedient to exclude the applicable accrued interest receivable on loans receivable from the disclosed amortized cost basis.
The Company concluded that it has a substantive non-accrual policy which allows for the timely reversal of accrued interest should an asset be placed on non-accrual; accordingly, there was no allowance for credit losses for accrued interest receivable on loans receivable as of December 31, 2024. When writing off uncollectible accrued interest receivables on its loans held for investment portfolio, the Company considers 90 days to be a timely manner.
Uncollectible amounts of accrued interest receivable are charged off by reversing interest income. The Company had no charge offs of uncollectible accrued interest on its outstanding loans held for investment during the years ended December 31, 2024 and 2023.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. As of both December 31, 2024 and December 31, 2023, there were no loans held for investment past due.
The Company considers loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, or where foreclosure is probable, to be collateral dependent. As of December 31, 2024 and December 31, 2023, there were no loans secured by any asset type for which formal foreclosure proceedings are in process.
Loans are placed on non-accrual status and the accrual of interest is discontinued if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Generally, payments received on non-accrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of December 31, 2024 and December 31, 2023, there were no loans that were placed on non-accrual status.
During the years ended December 31, 2024 and 2023, there were no modifications for loans to borrowers experiencing financial difficulty.
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
The Company utilizes maturity bands to assess the probability of credit losses within the portfolio. The three main bands are as follows: 0-20 months, 21-40 months, and over 40 months. The following table presents amortized cost for outstanding loans, by class and year of origination/renewal, as of December 31, 2024 and December 31, 2023.
The tables below present loans by credit quality indicator and vintage year:

December 31, 2024
(Amounts in thousands)	2024	2023	2022	2021	2020	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	—	—	—	—	—	—
Over 40 Months	110,891	739	—	—	—	—	111,630
Total	$110,891	$739	$—	$—	$—	$—	$111,630

Other
0-20 Months	$—	$34	$255	$435	$77	$2	$803
21-40 Months	—	13	630	68	—	—	711
Over 40 Months	—	—	—	—	—	—	—
Total	$—	$47	$885	$503	$77	$2	$1,514

Total	$110,891	$786	$885	$503	$77	$2	$113,144

December 31, 2023
(Amounts in thousands)	2023	2022	2021	2020	2019	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	—	—	—	—	—	—
Over 40 Months	1,063	—	—	—	—	—	1,063
Total	$1,063	$—	$—	$—	$—	$—	$1,063

Other
0-20 Months	$116	$472	$417	$175	$203	$2	$1,385
21-40 Months	10	1,093	856	129	—	—	2,088
Over 40 Months	17	240	—	—	—	—	257
Total	$143	$1,805	$1,273	$304	$203	$2	$3,730

Total	$1,206	$1,805	$1,273	$304	$203	$2	$4,793

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
(Amounts in thousands)	2024	2023
Computer and Hardware	$5,423	$16,276
Furniture and equipment	1,580	2,796
Land and buildings	—	3,030
Leasehold improvements	2,509	12,248
Total property and equipment	9,512	34,349
Less: Accumulated depreciation	(6,795)	(17,896)
Property and equipment, net	$2,717	$16,454
Total depreciation expense on property and equipment for the years ended December 31, 2024 and 2023 was $7.1 million and $5.8 million, respectively. Included in depreciation expense was $3.7 million of accelerated depreciation due to a lease modification for the year ended December 31, 2024, for further information see Note 5. An impairment of $4.8 million and $7.9 million was recognized for the years ended December 31, 2024 and 2023, respectively, related to computers and hardware and is included within other expense/(income) within the consolidated statements of operations and comprehensive loss.
9. Leases
The below table presents the lease related assets and liabilities recorded on the accompanying balance sheet:

		As of December 31,
(Amounts in thousands)	Balance Sheet Caption	2024	2023
Assets:
Operating lease right-of-use assets	Right-of-use asset	$1,387	$19,988
Total leased assets		$1,387	$19,988
Liabilities:
Operating lease liabilities	Lease liabilities	$4,081	$31,202
Total lease liabilities		$4,081	$31,202
The components of operating lease costs, included within general and administrative expenses within the consolidated statements of operations and comprehensive loss, were as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Operating lease cost	$8,903	$10,713
Short-term lease cost	512	236
Variable lease cost	906	1,241
Total operating lease cost	$10,321	$12,190

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of finance lease costs were as follows:

	Year Ended December 31, 2023
(Amounts in thousands)	Depreciation and Amortization	Interest Expense	Total
Total finance lease cost	$135	$39	$174
Supplemental cash flow and non-cash information related to leases were as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Cash paid for amounts included in measurement of operating lease liabilities	$8,668	$17,504
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease right-of-use assets recognized	$1,261	$787
Supplemental balance sheet information related to leases was as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Operating leases
Weighted average remaining lease term (in years)	1.3	5.3
Weighted average discount rate	5.4%	5.1%
As of December 31, 2024, the Company held no finance leases, and the maturity analysis of operating lease liabilities are as follows:

(Amounts in thousands)	Operating Leases
2025	$3,560
2026	480
2027	198
Total lease payments	4,238
Less amount representing interest	(157)
Total lease liabilities	$4,081
Subsequent to December 31, 2024 the Company entered into a lease agreement to lease real estate offices space until 2030 with total future lease payments of $5.1 million.
10. Goodwill and Internal Use Software and Other Intangible Assets, Net
Changes in the carrying amount of goodwill, net consisted of the following:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Balance at beginning of period	$32,390	$17,388
Goodwill acquired—Goodholm & Birmingham	—	14,041
Goodwill impairment	(7,266)	—
Reclassification of disposal units goodwill to assets held for sale	(1,112)	—
Effect of foreign currency exchange rate changes	(397)	961
Balance at end of period	$23,615	$32,390
During the fourth quarter of 2024, the Company recorded goodwill impairment charges of $7.3 million which is included within other expense/(income) in the consolidated statements of operations and comprehensive loss. The goodwill

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
impairment is related to entities in the U.K. for which management has classified as held for sale, see Note 12. No impairment of goodwill was recognized for the year ended December 31, 2023.
Internal use software and other intangible assets, net consisted of the following:

	As of December 31, 2024
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$147,994	$(129,487)	$18,507
Intellectual property and other	6.0	869	(291)	$578
Total Intangible assets with finite lives, net		148,863	(129,778)	19,085
Intangible assets with indefinite lives
Domain name		1,820	—	$1,820
Licenses and other		31	—	$31
Total Internal use software and other intangible assets, net		$150,714	$(129,778)	$20,936

	As of December 31, 2023
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$136,879	$(103,587)	$33,292
Intellectual property and other	5.7	1,008	(254)	754
Total Intangible assets with finite lives, net		137,887	(103,841)	34,046
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		2,260	—	2,260
Total Internal use software and other intangible assets, net		$141,967	$(103,841)	$38,126
The Company capitalized $8.5 million and $13.1 million in internal use software and website development costs during the years ended December 31, 2024 and 2023, respectively. Included in capitalized internal use software and website development costs are $1.8 million and $4.1 million of stock-based compensation costs for the years ended December 31, 2024 and 2023, respectively. Amortization expense totaled $26.1 million and $37.1 million during the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, none and $2.3 million impairment were recognized relating to other intangible assets (see Note 5).
Amortization expense related to intangible assets as of December 31, 2024 is expected to be as follows:

(Amounts in thousands)	Total
2025	$10,685
2026	5,357
2027	2,059
2028	656
2029 and thereafter	328
Total	$19,085

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following:

	As of December 31,
(Amounts in thousands)	2024	2023
Prepaid expenses	$17,165	$27,859
Tax receivables	5,484	8,348
Security Deposits	11,245	15,179
Total prepaid expenses and other assets	$33,894	$51,386

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Assets and Liabilities Held for Sale
During the fourth quarter of 2024, management enacted a plan to sell several entities in the U.K. which are being actively marketed, are available for sale in their current respective conditions, and management expects to complete the respective sales within one year and all criteria included in Note 2 have been met. The Company recorded a write down of the disposal group to fair value, less cost to sell, in the amount of 4.2 million which is included in other expenses/(income) on the consolidated statements of operations and comprehensive loss. The following table represents summarized balance sheet information of assets and liabilities held for sale:

(Amounts in thousands)	As of December 31, 2024
Cash and cash equivalents	$3,814
Restricted cash	3,868
Mortgage loans held for sale, at fair value	1,721
Other receivables, net	1,244
Property and equipment, net	35
Internal use software and other intangible assets, net	2,203
Goodwill	1,112
Prepaid expenses and other assets	634
Write down of assets to fair value less cost to sell	(4,220)
Total assets held for sale	$10,411

Accounts payable and accrued expenses	1,684
Escrow payable and other customer accounts	3,868
Other liabilities	564
Total liabilities held for sale	$6,116

13. Customer Deposits
In relation to the Company’s banking activities tied to the Birmingham acquisition in the U.K., the Company offers individual savings accounts and other depository products with differing maturities and interest rates to its customers. The balance of customer deposits as of December 31, 2024 and December 31, 2023 was $134.1 million and $11.8 million, respectively, on the consolidated balance sheets.
The following table presents average balances and weighted average rates paid on deposits for the years indicated:

	Year Ended December 31, 2024		Year Ended December 31, 2023
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$10,405	2.94%	$2,826	2.55%
Term	44,970	3.94%	2,826	2.04%
Savings	3,285	2.11%	5,324	2.19%
Total Deposits	$58,660	3.00%	$10,976	2.26%

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents maturities of customer deposits:

(Amounts in thousands)	As of December 31, 2024
Demand Deposits	$29,647
Maturing In:
2025	10,471
2026	28,228
2027	38,801
2028	—
Thereafter	26,983
Total	134,130
Interest Expense on deposits is recorded in interest expense in the consolidated statements of operations and comprehensive loss for the year indicated as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Notice	$460	$73
Term	1,946	23
Savings	102	96
Total Interest Expense	$2,508	$192

Deposits are for U.K. banking clients and are protected up to £85.0 thousand ($106.7 thousand) per eligible person by the Financial Services Compensation Scheme in the U.K. Of the total customer deposits as of December 31, 2024, $29.5 million were over the applicable insured amount.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(Amounts in thousands)	2024	2023
Deferred Revenue	3,038	272
Loan Repurchase Reserve (Note 18)	7,523	19,472
Other Liabilities	2,905	6,093
Total other liabilities	$13,466	$25,837

15. Corporate Line of Credit, Pre-Closing Bridge Notes and Convertible Notes
Corporate Line of Credit—The Company made the final principal payment on its corporate line of credit in August 2023 and as such incurred no interest expense under the corporate line of credit during the year ended December 31, 2024.
For the year ended December 31, 2023, the Company recorded a total of $17.5 million related to interest expense as follows: $11.5 million in interest expense related to the line of credit and $6.0 million in interest expense related to the amortization of deferred debt issuance costs and discount and other debt servicing fees which is included in interest and amortization on non-funding debt expense within the consolidated statements of operations and comprehensive loss.
Pre-Closing Bridge Notes— In connection with the Closing of the Business Combination, the Pre-Closing Bridge Notes held by SB Northstar in an aggregate principal amount of $650.0 million automatically converted into Class C common stock at a conversion price of $500.00 per share, adjusted by the 1-for-50 reverse stock split, (and the Pre-Closing Bridge Notes held by the Sponsor in an aggregate principal amount of $100.0 million were exchanged for 0.8 million shares of Class A common stock.
For the year ended December 31, 2023, the Company recorded a loss of $236.6 million of changes in fair value of embedded derivatives included in other expenses/(income), within the consolidated statements of operations and comprehensive loss.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024 and 2023, the carrying amount of the Convertible Note was $519.7 million and $514.6 million on the consolidated balance sheets, respectively. For the years ended December 31, 2024 and 2023, the Company recorded a total of $7.6 million and $2.2 million, respectively, of interest expense related to the Convertible Note. Interest expense from the Convertible Note is included in interest expense within the consolidated statements of operations and comprehensive loss. In February 2024, the Company made a cash payment in the amount of $2.5 million, which consisted of $1.1 million towards the principal and $1.4 million of interest from January 1, 2024 through February 15, 2024. For the period February 16, 2024 to December 31, 2024, the Company has elected to pay interest in kind on the Convertible Note, which is calculated at 1% per annum and accrued at the fair value of the additional note issued.
16. Related Party Transactions
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
In September 2021, the Company and TheNumber entered into a technology integration and license agreement. The listed services provided by TheNumber are lead generation, market rate analysis, lead growth analysis, property listing analysis, automated valuation models, and financial risk analysis. Both parties agreed to jointly develop all aspects of this program, and the agreement provides for the utilization of TheNumber employees by the Company. In January 2024, the agreement was extended for an additional year. The services provided by TheNumber are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with these agreements, the Company paid expenses of $1.0 million and $0.8 million for the years ended December 31, 2024 and 2023 respectively, which are included within general and administrative expenses on the consolidated statements of operations and comprehensive loss. The Company included a payable of $56 thousand, within accounts payable and accrued expenses on the consolidated balance sheets, and $230 thousand, within other liabilities on the consolidated balance sheets, as of December 31, 2024 and 2023, respectively.
Notable—In previous years, the Company or subsidiaries of the Company, entered into several agreements (herein referred to as the “Notable Agreements”) with Notable Finance LLC (“Notable”), an entity in which Vishal Garg and 1/0 Real Estate (an entity affiliated with Vishal Garg), collectively hold a majority ownership interest. The Notable Agreements included products such as a consumer lending program, a non-revolving personal line of credit, and other financial products which were offered to borrowers of the Company. The Notable Agreements also included the ability for the Company to purchase up to $20.0 million of unsecured home improvement loans underwritten and originated by Notable for the Company’s customers.
During 2024, the Company decided to cease offering the products and services provided via the Notable Agreements. As of December 31, 2024 and 2023, the Company had $4.2 million and $6.3 million of unsecured home improvement loans purchased from Notable, which are included within mortgage loans held for sale, at fair value on the consolidated balance sheets. Notable will continue to provide servicing for the loans purchased from Notable that remain on the Company’s balance sheet. During the years ended December 31, 2024 and 2023, the Company had purchases of loans from Notable of none and $0.2 million, respectively.
For the year ended December 31, 2024, the Company incurred $64.5 thousand of expenses for amortization of internal use software under the agreement, which are included within depreciation and amortization on the consolidated statements of operations and comprehensive loss. For the year December 31, 2023, the Company incurred $43.2 thousand of expenses under the agreement, which are included within marketing and advertising expenses, and depreciation and amortization on the consolidated statements of operations and comprehensive loss. As the Company has ceased offering products and services with Notable, the Company has impaired $0.2 million of capitalized internal use software which is included within other expense/(income) within the consolidated statements of operations and comprehensive loss.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Related Party Services—The Company has relationships with 1/0 Capital LLC and Zethos Inc (doing business as “True Work”), companies affiliated with Vishal Garg, the Chief Executive Officer, which provide services to the Company varying from data analytics to information technology support services. For the years ended December 31, 2024 and 2023, the Company incurred expenses of $120.4 thousand and $165.9 thousand, respectively, in relation to these services, which are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss. The Company included a payable of $18.2 thousand, within accounts payable and accrued expenses on the consolidated balance sheets, and $159.7 thousand, within other liabilities on the consolidated balance sheets as of December 31, 2024 and 2023, respectively.
17. Commitments and Contingencies
Litigation—The Company, among other things, engages in mortgage lending, title and settlement services, and other financial technology services. The Company operates in a highly regulated industry and may be subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, audits, examinations, investigations, employee labor disputes, and potential enforcement actions from regulatory agencies. While the ultimate outcome of these matters cannot be predicted with certainty due to inherent uncertainties in litigation, management accrues for losses when they are probable to occur and such losses are reasonably estimable, and discloses pending litigation if the Company believes a possibility exists that the litigation will have a material effect on its financial results. Legal costs expected to be incurred are accounted for as they are incurred.
The Company is currently a party to pending legal claims and proceedings regarding employee related labor disputes initially brought forth during the third quarter of 2020. The disputes allege that the Company has failed to pay certain employees for overtime and is in violation of the Fair Labor Standards Act and labor laws in the State of California. The majority of such legal claims and proceedings are in the early stages and, to the extent applicable, have not yet reached the class certification stage and as such the ultimate outcomes cannot be predicted with certainty due to inherent uncertainties in the legal claims and proceedings.
As part of the disputes and other similar types of legal matters, the Company included an estimated liability of $8.3 million and $8.4 million as of December 31, 2024 and 2023, respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheets. During the year ended December 31, 2024, the changes in the liability included settlements of $0.5 million as well as additional accruals of $0.4 million related to certain other employment matters, which were included within general and administrative expense on the consolidated statement of operations and comprehensive loss. There were no changes in the estimated liability for the year ended December 31, 2023.
In June 2022, Sarah Pierce, Pre-Business Combination Better’s former Head of Sales and Operations, filed litigation against Pre-Business Combination Better, Mr. Garg, and Nicholas Calamari, our Chief Administrative Officer and Senior Counsel. In September 2023, Ms. Pierce voluntarily dismissed her claims against the Company and Messrs. Garg and Calamari with prejudice and withdrawn her appeal of a separate judgment obtained by the Company against her. Impacts of the settlement were not material to the Company and are included within the consolidated statements of stockholder’s equity.
Regulatory Matters—In the third quarter of 2021, following third-party audits of samples of loans produced during the fiscal years 2018, 2019, and 2021, the Company became aware of certain TILA-RESPA Integrated Disclosure (“TRID”) defects in the loan production process that resulted in the final closing costs disclosed in the closing disclosure, in some instances, being greater than those disclosed in the loan estimate. Some of these defects were outside applicable tolerances under the TRID rule, which resulted in potential overcharges to consumers. As of December 31, 2024 and 2023, the Company included an estimated liability of $6.6 million and $8.6 million, respectively, within accounts payable and accrued expenses on the consolidated balance sheets. For the year ended December 31, 2024, the Company recorded additional accruals for these potential TRID defects of $0.3 million which is included within loan origination expense in the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2024, the Company had relief of the liability due to payments to customers in the amount of $2.3 million.
For the year ended December 31, 2023, the Company reduced the estimated liability for these potential TRID defects in the amount of $3.3 million and is included within loan origination expense in the consolidated statement of operations and comprehensive loss. This accrual is the Company’s best estimate of potential exposure on the larger population of loans based on the results obtained by the audited sample. The accrued amounts are for estimated refunds potentially due to consumers for TRID tolerance errors for loans produced with the identified defects. The Company is continuing to remediate TRID tolerance defects as necessary.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loan Commitments—The Company enters into IRLCs to fund mortgage loans, at specified interest rates and within a specified period of time, with potential borrowers who have applied for a loan and meet certain credit and underwriting criteria. As of December 31, 2024 and 2023, the Company had outstanding commitments to fund mortgage loans in notional amounts of approximately $129.9 million and, $227.4 million, respectively. The IRLCs derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of December 31, 2024 and 2023, respectively, on the consolidated balance sheets. See Note 20.
Forward Sale Commitments—In the ordinary course of business, the Company enters into contracts to sell existing LHFS or loans committed but yet to be funded into the secondary market at specified future dates. As December 31, 2024 and 2023, the Company had outstanding forward sales commitment contracts of notional amounts of approximately $158.0 million and $265.0 million, respectively. The forward sales commitments derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of December 31, 2024 and 2023, respectively, on the consolidated balance sheets. See Note 20.
Concentrations—See below for areas considered to be concentrations of credit risk for the Company:
Significant loan purchasers are those which represent more than 10% of the Company’s loan volume. During the year ended December 31, 2024, the Company had three loan purchasers that accounted for 37%, 26%, and 19% of loans sold by the Company. During the year ended December 31, 2023, the Company had one loan purchaser that accounted for 66% of loans sold by the Company.
Concentrations of credit risk associated with the LHFS carried at fair value are limited due to the large number of borrowers and their dispersion across many geographic areas throughout the United States. As of December 31, 2024, the Company had originated 10% of its LHFS secured by properties in California. As of December 31, 2023, the Company originated 12% and 11%, of its LHFS secured by properties in Florida and Texas, respectively.
The Company maintains cash and cash equivalent balances at various financial institutions. Cash accounts at each bank are insured by the Federal Deposit Insurance Corporation for amounts up to $0.25 million. As of December 31, 2024 and 2023, the majority of the Company’s cash and cash equivalent balances are in excess of the insured limits at various financial institutions.
Escrow Payable and Other Customer Accounts—In accordance with its lender obligations, the Company maintains a separate escrow bank account to hold borrower funds pending future disbursement. The Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. The Company also administers customer deposits in relation to other non-mortgage products and services that the Company offers. These funds are shown as restricted cash and there is a corresponding escrow payable on the consolidated balance sheet, as they are being held on behalf of the borrower or customer. The balance in these accounts as of December 31, 2024 and 2023 was $0.1 million and $3.4 million, respectively, and are included within escrow payable and other customer accounts on the consolidated balance sheets.
18. Risks and Uncertainties
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For all counterparties with open positions as of December 31, 2024, in the event that the Company does not deliver into the forward-delivery commitments, they can be settled on a net basis. Net settlements entail paying or receiving cash based upon the change in market value of the existing instrument.
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
Loan Repurchase Reserve—The Company sells loans to loan purchasers without recourse. As such, the loan purchasers have assumed the risk of loss or default by the borrower. However, the Company is usually required by these loan purchasers to make certain standard representations and warranties relating to the loan. To the extent that the loans performance does not comply with such representations, the Company may be required to repurchase the loans or indemnify these loan purchasers for losses. The Company repurchased $9.9 million (30 loans) and $22.1 million (55 loans) in unpaid principal balance of loans during the years ended December 31, 2024 and 2023, respectively related to its loan repurchase obligations. The Company’s loan repurchase reserve is included within other liabilities on the consolidated balance sheets. The (recovery of)/provision for the loan repurchase reserve is included within gain on loans, net on the consolidated statements of operations and comprehensive loss. The following presents the activity of the Company’s loan repurchase reserve:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Loan repurchase reserve at beginning of year	$19,472	$26,745
Recovery	(9,923)	(1,823)
Charge-offs	(2,026)	(5,450)
Loan repurchase reserve at end of year	$7,523	$19,472
Borrowing Capacity—The Company funds the majority of mortgage loans on a short-term basis through committed and uncommitted warehouse lines as well as from operations for any amounts not advanced by warehouse lenders, see Note 6. As a result, the Company’s ability to fund current operations depends on its ability to secure these types of short-term financings. If the Company’s principal lenders decided to terminate or not to renew any of the warehouse lines with the Company, the loss of borrowing capacity could be detrimental to the Company’s consolidated financial statements unless the Company found a suitable alternative source.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Net Loss Per Share
The computation of net loss per share and weighted average shares of the Company's common stock outstanding during the periods presented is as follows:

	Year Ended December 31,
(Amounts in thousands, except for share and per share amounts)	2024	2023
Basic and diluted net loss per share:
Net loss	$(206,290)	$(536,420)
Shares used in computation:
Weighted average common shares outstanding(1)	15,111,701	9,233,683
Weighted-average effect of dilutive securities:
Assumed exercise of stock options	—	—
Assumed exercise of Public & Private Warrants	—	—
Diluted weighted-average common shares outstanding	15,111,701	9,233,683
Earnings (loss) per share attributable to common stockholders:
Basic	$(13.65)	$(58.09)
Diluted	$(13.65)	$(58.09)
1.Year ended December 31, 2023 has been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
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
The Company's potentially dilutive securities, which include stock options, RSUs, warrants to purchase shares of common stock, and Sponsor locked-up shares, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. The Company excluded the following securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated as including them would have had an anti-dilutive effect:

	Year Ended December 31,
(Amounts in thousands)	2024	2023 (2)
RSUs and Options to purchase common stock (1)	1,145	963
Public warrants(1)(3)	6,075	6,075
Private warrants(1)(3)	3,733	3,733
Sponsor locked-up shares(1)	14	14
Total	10,967	10,785
__________________
(1)Securities have an antidilutive effect under the treasury stock method.
(2)Year ended December 31, 2023 has been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
(3)Public and Private warrants are unadjusted by the Reverse Stock Split as a holder must exercise 50 warrants to receive one share of common stock.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. Fair Value Measurements
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$399,241	$—	$399,241
Derivative assets, at fair value (1)	—	1,231	1,308	2,539
Total Assets	$—	$400,472	$1,308	$401,780

Derivative liabilities, at fair value (1) —included within other liabilities	$—	$—	$86	$86
Warrants and equity related liabilities, at fair value (2)	729	678	—	1,407
Total Liabilities	$729	$678	$86	$1,493

	December 31, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	—	170,150	—	170,150
Derivative assets, at fair value (1)	—	—	1,716	1,716
Total Assets	$—	$170,150	$1,716	$171,866

Derivative liabilities, at fair value (1) —included within other liabilities	$—	$872	$77	$949
Warrants and equity related liabilities, at fair value (2)	972	1,359	—	2,331
Total Liabilities	$972	$2,231	$77	$3,280
__________________
(1)As of December 31, 2024, derivative assets represent forward sale commitments and IRLCs, and liabilities represent IRLCs. As of December 31, 2023, derivative assets represent IRLCs, and liabilities represent both IRLCs and forward sale commitments.
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
Derivative Assets and Liabilities—The Company uses derivatives to manage various financial risks. The fair values of derivative instruments are determined based on quoted prices for similar assets and liabilities, dealer quotes, and internal pricing models that are primarily sensitive to market observable data. The Company utilizes IRLCs and forward sale commitments. The fair value of IRLCs, which are related to mortgage loan commitments, is based on quoted market prices, adjusted by the pull-through factor, and includes the value attributable to the net servicing fee. The Company evaluated the significance and unobservable nature of the pull-through factor and determined that the classification of IRLCs should be Level 3 as of December 31, 2024 and 2023. Significant changes in the pull-through factor of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The value of IRLCs also rises and falls with changes in interest rates; for example, entering into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, will decrease the value of IRLC. The Company had issuances of approximately $19.7 million and $1.9 million of IRLCs during the years ended December 31, 2024 and 2023, respectively.
The number of days from the date of the IRLC to expiration of the rate lock commitment outstanding as of December 31, 2024 and 2023 was approximately, on average, 54 days and 52 days, respectively. The Company attempts to match the maturity date of the IRLCs with the forward commitments. Derivatives are presented in the consolidated balance

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
sheets under derivative assets, at fair value and other liabilities, at fair value. During the year ended December 31, 2024, the Company recognized $0.5 million of losses and $5.2 million of gains related to changes in the fair value of IRLCs and forward sale commitments, respectively. During the year ended December 31, 2023, the Company recognized $3.2 million of gains and $7.2 million of gains related to changes in the fair value of IRLCs and forward sale commitments, respectively. Gains and losses related to changes in the fair value of IRLCs and forward sale commitments are included in gain on loans, net within the consolidated statements of operations and comprehensive loss. Unrealized activity related to changes in the fair value of forward sale commitments were $5.7 million of gains and $4.7 million of losses, included in the $5.2 million of gains and $7.2 million of gains, during the years ended December 31, 2024 and 2023, respectively. The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows:

(Amounts in thousands)	Notional Value	Derivative Asset	Derivative Liability
Balance as of December 31, 2024
IRLCs	$129,900	$1,308	$86
Forward commitments	$158,000	1,231	—
Total		$2,539	$86
Balance as of December 31, 2023
IRLCs	$227,380	$1,716	$77
Forward commitments	$265,000	—	872
Total		$1,716	$949
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
As of December 31, 2024 and 2023, Level 3 instruments include IRLCs, bifurcated derivative, and convertible preferred stock warrants. The following table presents the rollforward of Level 3 IRLCs:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Balance at beginning of period	$1,640	$(1,513)
Change in fair value of IRLCs	(418)	3,153
Balance at end of period	$1,222	$1,640
The following table presents the rollforward of Level 3 bifurcated derivative:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Balance at beginning of year	$—	$236,603
Change in fair value of bifurcated derivative	—	(236,603)
Balance at end of year	$—	$—

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the rollforward of Level 3 convertible preferred stock warrants:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Balance at beginning of year	$—	$3,096
Issuances	—	—
Exercises	—	(2,829)
Change in fair value of convertible preferred stock warrants	—	(266)
Balance at end of year	$—	$—

Counterparty agreements for forward sale commitments contain master netting agreements, which contain a legal right to offset amounts due to and from the same counterparty and can be settled on a net basis. The table below presents gross amounts of recognized assets and liabilities subject to master netting agreements.

(Amounts in thousands)	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Net Amounts Presented in the Consolidated Balance Sheet
Offsetting of Forward Commitments - Assets
Balance as of:
December 31, 2024:	$1,249	$(18)	$1,231
December 31, 2023	$—	$—	$—
Offsetting of Forward Commitments - Liabilities
Balance as of:
December 31, 2024:	$—	$—	$—
December 31, 2023	$168	$(1,041)	$(872)
Significant Unobservable Inputs—The following table presents quantitative information about the significant unobservable inputs used in the recurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	December 31, 2024
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.45% - 100.00%	74.8%

	December 31, 2023
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.77% - 100.00%	89.8%
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

		As of December 31,
		2024		2023
(Amounts in thousands)	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	Level 1	$53,774	$53,791	$25,597	$25,563
Loans held for investment	Level 3	$113,144	$113,348	$4,793	$5,103
Convertible Note	Level 3	$519,749	$371,160	$514,644	$309,135
In determining the fair value of the Convertible Note and loans held for investment, management uses factors that are material to the valuation process, including but not limited to, risks, prospects, and economic and market conditions, among other factors. As a number of assumptions and estimates were involved that are largely unobservable, Convertible Note, and loans held for investment are classified as Level 3 inputs within the fair value hierarchy.
21. Income Taxes
The Company is subject to US (federal, state and local) and foreign income taxes. The components of income (loss) before income tax expense (benefit) are as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
U.S.	$(163,597)	$(504,096)
Foreign	(41,843)	(30,326)
(Loss) income before income tax expense	$(205,440)	$(534,422)
The following table displays the components of the Company’s federal, state and local, and foreign income taxes.

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Current Income Tax Expense (Benefit):
Federal	$121	$127
Foreign	349	1,780
State and local	376	8
Total Current Income Tax Expense (Benefit)	846	1,915

Deferred Income Tax Expense (Benefit):
Federal	(25,971)	(46,751)
Foreign	(7,756)	(8,351)
State and local	(2,475)	(7,436)
Valuation Allowance	36,206	62,621
Total Deferred Income Tax Expense (Benefit)	4	83

Income Tax Expense (Benefit)	$850	$1,998

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table displays the difference between the U.S. federal statutory corporate tax rate and the effective tax rate.

	Year Ended December 31,
	2024	2023
US federal statutory corporate tax rate	21.00%	21.00%
State and local tax	0.61%	1.02%
Stock-based compensation	-3.27%	-0.74%
Fair value of warrants	0.09%	-9.33%
Others	-2.33%	-0.79%
Foreign tax rate differential	0.81%	0.23%
R&D tax credit	0.09%	—%
Unrecognized tax benefits	-0.06%	-0.02%
Change in valuation allowance	-17.35%	-11.75%
Effective Tax Rate	-0.41%	-0.38%
The difference between the U.S. Federal statutory tax rate and the effective tax rate relates to permanent differences between book and taxable income with respect to reporting for income tax purposes and the change in valuation allowance. The permanent differences will not be reversed in the future. These amounts were predominantly comprised of changes in valuation allowance, state and local taxes, and stock option expense.

Deferred Income Tax Assets and Liabilities
The Company evaluates the deferred income tax assets for the recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and losses and projections of future taxable income (loss).
As of December 31, 2024, the Company continued to conclude that the negative evidence with respect to the recoverability of its deferred income tax assets outweighed the positive evidence. It is more likely than not that the deferred income tax assets will not be realized. As of December 31, 2024 and 2023, the Company had a 100% valuation allowance on its domestic deferred tax assets. The Company’s framework for assessing the recoverability of deferred income tax assets requires it to weigh all available evidence, to the extent it exists, including:
•the sustainability of future profitability required to realize the deferred income tax assets,
•the cumulative net income or losses in the consolidated statements of operations and comprehensive income in recent years

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table displays deferred income tax assets and deferred income tax liabilities:

	As of December 31,
(Amounts in thousands)	2024	2023
Deferred Income Tax Assets
Net operating loss	$372,712	$334,955
Reserves	5,110	4,550
Loan repurchase reserve	1,969	5,219
Restructuring reserve	2,376	2,532
Accruals	174	—
Deferred revenue	—	22
Internal use software	12,221	6,172
Other	587	2,382
Total Deferred Income Tax Assets	395,149	355,832
Deferred Income Tax Liabilities
Non-qualified stock options	(10,182)	(6,215)
Intangible assets	(467)	(840)
Depreciation	(939)	(1,741)
Total Deferred Income Tax Liabilities	(11,588)	(8,796)
Net Deferred Tax Asset before Valuation Allowance	383,561	347,036
Less: Valuation Allowance	(383,362)	(346,833)
Deferred Income Tax Assets, Net	$199	$203
As of December 31, 2024 and 2023 the Company had federal net operating loss (“NOL”) carryforwards of approximately $1,285 million and $1,160 million, respectively, and state NOL carryforwards of $1,017 million and $936 million, respectively, which are available to offset future taxable income. As of December 31, 2024 and 2023 the Company had foreign (U.K.) NOL carryforwards of approximately $189 million and $155 million, respectively, which are available to offset future taxable income. Certain U.S. federal and state NOLs as of December 31, 2024 will begin to expire in 2035.
Utilization of the NOL carryforwards for purposes of federal income tax is subject to an annual limitation pursuant to Internal Revenue Code Section 382 (“Section 382”) due to ownership changes that have occurred. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has assessed and concluded there have been multiple changes of control as defined by Section 382 since inception. As of December 31, 2024, the Company's deferred income tax asset relating to the Company's NOL carryforwards will be subject to an annual limitation pursuant to Section 382, thereby limiting the amount of NOL utilization each year.
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Unrecognized tax benefits - January 1	$1,353	$1,353
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Gross increases - tax positions in current period	—	—
Settlement	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits - December 31	$1,353	$1,353

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2024, the gross unrecognized tax benefits did not change, however $121.5 thousand of interest and penalties were accrued on the $1.35 million unrecognized tax benefit balance as of December 31, 2023. Included in the balance of unrecognized tax benefits of $1.35 million as of December 31, 2024, are tax benefits that if recognized, will affect the effective tax rate. The Company does not expect a material change in uncertain tax positions in the next 12 months.
The Company files a consolidated federal income tax return, foreign income tax returns and various state consolidated or combined income tax returns. The Company’s major tax jurisdictions are U.S. federal, New York State, New York City, California, and India. The Company generally remains subject to examination for Federal income tax returns for the years 2021 and forward, state income tax returns for the years 2020 and forward, and foreign income tax return for the years 2020 and forward.
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
22. Convertible Preferred Stock
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
The change in fair value of convertible preferred stock warrants for the years ended December 31, 2024 and 2023 was none and a gain of $0.3 million, respectively,and was recorded in other expenses within the consolidated statements of operations and comprehensive loss.

23. Stockholders' Equity
On the Closing Date, the Company consummated the Business Combination pursuant to the terms of the Merger Agreement and on August 24, 2023, the Company’s Class A common stock began trading and Public Warrants continued trading on the Nasdaq under the ticker symbols “BETR” and “BETRW”, respectively. Each outstanding share of Pre-Business Combination Better common stock was exchanged for approximately 3.06 shares of the Company’s Class A, Class B, or Class C common stock, as applicable.
The Company’s authorized capital stock consists of 36.0 million shares of Class A common stock, 14.0 million shares of Class B common stock, and 16.0 million shares of Class C common stock, each with a par value per share of $0.0001. Each holder of Class A common stock has the right to one vote per share and each holder of Class B common stock has the right to three votes per share. Except as described below or otherwise provided by the Company’s certificate of incorporation or required by applicable law, shares of Class C common stock are non-voting and will not entitle the holder thereof to any voting power. Shares of Class A common stock, Class B common stock and Class C common stock are treated equally, identically and ratably, on a per share basis, with respect to any dividends or distributions as may be declared and paid from time to time. Upon the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of Class A common stock, Class B common stock and Class C common stock will be entitled to receive ratably all assets of the Company available for distribution to its stockholders unless disparate or different treatment of the shares of each such class with respect to distributions upon any such liquidation, dissolution or winding up is

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approved in advance by the affirmative vote of the holders of a majority of the then-outstanding shares of Class A common stock, Class B common stock and Class C common stock, each voting separately as a class.
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
The Company's equity structure consists of different classes of common stock which as presented below:

	As of December 31, 2024
(Amounts in thousands, except share amounts)	Shares Authorized	Shares Issued and outstanding	Par Value
Common A Stock	36,000,000	9,193,901	$2
Common B Stock	14,000,000	4,537,349	—
Common C Stock	16,000,000	1,437,545	—
Total common stock	66,000,000	15,168,795	$2

	As of December 31, 2023
(Amounts in thousands, except share amounts)	Shares Authorized[1]	Shares Issued and outstanding[1]	Par Value[1]
Common A Stock	36,000,000	7,187,207	$2
Common B Stock	14,000,000	6,410,714	—
Common C Stock	16,000,000	1,437,546	—
Total common stock	66,000,000	15,035,467	$2

1.Periods have been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
Private and Public Warrants—As of December 31, 2024 and 2023, the Company had a total of $1.3 million and $1.9 million, respectively, of Private Warrants held by a related party, and Public Warrants, which are included as warrant and equity related liabilities, at fair value, within the consolidated balance sheets. The change in fair value of Warrants for the year ended December 31, 2024 and 2023, was a loss of $0.6 million and a loss of $0.7 million, respectively, and is included in other expenses/(income) within the consolidated statements of operations and comprehensive loss.
Sponsor Locked-Up Shares—As of December 31, 2024 and 2023, the Company had a total of $0.1 million and $0.4 million, respectively, in respect of Sponsor Locked-up Share liabilities which were issued to a related party, and are included within warrant and equity liabilities, at fair value, in the consolidated balance sheets. The change in fair value of Sponsor Locked-Up Shares for the years ended December 31, 2024 and 2023, was a loss of $0.3 million and $0.2 million, respectively, and is included in other expenses/(income) within the consolidated statements of operations and comprehensive loss.
Notes Receivable from Stockholders—The Company, previously at times, entered into promissory note agreements with certain employees for the purpose of financing the exercise of the Company’s stock options. These employees had the ability to use the promissory notes to exercise stock options that have not yet been vested by the respective employees. Interest is compounded and accrued based on any unpaid principal balance and is due upon the earliest of maturity, 120 days after an employee leaves the Company, the date the employee sells shares acquired through the promissory note agreement without prior written consent of the Company, or the day prior to the date that any change in the employee’s status would cause the loan to be a prohibited extension or maintenance of credit under Section 402 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). The Company no longer enters into promissory note agreements for the purpose of financing the exercise of the Company’s stock options and no longer allows for the early exercise of stock options.
As of December 31, 2024 and 2023, the Company had a total of $16.0 million and $18.3 million, respectively, of outstanding promissory notes.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Of the notes outstanding as of December 31, 2024 and 2023, $9.2 million and $10.1 million, respectively, were issued for the exercise of stock options vested and are recorded as a component of stockholders’ equity within the consolidated balance sheets. The balance as of December 31, 2024 and 2023 does not include any promissory notes due from directors and officers of the Company.
Of the notes outstanding as of December 31, 2024 and 2023, $6.8 million and $8.2 million, respectively, were issued for the early exercise of stock options not yet vested. Notes issued for the early exercise of stock options not yet vested are not reflected within stockholders’ equity on the consolidated balance sheets as they relate to unvested share awards and therefore are considered non-substantive exercises. As the unvested share awards vest and are exercised in conjunction with the notes, they are recognized in the statement of equity within vesting of Common Stock issued via notes receivable from stockholders. The notes range in maturity from May 2025 to January 2026 and include interest rates ranging from 0.5% to 2.5% per annum.
24. Stock-Based Compensation
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
Upon closing of the Business Combination, the remaining unallocated share reserves under the 2016 Plan and the 2017 Plan were cancelled and no new awards will be granted under either the 2016 Plan or the 2017 Plan. Awards outstanding under the 2016 Plan and the 2017 Plan were assumed by Better Home & Finance upon the closing of the Business Combination and continue to be governed by the terms of the 2016 Plan and the 2017 Plan. In connection with the Business Combination each holder of Better HoldCo options and RSUs received an equivalent award adjusted based on the Exchange Ratio that vests in accordance with the original terms of the award.
In connection with the Business Combination, the Better Home & Finance’s 2023 Equity Incentive Plan (the “2023 Plan”) was adopted and approved by the Company's board of directors on August 22, 2023. The 2023 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock awards, RSUs and other equity and equity-based awards for issuance to Better Home & Finance’s service providers. A total of 1,772,533 shares of Class A common stock were initially reserved for issuance pursuant to the 2023 Plan (the “Initial Share Reserve”). The Initial Share Reserve will automatically increase on January 1 of each year beginning January 1, 2024 and ending in 2033, in an amount equal to the lesser of (i) five percent (5%) of the shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Class A common stock as is determined by the Board or committee of the Board; provided, however, that no more than 12,286,879 shares of Class A common stock may be issued upon the exercise of incentive stock options.
On December 7, 2023, the Board determined there would be no such automatic increase to the Initial Share Reserve on January 1, 2024. As of December 31, 2024, 568,973 awards have been granted under the 2023 Plan. As of December 31, 2024 1,622,392 are available for issuance under the 2023 Plan.
In connection with the Business Combination, the Better Home & Finance 2023 Employee Stock Purchase Plan (the “ESPP”) became effective on August 22, 2023, pursuant to which eligible employees may purchase shares of Class A common stock at a discounted rate. A total of 322,279 shares of Class A common stock were initially reserved for issuance pursuant to the ESPP (the “ESPP Share Reserve”). The ESPP Share Reserve will automatically increase on January 1 of each year beginning January 1, 2024 and ending in 2033, in an amount equal to the lesser of (i) one percent (1%) of the shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Class A common stock as is determined by the Board; provided, however, that no more than 2,417,091 shares of Class A common stock may be issued under the ESPP. On December 7, 2023, the Board determined there would be no such automatic increase to the Initial ESPP Share Reserve on January 1, 2024. As of December 31, 2024, no shares have been issued under the ESPP.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company no longer allows for the early exercise of awards under the 2016 Plan, 2017 Plan, or the 2023 Plan.
Stock Options—The following is a summary of stock option activity during the year ended December 31, 2024:

(Amounts in thousands, except options, prices, and averages)	Number of Options	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Term
Stock Options:
Outstanding—January 1, 2024	702,128	$76.86	$102	6.1
Options granted	—	$—
Options exercised	(5,212)	$10.27
Options cancelled or forfeited	(2,362)	$84.54
Options expired	(38,331)	$76.75
Outstanding—December 31, 2024	656,223	$77.37	$34	5.01

Vested and exercisable—December 31, 2024	613,774	$78.27	$34	4.81
Options expected to vest	42,486	$64.67	$—	7.90
December 31, 2024	656,260	$77.39	$34	5.01
As of December 31, 2024, total stock-based compensation cost not yet recognized related to unvested stock options was $3.8 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Intrinsic value is calculated by subtracting the exercise price of the stock option from the fair value of the Company’s Common A Stock on December 31, 2024 for in-the-money stock options, multiplied by the number of shares of Common A Stock per each stock option. The total intrinsic value of stock options exercised during the years ended December 31, 2024, and 2023 was $0.09 million, and $0.27 million, respectively.
The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2024 and 2023 was none, as no options were granted, and $34.00, respectively.
The total grant date fair value of options vested for the years ended December 31, 2024 and 2023 was $10.5 million and $13.7 million, respectively.
The Company previously allowed stock option holders to early exercise in exchange for cash prior to the vesting date. Shares of common stock issued upon early exercise are considered shares restricted until the completion of the original vesting period of the options and are therefore classified to stock options exercised, not vested on the consolidated balance sheets within other liabilities based upon the respective exercise price of the stock option and are not remeasured. Upon the completion of the vesting period, the Company reclassifies the liability to additional paid in capital on the consolidated balance sheets. Included within other liabilities on the consolidated balance sheets as of December 31, 2024 and 2023 was an immaterial amount and $1.5 million, respectively, of stock options exercised, not vested, which represents 365 and 1,739,740, respectively, of restricted shares.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The expected volatility was based on the historical and implied volatility of similar companies whose stock or option prices are publicly available, after considering the industry, stage of life cycle, size, market capitalization, and financial leverage of the other companies. The risk-free interest rate assumption was based on observed U.S. Treasury yield curve interest rates in effect at the time of grant appropriate for the expected term of the stock options granted. As permitted under authoritative guidance, due to the limited amount of stock option exercises, Better used the simplified method to compute the expected term for stock options granted to employees in the years ended December 31, 2024 and 2023, respectively.
Awards issued under the 2023 Plan used the fair value of the Company’s Class A common stock as traded on the public market to derive the fair value of the respective award.
The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The assumptions used to estimate the fair value of stock options granted are as follows:

	Year Ended December 31,
	2023
(Amounts in dollars, except percentages)	Range	Weighted Average
Fair value of Better's Common O Stock1	$22.30 - $55.8	$50.50
Expected volatility	76.50% - 77.40%	76.7%
Expected term (years)	5.0 - 6.1	5.8
Risk-free interest rate	3.60% - 4.20%	4.00%
1.Periods has been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
Restricted Stock Units—RSUs generally vest over four years upon satisfaction of service-based conditions. The following is a summary of RSU activity during the year ended December 31, 2024:

(Amounts in thousands, except shares and averages)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2023(1)	229,530	$124.49
RSUs granted(1)	568,973	$23.39
RSUs vested(2)	(231,566)	$71.23
RSUs cancelled or forfeited	(78,035)	$53.81
Unvested—December 31, 2024	488,902	43.28
1.Included in the Unvested balance as of December 31, 2023 are 49,516 Performance Stock Units grant ("PSU"). During the year ended December 31, 2022 the Company’s Board of Directors (the “Board”) approved the Performance Stock Units grant ("PSU") of 49,516 PSUs to an executive employee. The PSUs will be eligible to vest upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares at three distinct price threshold levels. The PSUs are also subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company through November 1, 2022. As of December 31, 2023, 49,516 PSUs remained outstanding.
2.Included in the Granted balance are 109,356 Performance Stock Units grant ("PSU"). During the year ended December 31, 2024 the Company’s Board of Directors (the “Board”) approved the Performance Stock Units grants ("PSU") of 109,356 PSUs to executive employees. The PSUs will be eligible to vest upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares at four distinct price threshold levels. As of December 31, 2024, 158,872 PSUs remained outstanding.
The weighted-average grant date fair value of the PSUs granted during 2024 was $5.95. The fair value of this award was estimated using a Monte Carlo simulation to address the path-dependent nature of the market-based vesting conditions. Based on the award term, equity value, expected volatility, risk-free rate, and a series of random variables with a normal distribution, the future equity value was simulated. Each trial within the simulation includes assumptions of achieving a per share valuation level of the Company’s common stock as stipulated in the agreement to determine whether the market-based conditions are met resulting in vesting or not, and the future value of the award. The simulation was run for 50K trials and the mean results from all the trials was taken as an indication of the fair value of each Tranche.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2024, the Company recorded a total stock‑based compensation expense of $16.3 million related to RSUs awarded to employees and non-employees directors. As of December 31, 2024, total stock-based compensation cost not yet recognized related to unvested RSUs was $14.9 million, which is expected to be recognized over a weighted-average period of 3.91 years.
Stock-Based Compensation Expense—Stock-based compensation expense is included within compensation and benefits in the consolidated statements of operations and comprehensive loss. The Company recognized stock-based compensation expense as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Total stock-based compensation expense[1]	$26,753	$54,145
__________________
(1)Technology expense excludes $1.8 million and $4.1 million of stock-based compensation expense, which was capitalized (see Note 10) for the years ended December 31, 2024 and 2023, respectively
25. Regulatory Requirements
The Company is subject to various local, state, and federal regulations related to its loan production by the various states it operates in, as well as federal agencies such as the Consumer Financial Protection Bureau, HUD, and the FHA and may be subject to the requirements of the agencies to which it sells loans, such as FNMA and FMCC. As a result, the Company may become involved in requests for information, periodic reviews, investigations, and proceedings by such various federal, state, and local regulatory bodies and agencies.
The Company is required to meet certain minimum net worth, minimum capital ratio and minimum liquidity requirements, including those established by HUD, FMCC and FNMA. As of December 31, 2024, the Company was in compliance with all necessary requirements.
Additionally, the Company may be subject to other financial requirements established by government-sponsored enterprises (“GSEs”), which include a limit for a decline in net worth and quarterly profitability requirements. In 2023, the Company failed to meet the additional financial requirements due to the Company’s decline in profitability and decline in net worth. The decline in net worth and decline in profitability permit GSEs to declare a breach of the Company’s contract. The Company has implemented additional financial requirements and remains in compliance with all applicable obligations as of December 31, 2024 and 2023.
26. Subsequent Events
The Company evaluated subsequent events from the date of the consolidated balance sheets of December 31, 2024 through the date of the release of financial statements, and has determined that, there have been no subsequent events that require recognition or disclosure in the consolidated financial statements, except as described in Note 6 and Note 9, and as follows:
Share Repurchase Authorization—On January 22, 2025, the Company announced that the Company’s Board of Directors has authorized a stock repurchase program for up to $25.0 million of the Company’s Class A common stock, par value $0.0001 per share, that will expire on December 31, 2025.

****

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, due to the material weaknesses described below, our disclosure controls and procedures were not effective as of December 31, 2024.

Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in the conformity with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rule 13a-15(f) and Rule 15d15(f) under the Exchange Act and based on the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO Framework”). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO Framework as of December 31, 2024. Based on our assessment and those criteria, the Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were not effective because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Material Weaknesses
While preparing the consolidated financial statements included in this Annual Report, our management concluded that the following material weaknesses in internal control over financial reporting, previously reported as of December 31, 2022, were not remediated as of December 31, 2024:

•The Company determined that certain actions taken by our Chief Executive Officer failed to set a tone at the top that supported a strong culture of internal controls based on the criteria established by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), which requires the Company to demonstrate a commitment to integrity and ethical values, and for management to establish structures, reporting lines, and appropriate authorities and responsibilities.
•The Company did not maintain an effective control environment, nor did it implement proper control activities required by the COSO Framework due to the limited number of accounting personnel with relevant experience and sufficient capacity.
•     The Company previously identified a material error in a valuation provided by a third-party due to the limited number of accounting personnel with relevant experience and sufficient capacity to review the valuation.
The above material weaknesses could result in misstatements to our financial statements in the future, if not remediated.

Remediation Efforts with Respect to Material Weaknesses
With oversight from the Audit Committee of the Company’s board of directors and input from the Company’s board of directors, management is in the process of designing and implementing changes in processes and controls to remediate the material weaknesses described above. The measures we are taking to remediate the identified material weaknesses and further evolve our accounting processes include:

Actions specific to the remediation of the material weakness in internal control over financial reporting during the year ended Dec. 31, 2024, related to the company’s tone at the top including demonstration of a commitment to integrity and ethical values, and the establishment of structures, reporting lines, and appropriate authorities and responsibilities.

•We have established a management ethics and compliance committee reporting directly to the Audit Committee of the Board of Directors which ensures that concerns related to integrity and ethical values are independently evaluated, investigated, and reported to the Audit Committee.

•The Chief Executive Officer has completed Executive Coaching to address behavioral aspects of his management style to the satisfaction of the Board of Directors.

•We have enhanced reporting lines, authorities, and responsibilities with the appointment of an independent director to serve as the Chairman of the Board, and appointment of a President/Chief Operations Officer.

•We have identified and evaluated the design and effectiveness of Entity Level Controls which set the tone at the top, establish and check adherence to standards of conduct, and address deviations promptly.

•We have identified and evaluated the design and effectiveness of certain Entity Level Controls which establish, with governance body oversight, structures, reporting lines and appropriate authorities across the business.

Actions specific to the remediation of the material weaknesses in internal control over financial reporting during the year ended Dec. 31, 2024 related to 1) maintaining an effective control environment and implementing proper control activities and 2) review and oversight of complex accounting valuations provided through third parties.

•We have created a Chief Accounting Officer role within the Chief Financial Officer’s organization to specifically focus on developing and maintaining an effective organizational structure defining the roles, responsibilities, and job duties.

•We have invested in key accounting personnel to increase the likelihood that experienced and skilled accounting resources are recruited and retained.

•Designing and implementing internal controls over financial reporting to address risks related to financial reporting.

•Designing and implementing the controls the company has designed related to complex accounting matters related to estimates, including the review of third-party specialist’s work, as well as the reasonableness of key assumptions, methodologies, and underlying data used in the estimate.

We may modify our remediation plan and will consider the material weaknesses remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are designed and operating effectively. In addition, under the direction of the Audit Committee of the Board, our management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures to address control deficiencies.

Changes in Internal Control over Financial Reporting
Except for as described above, there were no changes during the quarter ended December 31, 2024, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2024, no director or executive officer of the Company entered into, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or that constituted a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K). However, certain of our directors or officers have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Except as noted below, the information required by Item 10 is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders.
Insider Trading Policy
Better has an Insider Trading Policy governing the purchase, sale and other dispositions of its securities by directors, officers, managers and employees. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. The Insider Trading Policy is filed with this Form 10-K as Exhibit 19.1.
Information About Our Executive Officers
The following persons are executive officers of Better Home & Finance Holding Company:

Name	Position(s)	Age as of March 19, 2025
Vishal Garg	Chief Executive Officer	47
Kevin Ryan	Chief Financial Officer	54
Nicholas Calamari	Chief Administrative Officer and Senior Counsel	46
Paula Tuffin	General Counsel, Chief Compliance Officer and Secretary	62
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
Kevin Ryan. Mr. Ryan served as Chief Financial Officer of the Pre-Business Combination Better from October 2020 and has served as our Chief Financial Officer since the Closing. Mr. Ryan also served as Interim President from March 2023 until June 2024. Prior to joining Pre-Business Combination Better, Mr. Ryan spent more than two decades at Morgan Stanley. As Managing Director of Investment Banking and Head of Banks and Diversified Finance from 2015 to October 2020, he covered large and mid-cap banks, financial technology companies, consumer finance companies and mortgage real estate investment trusts. Mr. Ryan holds a bachelor’s degree from Rutgers University and a law degree from the University of Virginia. Mr. Ryan is a member of The Economic Club of New York.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Except as noted below, the information required by Item 12 is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders.
Equity Compensation Plan Information
The following table provides information as of December 31, 2024, concerning shares of Class A Common Stock and Class B Common Stock issuable under the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Class A Common Stock	568,973(1)	—	1,944,671(2)(3)
Class B Common Stock	656,223(4)	$77.37(5)	—(6)
Equity compensation plans not approved by security holders	—	—	—
Total	1,225,196	$77.37	1,944,671
(1)    A total of 568,973 RSUs were granted under the Better Home & Finance Holding Company 2023 Equity Incentive Plan (the “2023 Plan”) as of December 31, 2024. No initial offering period has commenced under the Better Home & Finance 2023 Employee Stock Purchase Plan (the “ESPP”).
(2)    Consists of 1,622,392 shares of Class A Common Stock remaining available for future issuance under the 2023 Plan and 322,279 shares of Class A Common Stock remaining available for future issuance under the ESPP, as of December 31, 2024. Any shares subject to an award granted under the 2023 Plan, the Better Holdco, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) or the Better Holdco, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) that terminates, expires or lapses for any reason or any such award which is settled in cash without the delivery of shares will again be available for future grants under the 2023 Plan. Further, to the extent shares are tendered or withheld to satisfy the grant, exercise price or tax withholding obligation with respect to any award under the 2023 Plan, such tendered or withheld shares will be available for future grants under the 2023 Plan.
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
(4)    Consists of 3,139 shares of Class B Common Stock underlying options granted under the 2016 Plan and 653,084 shares of Class B Common Stock underlying options and RSUs granted under the 2017 Plan.
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

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Better Home & Finance Holding Company	10-K	3.1	April 8, 2024
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Better Home & Finance Holding Company, dated August 16, 2024	8-K	3.1	August 19, 2024
3.3	Bylaws of Better Home & Finance Holding Company	8-K	3.2	August 25, 2023
4.1*	Warrant Agreement, dated as of March 3, 2021, by and between Aurora Acquisition Corp. and Continental Stock Transfer & Trust Company	S-4/A	4.4	July 24, 2023
4.2	Assignment, Assumption and Amendment Agreement, dated as of August 22, 2023, by and among Better Home & Finance Holding Company, Computershare Trust Company, N.A. and Computershare Inc.	8-K	4.2	August 28, 2023
4.3	Description of Securities	8-K	4.1	August 19, 2024
10.1	Indenture, dated as of August 22, 2023, by Better Home & Finance Holding Company, the Subsidiary Guarantors signatory thereto, and GLAS Trust Company LLC.	8-K	10.3	August 28, 2023
10.2	Amended and Restated Registration Rights Agreement, dated as of August 22, 2023, by and among Better Home & Finance Holding Company, Novator Capital Sponsor Ltd., and certain persons signatory thereto.	8-K	10.1	August 28, 2023
10.3	Joinder Agreement, dated as of October 11, 2023, by and between Better Home & Finance Holding Company, SVF II Beaver (DE) LLC, and SB Northstar LP.	S-1	10.29	October 12, 2023
10.4	Novator Exchange Election Agreement, dated as of August 22, 2023 by and among Better HoldCo, Inc., Novator Capital Sponsor Ltd. and Aurora Acquisition Corp.	8-K	10.2	August 28, 2023
10.5#	Form of Indemnification Agreement by and between Better Home & Finance Holding Company and each of its directors and executive officers.	8-K	10.4	August 28, 2023
10.6#	Better Holdco Inc. 2016 Equity Incentive Plan	S-1	10.5	October, 12 2023
10.7#	Form of Better Holdco Inc. 2016 Equity Incentive Plan Option Agreement	S-1	10.6	October, 12 2023
10.8#	Better Holdco Inc. 2017 Equity Incentive Plan	S-1	10.7	October, 12 2023
10.9#	Form of Better HoldCo Inc. 2017 Equity Incentive Plan RSU Agreement (Double-Trigger Vesting)	S-1	10.8	October, 12 2023
10.10#	Form of Better HoldCo Inc. 2017 Equity Incentive Plan RSU Agreement (Single-Trigger Vesting)	S-1	10.9	October, 12 2023
10.11#	Form of Better HoldCo Inc. 2017 Equity Incentive Plan Stock Option Agreement	S-1	10.1	October, 12 2023
10.12#	Form of Better HoldCo Inc. 2017 Equity Incentive Plan Stock Option Agreement (Early Exercise)	S-1	10.1	October, 12 2023
10.13#	Better Home & Finance Holding Company 2023 Incentive Equity Plan	8-K	10.5	August 28, 2023
10.14#	Form of Better Home & Finance Holding Company 2023 Incentive Equity Plan RSU Agreement	S-1	10.13	October, 12 2023
10.15#	Form of Better Home & Finance Holding Company 2023 Incentive Equity Plan Option Agreement	S-1	10.14	October, 12 2023
10.16#	Better Home & Finance Holding Company 2023 Employee Stock Purchase Plan	8-K	10.6	August 28, 2023

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
10.17	Amendment No. 2 to SB Northstar Subscription Agreement, dated as of August 21, 2023	8-K	10.1	August 23, 2023
10.18#	Employment Agreement, dated as of April 5, 2022, between Better Holdco, Inc. and Kevin Ryan.	S-4/A	10.24	July 24, 2023
10.19#	Employment Agreement, dated as of October 18, 2022, between Better Holdco, Inc. and Nicholas J. Calamari.	S-4/A	10.25	July 24, 2023
10.20#	Employment Agreement, dated as of October 18, 2022, between Better Holdco, Inc. and Paula Tuffin	S-4/A	10.26	July 24, 2023
10.21	Convertible Notes Side Letter, dated November 30, 2021 between SB Northstar and Vishal Garg.	S-4/A	10.27	July 24, 2023
10.22#	Chairman Agreement, dated as of April 27, 2022, between Better Holdco, Inc. and Harit Talwar.	S-4/A	10.30	July 24, 2023
10.23#	Loan Termination Agreement, dated as of August 21, 2023, between Better Holdco, Inc. and Vishal Garg.	8-K	10.15	August 28, 2023
10.24#	Loan Termination Agreement, dated as of August 21, 2023, between Better Holdco, Inc. and Kevin Ryan.	8-K	10.16	August 28, 2023
10.25#	Loan Termination Agreement, dated as of August 21, 2023, between Better Holdco, Inc. and Paula Tuffin.	8-K	10.17	August 28, 2023
10.26	Sponsor Purchase Subscription Agreement, dated as of August 22, 2023, by and between Better Home & Finance Holding Company and Novator Capital Sponsor, Ltd.	8-K	10.18	August 28, 2023
10.27#	Form of Transaction Bonus Agreement	8-K	10.1	September 29, 2023
10.28	Founder Side Letter, dated as of May 10, 2021, by and between Better Home & Finance Holding Company and Vishal Garg (included as Annex M to the Form S-4/A)	S-4/A	10.16	July 24, 2023
10.29	Better Holder Support Agreement, dated as of May 10, 2021, by and among the Registrant, Better Holdco, Inc. and the persons set forth on Schedule I thereto (included as Annex F to the proxy statement/prospectus)	S-4/A	10.2	July 24, 2023
10.30#	Better Holdco, Inc. Executive Change in Control Severance Plan
10.31#	Amendment to Employment Agreement, dated March 29, 2024, between Kevin Ryan and Better Home & Finance Holding Company
10.32#	Form of Restricted Stock Unit Award Agreement and Grant Notice	8-K	10.1	February 7, 2024
19.1	Insider Trading Policy of Better Home & Finance Holding Company
21.1	List of subsidiaries of Better Home & Finance Holding Company
23.1	Consent of Deloitte & Touche LLP
24.1	Powers of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Better Home & Finance Holding Company Clawback Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained Exhibit 101)
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

BETTER HOME & FINANCE HOLDING COMPANY
(Registrant)

Dated: March 19, 2025	By:	/s/Kevin Ryan
Name: Kevin Ryan
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

Signature	Title	Date

/s/Vishal Garg	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2025
Vishal Garg

/s/Kevin Ryan	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 19, 2025
Kevin Ryan

/s/Harit Talwar	Director and Chairman of the Board of Directors	March 19, 2025
Harit Talwar

/s/Michael Farello	Director	March 19, 2025
Michael Farello

/s/Steven Sarracino	Director	March 19, 2025
Steven Sarracino
/s/

/s/Prabhu Narasimhan	Director	March 19, 2025
Prabhu Narasimhan

/s/Arnaud Massenet	Director	March 19, 2025
Arnaud Massenet