Form 10-Q
period 2025-03-31
Better Home & Finance Holding Co
filed 2025-05-14
CIK 1835856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No  ☒
As of May 5, 2025, there were 9,716,145 shares of Class A common stock, 4,050,795 shares of Class B common stock and 1,437,545 shares of Class C common stock of the registrant issued and outstanding.

i

Part I - Financial Information
Item 1. Financial Statements
BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amounts in thousands, except share and per share amounts)	2025	2024
Assets
Cash and cash equivalents	$110,565	$211,101
Restricted cash	25,197	24,416
Short-term investments	117,411	53,774
Mortgage loans held for sale, at fair value	413,031	399,241
Loans held for investment (net of allowance for credit losses of $3,000 and $1,667 as of March 31, 2025 and December 31, 2024, respectively)	207,185	111,477
Other receivables, net	28,697	17,549
Assets held for sale	10,704	10,411
Property and equipment, net	2,380	2,717
Right-of-use assets	5,512	1,387
Internal use software and other intangible assets, net	20,488	20,936
Goodwill	23,994	23,615
Derivative assets, at fair value	3,961	2,539
Prepaid expenses and other assets	35,867	33,894
Total Assets	$1,004,992	$913,057
Liabilities and Stockholders’ (Deficit)/Equity
Liabilities
Warehouse lines of credit	$235,956	$244,070
Convertible Note	521,449	519,749
Customer deposits	261,063	134,130
Liabilities held for sale	5,842	6,116
Accounts payable and accrued expenses (includes $78 and $74 payable to related parties as of March 31, 2025 and December 31, 2024, respectively	58,873	48,134
Escrow payable and other customer accounts	689	74
Warrant and equity related liabilities, at fair value	1,179	1,407
Lease liabilities	7,467	4,081
Other Liabilities	14,619	13,466
Total Liabilities	1,107,137	971,227
Commitments and contingencies (see Note 12)
Stockholders’ (Deficit)/Equity
Common stock $0.0001 par value; 66,000,000 shares authorized as of March 31, 2025 and December 31, 2024, and 15,188,035 and 15,168,795 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Notes receivable from stockholders	(9,160)	(9,158)
Additional paid-in capital	1,867,649	1,863,288
Accumulated deficit	(1,960,923)	(1,910,366)
Accumulated other comprehensive income/(loss)	287	(1,936)
Total Stockholders’ (Deficit)/Equity	(102,145)	(58,170)
Total Liabilities and Stockholders’ (Deficit)/Equity	$1,004,992	$913,057
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2025	2024
Revenues:
Gain on loans, net	$24,576	$15,652
Other revenue	4,030	2,817
Net interest income
Interest income	10,445	8,636
Interest expense	(6,498)	(4,854)
Net interest income	3,947	3,782
Total net revenues	32,553	22,251
Expenses:
Compensation and benefits	46,668	38,073
General and administrative	11,630	14,047
Technology	7,182	5,458
Marketing and advertising	8,687	4,554
Loan origination expense	2,503	2,577
Depreciation and amortization	3,975	9,074
Other expenses/(Income)	2,320	(183)
Total Expenses	82,965	73,600
Loss before income tax expense	(50,412)	(51,349)
Income tax expense/(benefit)	145	143
Net Loss	(50,557)	(51,492)

Other comprehensive loss:
Foreign currency translation adjustment, net of tax	2,223	(313)
Comprehensive loss	$(48,334)	$(51,805)

Per share data:
Loss per share attributable to common stockholders:
Basic	$(3.33)	$(3.41)
Diluted	$(3.33)	$(3.41)
Weighted average common shares outstanding — basic	15,166,729	15,079,871
Weighted average common shares outstanding — diluted	15,166,729	15,079,871
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2025

	Common Stock
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity (Deficit)
Balance - December 31, 2024	15,168,795	2	(9,158)	1,863,288	(1,910,366)	(1,936)	(58,170)
Stock-based compensation	—	—	—	4,443	—	—	4,443
Tax withholding upon vesting of restricted stock units	(9,679)	—	—	(87)	—	—	(87)
Share issued for vested restricted stock units	28,919	—	—	—	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	(2)	5	—	—	3
Net loss	—	—	—	—	(50,557)	—	(50,557)
Other comprehensive income— foreign currency translation adjustment, net of tax	—	—	—	—	—	2,223	2,223
Balance - March 31, 2025	15,188,035	$2	$(9,160)	$1,867,649	$(1,960,923)	$287	$(102,145)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2024

	Common Stock
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding[1]	Par Value[1]	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance - December 31, 2023	15,035,467	$2	$(10,111)	$1,838,499	$(1,704,076)	$(1,714)	$122,600
Adjustment of transaction costs related to the Business Combination	—	—	—	(2,372)	—	—	(2,372)
Issuance of common stock for options exercised	2,418	—	—	19	—	—	19
Cancellation of common stock	(13,479)	—	—	—	—	—	—
Stock-based compensation	—	—	—	9,143	—	—	9,143
Tax withholding upon vesting of restricted stock units	—	—	—	(1,288)	—	—	(1,288)
Share issued for vested restricted stock units	87,168	—	—	1	—	—	1
Vesting of common stock issued via notes receivable from stockholders	—	—	(865)	857	—	—	(8)
Net loss	—	—	—	—	(51,492)	—	(51,492)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	—	(313)	(313)
Balance - March 31, 2024	15,111,574	2	(10,976)	1,844,859	(1,755,568)	(2,027)	76,290

1.Periods have been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Cash Flows from Operating Activities:
Net loss	$(50,557)	$(51,492)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation of property and equipment	415	1,029
Impairments	139	—
Amortization of internal use software and other intangible assets	3,560	8,045
Gain on sale of loans, net	(21,278)	(9,821)
Non-cash interest and amortization of debt issuance costs and discounts	1,700	1,217
Change in fair value of warrants	(228)	(823)
Stock-based compensation	4,033	8,760
Recovery of loan repurchase reserve	(2,127)	(3,563)
Provision for credit losses	1,244	—
Change in fair value of derivatives	(1,051)	(410)
Change in fair value of mortgage loans held for sale	(5,343)	829
Change in operating lease of right-of-use assets	(4,125)	1,148
Originations of mortgage loans held for sale	(875,348)	(650,505)
Proceeds from sale of mortgage loans held for sale	887,694	662,965
Change in operating assets and liabilities:
Other receivables, net	(11,539)	5,404
Prepaid expenses and other assets	(2,021)	519
Operating lease liabilities	3,386	(2,003)
Accounts payable and accrued expenses	10,439	(14,534)
Escrow payable and other customer accounts	662	384
Other liabilities	3,158	45
Net cash used in operating activities	(57,187)	(42,806)
Cash Flows from Investing Activities:
Purchase of property and equipment	(202)	(473)
Capitalization of internal use software	(2,339)	(386)
Maturities of short-term investments	85,325	22,638
Purchase of short-term investments	(148,026)	(55,165)
Origination of loans held for investment	(94,029)	—
Principal payments received on loans held for investment	428	—
Net cash used in investing activities	(158,843)	(33,386)
Cash Flows from Financing Activities:
Principal payments on convertible notes	—	(1,103)
Net repayments on warehouse lines of credit	(8,114)	(57)
Net increase (decrease) in customer deposits	126,933	(8)
Proceeds from exercise of stock options	2	20
Net cash provided by/(used in) financing activities	118,821	(1,148)
Effects of currency translation on cash, cash equivalents, and restricted cash	(2,835)	(123)
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash, including cash classified within assets held for sale	(100,044)	(77,463)
Less: net change in cash, cash equivalents and restricted cash classified within assets held for sale	289	—
Cash, cash equivalents, and restricted cash—Beginning of period	235,517	528,066
Cash, cash equivalents, and restricted cash—End of period	$135,762	$450,603
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

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Cash and cash equivalents, end of period	$110,565	$424,528
Restricted cash, end of period	25,197	26,075
Total cash, cash equivalents and restricted cash, end of period	$135,762	$450,603
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,793	$2,550
Income taxes paid/(refunded)	$(680)	$247
Non-Cash Investing and Financing Activities:
Capitalization of stock-based compensation related to internal use software	$410	$383
Vesting of common stock issued via notes receivable from stockholders	$2	$865
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Nature of the Business
Better Home & Finance Holding Company, formerly known as Aurora Acquisition Corp. (“Aurora”), together with its subsidiaries (collectively, the “Company”), provides a comprehensive set of homeownership offerings in the United States while expanding in the United Kingdom (the “U.K.”). The Company’s offerings include mortgage loans, real estate agent services, title and homeowner’s insurance, and other homeownership offerings. The Company leverages Tinman, its proprietary technology platform, to optimize the mortgage process from the initial application, to the integration of a suite of additional homeownership offerings, to the sale of loans to a network of loan purchasers.
Mortgage loans originated within the United States are through the Company’s wholly-owned subsidiary Better Mortgage Corporation (“BMC”). BMC is an approved Title II Single Family Program Lender with the Department of Housing and Urban Development’s (“HUD”) Federal Housing Administration (“FHA”), and is an approved seller and servicer with the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FMCC”). The Company has expanded into the U.K. and offers a multitude of financial products and services to consumers via regulated entities obtained through acquisitions. Within the fourth quarter of 2024, the Company decided to dispose of certain operating units in the U.K., see Note 8 for further details.
On August 22, 2023 (the “Closing Date”), the Company consummated the previously announced Business Combination (the “Business Combination”), pursuant to the terms of the Agreement and Plan of Merger, dated as of May 10, 2021 (as amended from time to time, the “Merger Agreement”), by and among Aurora, Better Holdco, Inc. (“Pre-Business Combination Better”), and Aurora Merger Sub I, Inc., formerly a wholly owned subsidiary of Aurora (“Merger Sub”). On the Closing Date, Merger Sub merged with and into Pre-Business Combination Better, with Pre-Business Combination Better surviving the merger (the “First Merger”) and Pre-Business Combination Better merged with and into Aurora, with Aurora surviving the merger and changing its name to “Better Home & Finance Holding Company” (referred to as “Better Home & Finance”) (such merger, the “Second Merger,” and together with the First Merger, the “Business Combination” and the completion thereof, the “Closing”).
Unless otherwise indicated, references to “Better,” “Better Home & Finance,” the “Company,” “we,” “us,” “our” and other similar terms refer to (i) Pre-Business Combination Better and its consolidated subsidiaries prior to the Closing and (ii) Better Home & Finance and its consolidated subsidiaries following the Closing.
The Company’s Class A common stock and warrants are listed on the Nasdaq Capital Market (the “Nasdaq”) under the ticker symbols “BETR” and “BETRW,” respectively.
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
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows. The results of operations and other information for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025. The unaudited

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2024.
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
Significant items subject to such estimates and assumptions include the fair value of mortgage loans held for sale, the fair value of derivative assets and liabilities, which includes interest rate lock commitments and forward sale commitments, the determination of a valuation allowance on the Company’s deferred tax assets, capitalization of internally developed software and its associated useful life, determination of fair value of the stock options at grant date, the fair value of acquired intangible assets and goodwill, the provision for loan repurchase reserves, the allowance for credit losses, and the incremental borrowing rate used in determining lease liabilities, and the fair value of warrant and equity related liabilities.
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
Allowance for Credit Losses–Held to Maturity (“HTM”) Short-term Investments—The Company’s HTM Short-term investments are required to utilize the Current Expected Credit Loss (“CECL”) approach to estimate expected credit losses. Management measures expected credit losses on short-term investments on a collective basis by major security types that share similar risk characteristics, such as financial asset type and collateral type adjusted for current conditions and reasonable and supportable forecasts. Management classifies the short term investments portfolio by security types, such as U.S. and U.K. government agency securities.
The U.S. and U.K. government treasury securities and U.S. and U.K. government agency securities are issued by U.S. and U.K. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the respective governments as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, credit losses for these securities were immaterial as the Company does not currently expect any material credit losses on these short-term investments.
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
The allowance for credit losses is a valuation account that is deducted from the loans held for investment amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the loan balance is deemed to be uncollectible. Management’s estimation of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts, including expected defaults and prepayments. See Note 5 for additional details.
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
Assets and Liabilities Held for Sale—Assets and liabilities to be disposed of by sale are reclassified into assets held for sale and liabilities held for sale on the condensed consolidated balance sheets. The Company presents the assets and liabilities of a disposal group as held for sale upon meeting all of the following criteria:
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
The determination as to whether the sale of the disposal group is probable may include significant judgments from management related to the estimated timing of the closing of a future sales transaction. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell and are not depreciated or amortized. See Note 8 for further detail on assets and liabilities held for sale.
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
Convertible Note—As part of the Closing of the Business Combination, the Company issued to SB Northstar LP, an affiliate of SoftBank Group Corp., a senior subordinated convertible note (the “Convertible Note”). Upon initial issuance, the Convertible Note is evaluated for redemption and conversion features that could result in embedded derivatives that require bifurcation from the notes. Upon initial issuance, any embedded derivatives are measured at fair value. Convertible Note proceeds are allocated between the carrying value of the note and the fair value of embedded derivatives on the initial issuance date. Any portion of proceeds allocated to embedded derivatives are treated as reductions in, or discounts to, the carrying value of the Convertible Note on the issuance date. Embedded derivatives are adjusted to fair value at each reporting period, with the change in fair value included within interest expense on the consolidated statements of operations and comprehensive income (loss). See Note 10 for further details on the Convertible Note.
Income Taxes—Income taxes are calculated in accordance with ASC 740, Accounting for Income Taxes. An estimated annual effective tax rate is applied to year-to-date income (loss). At the end of each interim period, the estimated effective tax rate expected to be applicable for the full year is calculated. This method differs from that described in the Company’s income taxes policy footnote in the audited consolidated financial statements and related notes thereto for the year ended December 31, 2024, which describes the Company’s annual significant income tax accounting policy and related methodology.
Revenue Recognition—The Company generates revenue from the following streams:
1)Gain on loans, net includes revenues generated from the Company’s loan production process. See Note 3. The components of gain on loans, net are as follows:
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
2)Other revenue consists of revenue from the Company’s additional offerings such as real estate services, insurance services, and international lending revenue which is recognized based on ASC 606, Revenue from Contracts with Customers. ASC 606 outlines a single comprehensive model in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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
For international lending revenue, the Company generates revenue primarily from broker fees earned in the U.K. The Company recognizes international lending revenue upon completion of the performance obligation which is when the mortgage provider approves the mortgage.
3)Net interest income includes interest income from LHFS calculated based on the note rate of the respective loan, interest income from short-term investments, and interest income on loans held for investment. Interest expense includes interest expense on warehouse lines of credit, interest expense on customer deposits, as well as interest expense on the Convertible Note.

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
Marketing and Advertising Expenses—Marketing and advertising expenses consist of direct costs related to customer acquisition expenses, brand costs, and paid marketing. For customer acquisition expenses, the Company primarily generates loan origination leads for which the Company incurs “pay-per-click” expenses. Marketing and advertising expenses are expensed as incurred.
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
Recently Issued Accounting Standards Not Yet Adopted
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

3. Revenue
Revenue— The Company disaggregates revenue based on the following revenue streams:

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Gain on loans, net consisted of the following:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Gain on sale of loans, net	$21,278	$9,821
Integrated partnership fees	1,171	2,268
Loan repurchase reserve recovery/(provision)	2,127	3,563
Total gain on loans, net	$24,576	$15,652
Other revenue consisted of the following:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
International lending revenue	$1,528	$1,108
Insurance services	673	639
Real estate services	947	347
Other revenue	882	723
Total other revenue	$4,030	$2,817
Net interest income consisted of the following:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Mortgage interest income	$6,437	$2,964
Interest income on loans held for investment	1,878	82
Interest income from investments	2,130	5,590
Warehouse interest expense	(2,788)	(2,087)
Interest expense on customer deposits	(2,005)	(103)
Other interest expense	(1,705)	(2,664)
Total net interest income/(loss)	$3,947	$3,782

4. Mortgage Loans Held for Sale and Warehouse Lines of Credit
The Company has the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	March 31, 2025	December 31, 2024
Funding Facility 1 (1)	September 30, 2025	$100,000	$21,000	$60,747
Funding Facility 2 (2)	March 6, 2026	150,000	123,849	74,472
Funding Facility 3 (3)	August 1, 2025	175,000	91,107	108,851
Total warehouse lines of credit		$425,000	$235,956	$244,070
__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. Cash collateral deposit of $15.0 million is maintained and included in restricted cash.
(2)Interest charged under the facility is at the 30-day term SOFR plus 2.10% - 2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(3)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of March 31, 2025.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The unpaid principal amounts of the Company’s LHFS are also pledged as collateral under the relevant warehouse funding facilities. The Company’s LHFS are summarized below by those pledged as collateral and those fully funded by the Company:

(Amounts in thousands)	March 31, 2025	December 31, 2024
Funding Facility 1	$21,175	$61,341
Funding Facility 2	130,431	83,562
Funding Facility 3	100,051	123,081
Total LHFS pledged as collateral	251,657	267,984
Company-funded LHFS	20,602	10,056
Company-funded HELOC	135,427	118,879
Total LHFS	407,686	396,919
Fair value adjustment	5,345	2,322
Total LHFS at fair value	$413,031	$399,241
Average days loans held for sale, other than Company-funded LHFS and Company-funded HELOC, for the three months ended March 31, 2025 and 2024 were approximately 21 days and 20 days, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of March 31, 2025 and December 31, 2024, the unpaid principal balance of loans that were either 90 days past due or non-performing was $0.8 million and $1.4 million, respectively.
For the three months ended March 31, 2025 and 2024, the weighted average interest rate for the warehouse lines of credit was 6.46% and 7.39%, respectively. The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth, liquid assets, current ratios, liquidity ratios, and leverage ratios. In addition, these warehouse lines also require the Company to maintain compensating cash balances which aggregated to $18.8 million as of March 31, 2025 and December 31, 2024 and are included in restricted cash on the accompanying condensed consolidated balance sheets. The Company was in compliance with all financial covenants under the warehouse lines as of March 31, 2025.

5. Loans Held for Investment
The majority of the Company’s Loans Held for Investment portfolio consists of property - buy to let loans, which is the purchase of property for the purpose of renting to a tenant, which makes up 99.4% and 98.6% of the total loan portfolio as of March 31, 2025 and December 31, 2024, respectively. The Company’s Loans Held for Investment portfolio is summarized as follows:

(Amounts in thousands)	March 31, 2025	December 31, 2024
Property - Buy to Let	$208,998	$111,630
Other	1,187	1,514
Allowance for credit losses	$(3,000)	$(1,667)
Total Loans Held for Investment, net	$207,185	$111,477
Accrued interest receivable on loans receivable totaled $0.6 million and $0.4 million, respectively, as of March 31, 2025 and December 31, 2024 and is included in other receivables, net on the condensed consolidated balance sheets. The Company elected the practical expedient to exclude the applicable accrued interest receivable on loans receivable from the disclosed amortized cost basis.
The Company concluded that it has a substantive non-accrual policy which allows for the timely reversal of accrued interest should an asset be placed on non-accrual; accordingly, there was no allowance for credit losses for accrued interest receivable on loans receivable as of March 31, 2025. When writing off uncollectible accrued interest receivables on its loans held for investment portfolio, the Company considers 90 days to be a timely manner.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Uncollectible amounts of accrued interest receivable are charged off by reversing interest income. The Company had no charge offs of uncollectible accrued interest on its outstanding loans held for investment during the during the three months ended March 31, 2025 and 2024.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. As of both March 31, 2025 and December 31, 2024 there were no loans held for investment past due.
The Company considers loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, or where foreclosure is probable, to be collateral dependent. As of March 31, 2025 and December 31, 2024, there were no loans secured by any asset type for which formal foreclosure proceedings are in process.
Loans are placed on non-accrual status and the accrual of interest is discontinued if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Generally, payments received on non-accrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of March 31, 2025 and December 31, 2024, there were no loans that were placed on non-accrual status.
During the three months ended March 31, 2025 and 2024, there were no modifications for loans to borrowers experiencing financial difficulty.
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
The Company utilizes maturity bands to assess the probability of credit losses within the portfolio. The three main bands are as follows: 0-20 months, 21-40 months, and over 40 months. The following table presents amortized cost for outstanding loans, by class and year of origination/renewal, as of March 31, 2025 and December 31, 2024.
The tables below present loans by credit quality indicator and vintage year:

March 31, 2025
(Amounts in thousands)	2025	2024	2023	2022	2021	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	—	—	—	—	—	—
Over 40 Months	94,022	114,214	762	—	—	—	208,998
Total	$94,022	$114,214	$762	$—	$—	$—	$208,998

Other
0-20 Months	$—	$1	$28	$212	$368	$22	$631
21-40 Months	—	—	34	522	—	—	556
Over 40 Months	—	—	—	—	—	—	—
Total	$—	$1	$62	$734	$368	$22	$1,187

Total	$94,022	$114,215	$824	$734	$368	$22	$210,185

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024
(Amounts in thousands)	2024	2023	2022	2021	2020	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	—	—	—	—	—	—
Over 40 Months	110,891	739	—	—	—	—	111,630
Total	$110,891	$739	$—	$—	$—	$—	$111,630

Other
0-20 Months	$—	$34	$255	$435	$77	$2	$803
21-40 Months	—	13	630	68	—	—	711
Over 40 Months	—	—	—	—	—	—	—
Total	$—	$47	$885	$503	$77	$2	$1,514

Total	$110,891	$786	$885	$503	$77	$2	$113,144

6. Goodwill and Internal Use Software and Other Intangible Assets, Net
Changes in the carrying amount of goodwill, net consisted of the following:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Balance at beginning of period	$23,615	$32,390
Effect of foreign currency exchange rate changes	379	(181)
Balance at end of period	$23,994	$32,209
No impairment of goodwill was recognized for the three months ended March 31, 2025 and 2024.
Internal use software and other intangible assets, net consisted of the following:

	As of March 31, 2025
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.3	$151,101	$(133,017)	$18,084
Intellectual property and other	6.0	895	(343)	552
Total Intangible assets with finite lives, net		151,996	(133,360)	18,636
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		32	—	32
Total Internal use software and other intangible assets, net		$153,848	$(133,360)	$20,488

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2024
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$147,994	$(129,487)	$18,507
Intellectual property and other	6.0	869	(291)	578
Total Intangible assets with finite lives, net		148,863	(129,778)	19,085
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		31	—	31
Total Internal use software and other intangible assets, net		$150,714	$(129,778)	$20,936
The Company capitalized $2.7 million and $0.4 million in internal use software and website development costs during the three months ended March 31, 2025 and 2024, respectively. Included in capitalized internal use software and website development costs are $0.4 million and $0.4 million of stock-based compensation costs for the three months ended March 31, 2025 and 2024, respectively. Amortization expense totaled $3.6 million and $8.0 million during the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, no impairment was recognized relating to intangible assets.
7. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following:

	As of March 31,	As of December 31,
(Amounts in thousands)	2025	2024
Prepaid expenses	$16,654	$17,165
Tax receivables	4,688	5,484
Security Deposits	11,308	11,245
Prefunded loans in escrow	3,217	—
Total prepaid expenses and other assets	$35,867	$33,894
The prefunded loans in escrow consist of loans that were funded in the current period but closed in the subsequent period. Due to the timing of the closing of these loans, they are not mortgage loans held for sale in the current period.
8. Assets and Liabilities Held for Sale
During the fourth quarter of 2024, management enacted a plan to sell several entities in the U.K. which are being actively marketed, are available for sale in their current respective conditions, and management expects to complete the respective sales within the year and all criteria included in Note 2 have been met. The following table represents summarized balance sheet information of assets and liabilities held for sale:

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$3,477	$3,814
Restricted cash	3,916	3,868
Mortgage loans held for sale, at fair value	1,907	1,721
Other receivables, net	1,632	1,244
Write down of assets to fair value less cost to sell	(4,346)	(4,220)
Property and equipment, net	25	35
Internal use software and other intangible assets, net	2,267	2,203
Goodwill	1,145	1,112
Prepaid expenses and other assets	681	634
Total assets held for sale	$10,704	$10,411

Accounts payable and accrued expenses	1,471	1,684
Escrow payable and other customer accounts	3,916	3,868
Other liabilities	455	564
Total liabilities held for sale	$5,842	$6,116

9. Customer Deposits
Customer Deposits—In relation to the Company’s banking activities tied to the Company’s acquisition of Birmingham Bank in the U.K., the Company offers individual savings accounts and other depository products with differing maturities and interest rates to its customers. The balance of customer deposits as of March 31, 2025 and December 31, 2024 was $261.1 million and $134.1 million, respectively, on the condensed consolidated balance sheets.
The following table presents average balances and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended March 31,
	2025		2024
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$45,456	3.71%	$2,406	2.85%
Term	160,481	4.72%	5,432	3.77%
Savings	516	1.53%	4,260	2.28%
Total Deposits	$206,453	3.32%	$12,098	2.97%

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents maturities of customer deposits:

(Amounts in thousands)	As of March 31, 2025
Demand deposits	$98,450
Maturing In:
2025	10,785
2026	30,295
2027	63,360
2028	17,520
2029	28,616
Thereafter	12,037
Total	$261,063
Interest Expense on deposits is recorded in interest expense in the condensed consolidated statements of operations and comprehensive loss for the periods indicated as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Notice	$482	$24
Term	1,619	52
Savings	—	29
Total Interest Expense	$2,101	$105
Deposits are for U.K. banking clients and are protected up to £85 thousand ($109.9 thousand) per eligible person by the Financial Services Compensation Scheme in the U.K. Of the total customer deposits as of March 31, 2025, $58.3 million were over the applicable insured amount.
10. Corporate Line of Credit and Convertible Note
Pre-Closing Bridge Notes—In connection with the Closing of the Business Combination, the Pre-Closing Bridge Notes held by SB Northstar in an aggregate principal amount of $650.0 million automatically converted into Class C common stock at a conversion price of $500.00 per share, adjusted by the 1-for-50 reverse stock split. The Pre-Closing Bridge Notes held by Novator Capital Sponsor Ltd. (the “Sponsor”) in an aggregate principal amount of $100.0 million were exchanged for $0.8 million shares of Class A common stock.
Convertible Note—In connection with the Closing of the Business Combination, the Company issued to SB Northstar LP, a related party, the Convertible Note in the aggregate principal amount of $528.6 million, $550.0 million less approximately $21.4 million released to the Company at the Closing from Aurora’s trust account, pursuant to an Indenture, dated as of August 22, 2023 (the “Indenture”). The Convertible Note bears 1% interest per annum and matures on August 22, 2028, unless earlier converted or redeemed. Per the Indenture, the Company may elect to pay all or any portion of interest in kind by issuing to the holder of such note an additional note or in cash.
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
As of March 31, 2025 and December 31, 2024, the carrying amount of the Convertible Note was $521.4 million and $519.7 million on the condensed consolidated balance sheets, respectively. For the three months ended March 31, 2025 and March 31, 2024, the Company recorded a total of $1.7 million and $2.7 million, respectively, of interest expense related to the Convertible Note. Interest expense from the Convertible Note is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. In February 2024, the Company made a cash payment in the amount of $2.5 million, which consisted of $1.1 million towards the principal and $1.4 million of interest from January 1, 2024 through February 15, 2024. For the period February 16, 2024 to March 31, 2025, the Company has elected to pay interest in kind on the Convertible Note, which is calculated at 1% per annum and accrued at the fair value of the additional note issued. Refer to Note 20 for additional information.
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
In September 2021, the Company and TheNumber entered into a technology integration and license agreement. The listed services provided by TheNumber are lead generation, market rate analysis, lead growth analysis, property listing analysis, automated valuation models, and financial risk analysis. Both parties agreed to jointly develop all aspects of this program, and the agreement provides for the utilization of TheNumber employees by the Company. In January 2024, the agreement was extended for an additional year. The services provided by TheNumber are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with these agreements, the Company paid expenses of $0.3 million and $0.1 million for the three months ended March 31, 2025 and 2024 respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss and had an immaterial payable as of March 31, 2025 and December 31, 2024, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets.
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
During 2024, the Company decided to cease offering the products and services provided via the Notable Agreements. As of March 31, 2025 and December 31, 2024, the Company had $3.8 million and $4.2 million of unsecured home improvement loans purchased from Notable, which are included within mortgage loans held for sale, at fair value on the condensed consolidated balance sheets. Notable will continue to provide servicing for the loans purchased from Notable that remain on the Company’s balance sheet.

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
The Company is currently a party to pending legal claims and proceedings regarding employee related labor disputes. The disputes allege that the Company has failed to pay certain employees for overtime and is in violation of the Fair Labor Standards Act and labor laws in the State of California. The majority of such legal claims and proceedings are in the early stages and, to the extent applicable, have not yet reached the class certification stage and as such the ultimate outcomes cannot be predicted with certainty due to inherent uncertainties in the legal claims and proceedings.
As part of the disputes and other similar types of legal matters, the Company included an estimated liability of $8.3 million as of both March 31, 2025 and December 31, 2024, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. No additional expense was accrued for both the three months ended March 31, 2025 and 2024. Refer to Note 20 for additional information.
Regulatory Matters—In the third quarter of 2021, following third-party audits of samples of loans produced during the fiscal years 2018, 2019, and 2021, the Company became aware of certain TILA-RESPA Integrated Disclosure (“TRID”) defects in the loan production process that resulted in the final closing costs disclosed in the closing disclosure, in some instances, being greater than those disclosed in the loan estimate. Some of these defects were outside applicable tolerances under the TRID rule, which resulted in potential overcharges to consumers. As of March 31, 2025 and December 31, 2024, the Company included an estimated liability of $5.6 million and $6.6 million, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets. For the three months ended March 31, 2025, the Company recorded a reduction in the liability for these potential TRID defects of $0.9 million and is included within loan origination expense in the condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2025, the Company had relief of the liability due to payments to customers in the amount of $0.1 million.
For the three months ended March 31, 2024, the Company recorded an additional accrual for these potential TRID defects of $0.1 million and is included within loan origination expense in the consolidated statement of operations and comprehensive loss. This accrual is the Company’s best estimate of potential exposure on the larger population of loans based on the results obtained by the audited sample. The accrued amounts are for estimated refunds potentially due to consumers for TRID tolerance errors for loans produced with the identified defects. The Company is continuing to remediate TRID tolerance defects as necessary.
Loan Commitments—The Company enters into IRLCs to fund mortgage loans, at specified interest rates and within a specified period of time, with potential borrowers who have applied for a loan and meet certain credit and underwriting criteria. As of March 31, 2025 and December 31, 2024, the Company had outstanding commitments to fund mortgage loans in notional amounts of approximately $219.9 million and $129.9 million, respectively. The IRLCs derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of March 31, 2025 and December 31, 2024, respectively, on the condensed consolidated balance sheets. See Note 15.
Forward Sale Commitments—In the ordinary course of business, the Company enters into contracts to sell existing LHFS or loans committed but yet to be funded into the secondary market at specified future dates. As of March 31, 2025 and December 31, 2024, the Company had outstanding forward sales commitment contracts of notional amounts of approximately $207.0 million and $158.0 million, respectively. The forward sales commitments derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of March 31, 2025 and December 31, 2024, respectively, on the condensed consolidated balance sheets. See Note 15.
Concentrations—See below for areas considered to be concentrations of credit risk for the Company:
Significant loan purchasers are those which represent more than 10% of the Company’s loan volume. During the three months ended March 31, 2025, the Company had three loan purchasers that accounted for 33%, 15% and 14% of loans sold by the Company. During the three months ended March 31, 2024, the Company had three loan purchasers that accounted for 53%, 18%, and 17% of loans sold by the Company.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Concentrations of credit risk associated with the LHFS carried at fair value are limited due to the large number of borrowers and their dispersion across many geographic areas throughout the United States. As of March 31, 2025, the company originated 11% of its LHFS secured by properties in California. As of December 31, 2024, the Company originated 10% of its LHFS secured by properties in California.
The Company maintains cash and cash equivalent balances at various financial institutions. Cash accounts at each bank are insured by the Federal Deposit Insurance Corporation for amounts up to $0.25 million. As of March 31, 2025 and December 31, 2024, the majority of the Company’s cash and cash equivalent balances are in excess of the insured limits at various financial institutions.
Escrow Payable and Other Customer Accounts—In accordance with its lender obligations, the Company maintains a separate escrow bank account to hold borrower funds pending future disbursement. The Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. The Company also administers customer deposits in relation to other non-mortgage products and services that the Company offers. These funds are shown as restricted cash and there is a corresponding escrow payable on the consolidated balance sheet, as they are being held on behalf of the borrower or customer. The balance in these accounts as of March 31, 2025 and December 31, 2024 was $0.7 million and $0.1 million, respectively, and are included within escrow payable and other customer accounts on the condensed consolidated balance sheets.
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
For all counterparties with open positions as of March 31, 2025, in the event that the Company does not deliver into the forward-delivery commitments, they can be settled on a net basis. Net settlements entail paying or receiving cash based upon the change in market value of the existing instrument.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify these loan purchasers for losses. In addition, if loans pay-off within a specified time frame the Company may be required to refund a portion of the sales proceeds to the loan purchasers. The Company repurchased $2.0 million (6 loans) and $2.0 million (6 loans) in unpaid principal balance of loans during the three months ended March 31, 2025 and 2024, respectively, related to its loan repurchase obligations. The Company’s loan repurchase reserve is included within other liabilities on the condensed consolidated balance sheets. The (recovery of)/provision for the loan repurchase reserve is included within gain on loans, net on the consolidated statements of operations and comprehensive loss. The following presents the activity of the Company’s loan repurchase reserve:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Loan repurchase reserve at beginning of period	$7,523	$19,472
Recovery	(2,127)	(3,563)
Charge-offs	(351)	(468)
Loan repurchase reserve at end of period	$5,045	$15,441
Borrowing Capacity—The Company funds the majority of mortgage loans on a short-term basis through committed and uncommitted warehouse lines as well as from operations for any amounts not advanced by warehouse lenders, see Note 4. As a result, the Company’s ability to fund current operations depends on its ability to secure these types of short-term financings. If the Company’s principal lenders decided to terminate or not to renew any of the warehouse lines with the Company, the loss of borrowing capacity could be detrimental to the Company’s consolidated financial statements unless the Company found a suitable alternative source.
14. Net Loss Per Share
The computation of net loss per share and weighted average shares of the Company's common stock outstanding during the periods presented is as follows:

	Three Months Ended March 31,
(Amounts in thousands, except for share and per share amounts)	2025	2024
Basic net loss per share:
Net loss	$(50,557)	$(51,492)
Shares used in computation:
Weighted average common shares outstanding(1)	15,166,729	15,079,871
Weighted-average effect of dilutive securities:
Assumed exercise of stock options	—	—
Assumed exercise of Public & Private Warrants	—	—
Diluted weighted-average common shares outstanding	15,166,729	15,079,871
Earnings (loss) per share attributable to common stockholders:
Basic	$(3.33)	$(3.41)
Diluted	$(3.33)	$(3.41)
1.Period ended March 31, 2024 has been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
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

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024(2)
RSUs and Options to purchase common stock (1)	1,442	991
Public Warrants (1)(3)	6,075	6,075
Private Warrants (1)(3)	3,733	3,733
Sponsor locked-up shares (1)	14	14
Total	11,264	10,813
__________________
(1)Securities have an antidilutive effect under the treasury stock method.
(2)Period ended March 31, 2025 has been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
(3)Public and Private warrants are unadjusted by the Reverse Stock Split as a holder must exercise 50 warrants to receive one share of common stock.
15. Fair Value Measurements
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	March 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$413,031	$—	$413,031
Derivative assets, at fair value (1)	—	—	3,961	3,961
Total Assets	$—	$413,031	$3,961	$416,992
Derivative liabilities, at fair value (1)—included within other liabilities	$—	$344	$113	$457
Warrants and equity related liabilities, at fair value	$587	$592	$—	$1,179
Total Liabilities	$587	$936	$113	$1,636

	December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$399,241	$—	$399,241
Derivative assets, at fair value (1)	—	1,231	1,308	2,539
Total Assets	$—	$400,472	$1,308	$401,780
Derivative liabilities, at fair value (1)—included within other liabilities	$—	$—	$86	$86
Warrants and equity related liabilities, at fair value	729	678	—	1,407
Total Liabilities	$729	$678	$86	$1,493
__________________
(1)As of March 31, 2025, derivative assets represent IRLCs, and liabilities represent both IRLCs and forward sale commitments. As of December 31, 2024, derivative assets represent forward sale commitments and IRLCs, and liabilities represent IRLCs.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivative Assets and Liabilities—The Company uses derivatives to manage various financial risks. The fair values of derivative instruments are determined based on quoted prices for similar assets and liabilities, dealer quotes, and internal pricing models that are primarily sensitive to market observable data. The Company utilizes IRLCs and forward sale commitments. The fair value of IRLCs, which are related to mortgage loan commitments, is based on quoted market prices, adjusted by the pull-through factor, and includes the value attributable to the net servicing fee. The Company evaluated the significance and unobservable nature of the pull-through factor and determined that the classification of IRLCs should be Level 3 as of March 31, 2025 and December 31, 2024. Significant changes in the pull-through factor of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The value of IRLCs also rises and falls with changes in interest rates; for example, entering into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, will decrease the value of IRLC. The Company had purchases/issuances of approximately $8.0 million and $2.6 million of IRLCs during the three months ended March 31, 2025 and 2024, respectively.
The number of days from the date of the IRLC to expiration of the rate lock commitment outstanding as of March 31, 2025 was approximately 47 days on average. The Company attempts to match the maturity date of the IRLCs with the forward commitments. Derivatives are presented in the condensed consolidated balance sheets under derivative assets, at fair value and derivative liabilities, at fair value. During the three months ended March 31, 2025, the Company recognized $2.6 million of gains and $2.5 million of losses related to changes in fair value of IRLCs and forward sale commitments, respectively. During the three months ended March 31, 2024, the Company recognized no gains or losses and $2.5 million of gains related to changes in the fair value of IRLCs and forward sale commitments, respectively. Gains and losses related to changes in the fair value of IRLCs and forward sale commitments are included in gain on loans, net within the condensed consolidated statements of operations and comprehensive loss. Unrealized activity related to changes in the fair value of forward sale commitments were $2.6 million of losses and $3.8 million of gains, included in the $2.5 million of losses and $2.5 million of gains, during the three months ended March 31, 2025 and 2024, respectively. The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows:

(Amounts in thousands)	Notional Value	Derivative Asset	Derivative Liability
Balance as of March 31, 2025
IRLCs	$219,915	$3,961	$113
Forward commitments	$207,000	—	344
Total		$3,961	$457
Balance as of December 31, 2024
IRLCs	$129,900	$1,308	$86
Forward commitments	$158,000	1,231	—
Total		$2,539	$86
Warrant and equity related liabilities—The warrant liability consists of Warrants and certain shares issued to the Sponsor, a related party, that are subject to transfer restrictions contingent on the price of Class A common stock exceeding certain thresholds (the "Sponsor-Locked-Up Shares"). The warrants consist of the Company's publicly traded warrants ("Public Warrants") and private warrants to acquire shares of Aurora that have been converted into warrants to acquire shares of Class A common stock ("Private Warrants"). The Public Warrants trade on the Nasdaq under the ticker symbol “BETRW” and as such is considered a Level 1 input from an active market to derive the value. The Private Warrants and Sponsor-Locked up Shares, although not publicly traded on an active market, use inputs from the publicly traded Public Warrants and the Company’s publicly traded Common Stock, respectively, and are further calibrated using unobservable inputs representing Level 2 measurements within the fair value hierarchy.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2025 and December 31, 2024, Level 3 instruments include IRLCs, bifurcated derivative and convertible preferred stock warrants. The following table presents the rollforward of Level 3 IRLCs:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Balance at beginning of period	$1,222	$1,640
Change in fair value of IRLCs	2,626	35
Balance at end of period	$3,848	$1,675
Counterparty agreements for forward sale commitments contain master netting agreements, which contain a legal right to offset amounts due to and from the same counterparty and can be settled on a net basis. The table below presents gross amounts of recognized assets and liabilities subject to master netting agreements.

(Amounts in thousands)	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Net Amounts Presented in the Consolidated Balance Sheet
Offsetting of Forward Commitments - Assets
Balance as of:
March 31, 2025:	$—	$—	$—
December 31, 2024	$1,249	$(18)	$1,231
Offsetting of Forward Commitments - Liabilities
Balance as of:
March 31, 2025:	$(344)	$—	$(344)
December 31, 2024	$—	$—	$—
Significant Unobservable Inputs—The following table presents quantitative information about the significant unobservable inputs used in the recurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	March 31, 2025
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.33% - 100.00%	73.6%

	December 31, 2024
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.45% - 100.00%	74.8%

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

		March 31, 2025		December 31, 2024
(Amounts in thousands)	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	Level 1	$117,411	$117,726	$53,774	$53,791
Loans held for investment	Level 3	$210,185	$210,391	$113,144	$113,348
Convertible Note	Level 3	$521,449	$356,657	$519,749	$371,160
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
16. Income Taxes
On a consolidated basis, the Company recorded total income tax expense (benefit) of $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including the ability to accurately project the Company’s pre-tax income or loss for the year and the mix of earnings among various tax jurisdictions. The year-to-date effective tax rate, after discrete items, of (0.28)% for the three months ended March 31, 2025, changed from (0.28)% for the three months ended March 31, 2024, as the Company is forecasting reduction in losses for 2025. The income tax expense for the three months ended March 31, 2025 primarily relates to the pre-tax income projections in certain foreign jurisdictions where the Company files standalone returns. The income tax expense for the three months ended March 31, 2024 relates to the pre-tax income projections and dividend income withholding tax paid in certain foreign jurisdictions where the Company files standalone returns.
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred income tax assets. The Company is in a three-year cumulative loss position as of March 31, 2025. Further, due to losses being estimated in the future, management continues to believe it is more likely than not that the benefit of the deferred income tax assets will not be realized. In recognition of this risk, the Company continues to provide a full valuation allowance on deferred income tax assets.

17. Stockholders' Equity
On the Closing Date, the Company consummated the Business Combination pursuant to the terms of the Merger Agreement. The Company’s Class A common stock and Public Warrants currently trade on the Nasdaq, under the ticker symbols “BETR” and “BETRW”, respectively. Each outstanding share of Pre-Business Combination Better common stock was exchanged for approximately 3.06 shares of the Company’s Class A or Class B common stock.
Private and Public Warrants—As of March 31, 2025 and December 31, 2024, the Company had a total of $1.1 million and $1.3 million, in respect of Private Warrants and Public Warrants, respectively, included as warrant and equity related liabilities within the condensed consolidated balance sheets. The change in fair value of Warrants for the three months ended March 31, 2025 and 2024, was a gain of $0.2 million and a gain of $0.6 million, respectively, and is included in other expenses within the condensed consolidated statements of operations and comprehensive loss.
Sponsor Locked-up Shares—As of March 31, 2025 and December 31, 2024, the Company had a total of $0.1 million and $0.1 million, respectively, in respect of Sponsor Locked-up Share liabilities which are included within warrant and equity liabilities in the condensed consolidated balance sheets. The change in fair value of Sponsor Locked-up Shares for the three months ended March 31, 2025 and 2024, was an immaterial loss and a gain of $0.2 million, respectively, and was included in other expenses within the condensed consolidated statements of operations and comprehensive loss.

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
As of both March 31, 2025 and December 31, 2024 the Company had a total of $16.0 million of outstanding promissory notes.
Of the notes outstanding as of both March 31, 2025 and December 31, 2024 $9.2 million were issued for the exercise of stock options vested and are recorded as a component of stockholders’ equity within the condensed consolidated balance sheets. The balance as of March 31, 2025 does not include any promissory notes due from directors and officers of the Company.
Of the notes outstanding as of both March 31, 2025 and December 31, 2024 $6.8 million were issued for the early exercise of stock options not yet vested. Notes issued for the early exercise of stock options not yet vested are not reflected within stockholders’ equity on the condensed consolidated balance sheets as they relate to unvested share awards and therefore are considered non-substantive exercises. As the unvested share awards vest and are exercised in conjunction with the notes, they are recognized in the statement of equity within vesting of common stock issued via notes receivable from stockholders. The notes range in maturity from May 2025 to January 2026 and include interest rates ranging from 0.5% to 2.5% per annum.
18. Stock-Based Compensation
Stock-Based Compensation Expense—Stock-based compensation expense is included within compensation and benefits in the condensed consolidated statements of operations and comprehensive loss. The Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Stock-based compensation expense	4,033	8,760

Stock-based compensation expense excludes $0.4 million and $0.4 million of stock-based compensation expense for the three months ended March 31, 2025 and 2024, which was capitalized (see Note 6).

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
The Company is required to meet certain minimum net worth, minimum capital ratio and minimum liquidity requirements, including those established by HUD, FMCC and FNMA. As of March 31, 2025, the Company was in compliance with all necessary requirements.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company has implemented additional financial requirements and remains in compliance with all applicable obligations as of March 31, 2025.
20. Subsequent Events
The Company evaluated subsequent events from the date of the condensed consolidated balance sheets of March 31, 2025 through the date of the release of financial statements, and has determined that, there have been no subsequent events that require recognition or disclosure in the condensed consolidated financial statements, except as described below:
Legal Settlement—Subsequent to March 31, 2025, the court approved a $1.4 million settlement regarding a subset of the Company’s employee labor disputes as disclosed in Note 12. During May 2025, the Company funded the $1.4 million settlement to the Settlement Administrator.
Note Exchange Agreement—On April 12, 2025, the Company entered into a privately negotiated Exchange Agreement (the “Note Exchange Agreement”) with SB Northstar LP (the “Investor”), pursuant to which the Company and the Investor agreed to exchange (the “Exchange”) all of the $532.5 million total aggregate principal amount outstanding of the Company’s existing 1.00% Convertible Notes due 2028 (the “Existing Notes”) held by the Investor for (i) $155.0 million in aggregate principal amount of new 6.00% Senior Secured Notes due 2028 (the “New Notes”), and (ii) a cash payment of $110.0 million (the “Cash Payment”). The Company will not receive any cash proceeds in connection with the Exchange. The Exchange was subsequently consummated on April 28, 2025 (the “Closing Date”), upon which the Company received and cancelled all Existing Notes and the Investor forfeited any accrued and unpaid interest in respect of the Existing Notes to, but not including, the Closing Date.
Pursuant to the Note Exchange Agreement, the Company granted the Investor, conditioned on closing of the Exchange, a non-transferrable right to designate one non-voting board observer from June 1, 2025, for so long as the Investor and affiliates of the Investor continue to hold, in the aggregate, either (i) at least 25% of the initial aggregate principal amount of the New Notes or (ii) at least 12% of the sum of the outstanding shares of the Company’s Class A Common Stock, Class B Common Stock and Class C Common Stock, calculated on a fully diluted basis.
New Notes Indenture
On the Closing Date, the Company entered into an indenture (the “New Notes Indenture”) with GLAS Trust Company LLC, as trustee and notes collateral agent (the “Trustee”). The New Notes represent the Company’s senior secured obligations, and are secured by substantially all of the Company’s and its material domestic subsidiaries’ assets. The New Notes are (i) senior in right of payment to the Company’s existing and future senior, unsecured indebtedness to the extent of the value of the collateral; and (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the New Notes.
Interest on the New Notes is payable, at the Company’s election, in cash or by payment-in-kind by issuing additional notes in an aggregate principal amount equal to the relevant amount of interest paid in kind. The New Notes will accrue interest at a rate of 6.00% per annum, payable semi-annually in arrears on June 30 and December 31 of each year, with the initial payment on June 30, 2025. The New Notes will mature on December 31, 2028.
The New Notes will be redeemable, in whole and not in part, at the Company’s option at any time prior to December 31, 2028, at a cash redemption price equal to 106.00% of the principal amount of the New Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount not exceeding the net cash proceeds of one or more “Equity Offerings” (as defined in the New Notes Indenture); provided that at least 60% of the aggregate principal amount of the New Notes remains outstanding immediately after the redemption and the redemption occurs within 150 days of the date of the closing of each such Equity Offering. Additionally, prior to December 31, 2028, the Company may redeem all or part of the New Notes at a redemption price equal to the sum of 108% of the principal amount of the New Notes to be redeemed, plus the “Make Whole Premium” (as defined in the New Notes Indenture) at the redemption date, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If certain corporate events that constitute a “Change of Control Triggering Event” (as defined in the New Notes Indenture) occur, then noteholders may require the Company to repurchase all or any part of their New Notes at a cash repurchase price equal to 101% of the aggregate principal amount of the New Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of settlement. The definition of Change of Control Triggering Event includes certain business combination transactions involving the Company.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

******

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements as of December 31, 2024 and for the years ended December 31, 2024 and 2023, in each case, together with related notes thereto, included in our 2024 Annual Report on Form 10-K, and our condensed consolidated financial statements and related notes as of and for the quarterly period ended March 31, 2025, included elsewhere in this quarterly report on Form 10-Q.
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
We are a technology-driven organization. We are seeking to disrupt a business model by leveraging our proprietary platform, Tinman, as well as Betsy, the first voice-based AI loan assistant built for the mortgage industry, to enhance the automation of the home finance process. Through this process, we aim to reduce the cost to produce a loan and in the future to create a platform with all homeownership products embedded into a highly automated, single flow, allowing us to pass along savings to our customers.
Our offerings include mortgage financing, real estate services, title and homeowners’insurance. We offer a selection of loan products for home purchase and refinance, including cash-out refinance, debt consolidation and home equity lines of credit, across a range of maturities and interest rates as well as a suite of non-mortgage products, including real estate agent services offered by our network of third-party partner real estate agents and, through our insurance partners, title insurance and settlement services, and homeowners insurance. We serve customers in all 50 US states and the United Kingdom.
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
Our Business Model
We generate revenue through the production and sale of loans and other product offerings through our platform. The revenue and mix of revenue as a percentage of total revenue attributable to our sale of loan production (Gain on loans, net)

and Better Plus (Other revenue) for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025		2024
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages

Gain on loans, net	$24,576	75%	$15,652	70%
Other revenue	4,030	12%	2,817	13%
Net interest income	3,947	12%	3,782	17%
Total net revenues	$32,553		$22,251
Home Finance Mortgage Model—Gain on loans, net
We produce a wide selection of mortgage loans and leverage our platform to quickly sell these loans and related mortgage servicing rights (“MSRs”) to our loan purchaser network. We source our customers through two channels: our D2C channel and our B2B channel. Through our D2C channel, we generate gain on loans, net by selling loans and MSRs to our loan purchaser network, recognizing D2C revenue per loan. Through our B2B channel, we generate revenue from integrated relationships and advertising relationships. Through our advertising relationships, we generate gain on loans, net the same way we do in our D2C channel, by selling loans to our loan purchaser network. Through our integrated relationships, we generate a fixed fee per loan originated, which we recognize as revenue upon the funding of the loan by the partner. We may also purchase certain of the loans from our integrated relationship partner which we may subsequently sell to our loan purchaser network at our discretion. For loans subsequently sold to our loan purchaser network, the partner receives a portion of the sale proceeds. Although we aim to expand our B2B relationships, as of March 31, 2025, this channel was primarily comprised of our integrated relationship with Ally Bank (which we are currently winding down).
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
International Lending Revenue—Other revenue
International lending revenue consists of revenue from our international lending activities, primarily in the U.K., which has expanded via acquisitions in prior years. International lending activities primarily include broker fees earned via our digital mortgage broker in the U.K. During the fourth quarter of 2024, management enacted a plan to sell several entities in the U.K., which management expects to complete the sales within one year.
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

Key measures that we use in assessing our business include the following ($ in millions, except percentage data or as otherwise noted):

Key Business Metric	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Home Finance
Funded Loan Volume	$868	$661
Refinance Loan Volume	$133	$81
Purchase Loan Volume	$578	$529
HELOC Volume	$157	$51
D2C Loan Volume	$614	$360
B2B Loan Volume	$254	$301
Total Loans (number of loans, not millions)	2,975	1,991
Average Loan Amount ($ value, not millions)	$291,909	$332,111
Gain on Sale Margin	2.83%	2.37%
Total Market Share	0.2%	0.2%
Better Plus
Better Real Estate Transaction Volume	$70	$56
Insurance Coverage Written	$996	$1,087
Home Finance
Funded Loan Volume represents the aggregate dollar amount of all loans funded in a given period based on the principal amount of the loan at funding, including HELOC loans.
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
For international lending revenue, we generate revenue primarily from broker fees earned via our digital mortgage broker in the U.K. During the fourth quarter of 2024, management enacted a plan to sell several entities in the U.K., which are being actively marketed.
Net Interest Income
Net interest income includes interest income from LHFS, including HELOCs, calculated based on the note rate of the respective loan, interest income from short-term investments, and interest income on loans held for investment, through our U.K. banking operations. Interest expense includes interest expense on warehouse lines of credit, interest expense on customer deposits, through our U.K. banking operations, as well as interest expense on the Convertible Note.
Components of Our Expenses
Our expenses consist of compensation and benefits, general and administrative, technology expenses, marketing and advertising expenses, loan origination expenses, depreciation and amortization, and other expenses.
Compensation and Benefits Expenses
Compensation and benefits expenses includes salaries, wages, and incentive pay as well as stock compensation, employee health benefits, 401(k) plan benefits, and social security and unemployment taxes. Stock-based compensation includes expenses associated with restricted stock unit grants, performance stock unit grants, and stock option grants under our stock plans. We recognize compensation expense for the stock-based payments based on the fair value of the awards on the grant date. The expense is recorded on a straight-line basis over the requisite service period. Compensation and benefits excludes amounts capitalized for internally developed software.
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
Marketing and Advertising Expenses
Marketing and advertising expenses consist of customer acquisition expenses, brand costs, and paid marketing. For customer acquisition expenses, we primarily generate loan origination leads for which we incur “pay-per-click” expenses. Marketing expenses are generally expensed as incurred.
Loan Origination Expenses
Loan origination expenses consist primarily of origination expenses, appraisal fees, processing expenses, underwriting, closing fees, and servicing costs. These expenses are expensed as incurred.
Other Expenses/(Income)
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

Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2025	2024
Revenues:
Gain on loans, net	$24,576	$15,652
Other revenue	4,030	2,817
Net interest income
Interest income	10,445	8,636
Interest expense	(6,498)	(4,854)
Net interest income	3,947	3,782
Total net revenues	32,553	22,251
Expenses:
Compensation and benefits	46,668	38,073
General and administrative	11,630	14,047
Technology	7,182	5,458
Marketing and advertising	8,687	4,554
Loan origination expense	2,503	2,577
Depreciation and amortization	3,975	9,074
Other expenses/(Income)	2,320	(183)
Total expenses	82,965	73,600
Loss before income tax expense	(50,412)	(51,349)
Income tax expense/(benefit)	145	143
Net loss	$(50,557)	$(51,492)
Earnings (loss) per share attributable to common stockholders (Basic)	$(3.33)	$(3.41)
Earnings (loss) per share attributable to common stockholders (Diluted)	$(3.33)	$(3.41)

Three Months Ended March 31, 2025 as Compared to Three Months Ended March 31, 2024
Revenues
The components of our revenues for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Revenues:
Gain on loans, net	24,576	15,652
Other revenue	4,030	2,817
Net interest income
Interest income	10,445	8,636
Mortgage interest expense	(6,498)	(4,854)
Net interest income	3,947	3,782
Total net revenues	$32,553	$22,251

Gain on loans, net
The components of our gain on loans, net for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Gain on sale of loans, net	$21,278	$9,821
Integrated partnership fees	1,171	2,268
Loan repurchase reserve recovery	2,127	3,563
Total gain on loans, net	$24,576	$15,652

Gain on sale of loans, net increased $11.5 million or 117% to $21.3 million for the three months ended March 31, 2025 compared to $9.8 million for the three months ended March 31, 2024. The increase in gain on sale of loans, net was largely driven by the increase of Funded Loan Volume.
Integrated partnership fees decreased $1.1 million, or 48% to a gain of $1.2 million for the three months ended March 31, 2025, compared to gain of $2.3 million for the three months ended March 31, 2024. The decrease in integrated partnership fees was primarily driven by the reduction in B2B Loan Volume.
Loan repurchase reserve decreased $1.4 million or 40%, to a recovery of $2.1 million for the three months ended March 31, 2025, compared to a recovery of $3.6 million for the three months ended March 31, 2024. The loan repurchase reserve has decreased as our estimate for potential loss exposure has declined as we no longer have exposure to the historical periods when we had a significantly higher funded loan volume. The reduction in potential loss exposure results in a reduction in the loan repurchase reserve liability which is recognized as a recovery within gain on loans, net.
Other Revenue
The components of other revenue for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
International lending revenue	$1,528	$1,108
Insurance services	673	639
Real estate services	947	347
Other revenue	882	723
Total other revenue	$4,030	$2,817

International lending revenue increased $0.4 million, or 38% to $1.5 million for the three months ended March 31, 2025 compared to $1.1 million for the three months ended March 31, 2024. The increase in international lending revenue was primarily driven by increased operations in U.K. brokerage businesses.
Insurance services remained relatively steady for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which is inline with the insurance coverage written over the respective period.
Real estate services increased $0.6 million, or 173% to $0.9 million for the three months ended March 31, 2025 compared to $0.3 million the three months ended March 31, 2024 due to an increase in real estate transaction volume driven by an increase in purchase volume.
Other revenue increased by $0.2 million, or 22% to $0.9 million for the three months ended March 31, 2025 compared to $0.7 million for the three months ended March 31, 2024. The increase in other revenue was primarily driven by mortgage and non-mortgage loan servicing activities in the U.S. and U.K.

Net Interest Income
The components of our net interest income for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Mortgage interest income	$6,437	$2,964
Interest income on loans held for investment	1,878	82
Interest income from investments	2,130	5,590
Warehouse interest expense	(2,788)	(2,087)
Interest expense on customer deposits	(2,005)	(103)
Other interest expense	(1,705)	(2,664)
Total net interest income/(loss)	$3,947	$3,782

Mortgage interest income increased $3.5 million, or 117% to $6.4 million for the three months ended March 31, 2025 compared from $3.0 million of the three months ended March 31, 2024. The increase in mortgage interest income was primarily driven by the increase in origination volume and the mortgage interest income earned on the unpaid principal balance for loans held and serviced during the interim between the origination of the loan and its sale on the secondary market.
Interest income on loans held for investment increased $1.8 million, or 2190% to $1.9 million for the or the three months ended March 31, 2025 compared to $0.1 million for the three months ended March 31, 2024. The increase in interest income on loans held for investment was driven by increased originations of loans held for investment in our U.K. banking operations. Loans held for investment was $207.2 million and $7.9 million as of March 31, 2025 and 2024.
Interest income from investment decreased $3.5 million, or 62% to $2.1 million for the three months ended March 31, 2025 compared to $5.6 million for the three months ended March 31, 2024. The decrease in interest income from investment was primarily driven by increased HELOC origination volume which is funded with previously invested cash.
Warehouse interest expense increased $0.7 million, or 34% to $2.8 million for the three months ended March 31, 2025 compared to $2.1 million for the three months ended March 31, 2024. The increase in warehouse interest expense was primarily driven by increased borrowings on funding facilities used in the mortgage production process to meet the increased origination volume.
Interest expense on customer deposits increased $1.9 million, or 1847% to $2.0 million for the three months ended March 31, 2025 compared to $0.1 million for the three months ended March 31, 2024. The increase in interest expense on customer deposits was driven by increased customer deposits which in turn fund our loans held for investment in our U.K. banking operations.
Other interest expense decreased $1.0 million, or 36% to $1.7 million for the three months ended March 31, 2025 compared to $2.7 million for the three months ended March 31, 2024. Other interest expense is related to interest expense on our convertible notes and during the three months ended March 31, 2024 we paid interest in cash at the 1% coupon compared to the three months ended March 31, 2025 where we paid interest in kind which is accrued at a fair value that is less than the 1% coupon. See Note 15 for further details.

Expenses
The components of our expenses for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Compensation and benefits	46,668	38,073
General and administrative	11,630	14,047
Technology	7,182	5,458
Marketing and advertising	8,687	4,554
Loan origination expense	2,503	2,577
Depreciation and amortization	3,975	9,074
Other expenses/(Income)	2,320	(183)
Total operating expenses	$82,965	$73,600
Compensation and benefits expenses were $46.7 million for the three months ended March 31, 2025, an increase of $8.6 million or 23% compared with $38.1 million for the three months ended March 31, 2024. We increased our headcount between the two periods, and increased incentive compensation as a result of increased production volume, which lead to an increase in compensation and benefits. This increase was partially offset by significantly higher stock based compensation expense during the three months ended March 31, 2024, which was primarily due to awards that had met the liquidity event criteria with the Closing of the Business Combination in August 2023 as well as service based conditions during that period.
General and administrative expenses were $11.6 million for the three months ended March 31, 2025, a decrease of $2.4 million or 17% as compared with $14.0 million in the three months ended March 31, 2024. The decrease in general and administrative expenses was driven primarily by decreases in rent and occupancy expenses, as we have taken measures to reduce our real estate footprint, as well as reductions in insurance premiums and professional services.
Technology expenses were $7.2 million for the three months ended March 31, 2025, an increase of $1.7 million or 32% as compared with $5.5 million in the three months ended March 31, 2024. The increase in technology expenses was driven primarily by an increase in costs associated with software vendors. This was driven by the increased headcount, due to which we required more software licenses.
Marketing and advertising expenses were $8.7 million for the three months ended March 31, 2025, an increase of $4.1 million or 91% as compared with $4.6 million in the three months ended March 31, 2024. The increase is due to a focus on growth to drive volume. Marketing and advertising is composed of performance advertising and pilot marketing, which performance advertising scales with volume through existing channels while pilot marketing is market spend to test new channels along with testing brand marketing, which generally costs more upfront.
Other expenses/(income) were $2.3 million for the three months ended March 31, 2025, an increase of $2.5 million or 1368%, as compared with a credit of $0.2 million in the three months ended March 31, 2024. The increase in other expenses was primarily driven by mortgage loan activities in the U.K. The increase in other expenses was also driven by a reduction on liability classified warrants and equity related liabilities as a result of the increased trading price of our common stock, which are recorded as gains during the three months ended March 31, 2024, while during the three months ended March 31, 2025 we recorded smaller gains on our liability classified warrants and equity related liabilities as our stock price stabilized.

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
Adjusted Net Loss and Adjusted EBITDA
We calculate Adjusted Net Loss as net income (loss) adjusted for the impact of stock-based compensation expense, change in the fair value of warrants and equity related liabilities, and other non-core operational expenses.
We calculate Adjusted EBITDA as net income (loss) adjusted for the impact of stock-based compensation expense, change in the fair value of warrants and equity related liabilities, interest on the subordinated 0% bridge promissory notes that converted into or were exchanged for our Class A common stock and our Class C common stock (such notes, “Pre-Closing Bridge Notes”), and other non-recurring or non-core operational expenses, as well as interest and amortization on non-funding debt (which includes interest on the Convertible Note), depreciation and amortization expense, and income tax expense.
The following table presents a reconciliation of Net Income (Loss) to Adjusted Net Loss and Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Adjusted Net Loss
Net (loss) income	$(50,557)	$(51,492)
Stock-based compensation expense (1)	4,033	8,760
Change in fair value of warrants and equity related liabilities (2)	(228)	(823)
Restructuring, impairment, and other expenses (3)	570	721
Adjusted Net Loss	$(46,182)	$(42,834)
Adjusted EBITDA
Net (loss) income	$(50,557)	$(51,492)
Income tax expense / (benefit)	145	143
Depreciation and amortization expense (4)	3,975	9,074
Stock-based compensation expense (1)	4,033	8,760
Interest and amortization on non-funding debt (5)	1,705	2,664
Restructuring, impairment, and other expenses (3)	570	721
Change in fair value of warrants and equity related liabilities (2)	(228)	(823)
Adjusted EBITDA	$(40,357)	$(30,953)
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
(3)Restructuring, impairment, and other expenses are primarily comprised of employee one-time termination benefits, real estate restructuring losses, and impairment of property and equipment.
(4)Depreciation and amortization represents the loss in value of fixed and intangible assets through depreciation and amortization, respectively. These expenses are non-cash expenses, and we believe that they do not correlate to the performance of our business during the periods presented.
(5)Interest and amortization on non-funding debt represents interest and amortization on a corporate line of credit as well as the Convertible Note, both of which are included within net interest income in our Consolidated Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources
In our normal course of business, excluding HELOCs, we fund substantially all of our Funded Loan Volume on a short-term basis primarily through our warehouse lines of credit. Our borrowings are repaid with the proceeds we receive from the sale of our loans to our loan purchaser network, which includes government-sponsored enterprises (“GSEs”). As of March 31, 2025, we had three warehouse lines of credit in different amounts and with various maturities, with an aggregate available amount of $425.0 million.
We have placed focus on growing our U.K. banking entity during 2024 which has accelerated during the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, we had loans held for investment of $207.2 million and $111.5 million, respectively. The growth in loans held for investment has been primarily funded with customer deposits which are held at the U.K. banking entity. As of March 31, 2025 and December 31, 2024, we had customer deposits of $261.1 million and $134.1 million, respectively.
We have also raised capital via the closing of the Business Combination in August 2023, which resulted in gross proceeds of approximately $568 million. Of the total gross proceeds, $528.6 million was in the form of a Convertible Note issued by Better Home & Finance to SB Northstar LP. Subsequent to March 31, 2025, we have entered into an the Note Exchange Agreement to exchange our existing Convertible Note in exchange for $155.0 million of New Notes, as defined below, and a cash payment of $110.0 million as further discussed below.
We believe that funds provided by these sources will be adequate to meet our liquidity and capital resource needs for at least the next 12 months under current operating conditions.
Warehouse Lines of Credit
As of March 31, 2025 and December 31, 2024, we had the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	Amount Outstanding March 31, 2025	Amount Outstanding December 31, 2024
Funding Facility 1 (1)	September 30, 2025	100,000	21,000	60,747
Funding Facility 2 (2)	March 6, 2026	150,000	123,849	74,472
Funding Facility 3 (3)	August 1, 2025	175,000	91,107	108,851
Total warehouse lines of credit		$425,000	$235,956	$244,070

__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. Cash collateral deposit of $15.0 million is maintained and included in restricted cash.
(2)Interest charged under the facility is at the one month SOFR plus 2.10% - 2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(3)Interest charged under the facility is at the one month SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of March 31, 2025.

Convertible Note and Note Exchange Agreement
On April 12, 2025, we entered into a privately negotiated Note Exchange Agreement with SB Northstar LP (the “Investor”), pursuant to which management and the Investor agreed to exchange (the “Exchange”) all of the $532.5 million total aggregate principal amount outstanding of our existing 1.00% Convertible Notes due 2028 (the “Existing Notes”) held by the Investor for (i) $155.0 million in aggregate principal amount of new 6.00% Senior Secured Notes due 2028 (the “New Notes”), and (ii) a cash payment of $110.0 million (the “Cash Payment”). We will not receive any cash proceeds in connection with the Exchange. The Exchange was subsequently consummated on April 28, 2025 (the “Closing Date”), upon which we received and cancelled all Existing Notes and the Investor forfeited any accrued and unpaid interest in respect of the Existing Notes to but not including the Closing Date.
Pursuant to the Note Exchange Agreement, we granted the Investor, conditioned on closing of the Exchange, a non-transferrable right to designate one non-voting board observer from June 1, 2025, for so long as the Investor and affiliates of the Investor continue to hold, in the aggregate, either (i) at least 25% of the initial aggregate principal amount of the New Notes or (ii) at least 12% of the sum of the outstanding shares of the Company’s Class A Common Stock, Class B Common Stock and Class C Common Stock, calculated on a fully diluted basis.
New Notes Indenture
On the Closing Date, we entered into an indenture (the “New Notes Indenture”) with GLAS Trust Company LLC, as trustee and notes collateral agent (the “Trustee”). The New Notes represent our senior secured obligations, and are secured by substantially all of the Company’s and its material domestic subsidiaries’ assets. The News Notes are (i) senior in right of payment to our existing and future senior, unsecured indebtedness to the extent of the value of the collateral; and (ii) senior in right of payment to ours existing and future indebtedness that is expressly subordinated to the New Notes.
Interest on the New Notes is payable, at our election, in cash or by payment-in-kind by issuing additional notes in an aggregate principal amount equal to the relevant amount of interest paid in kind. The New Notes will accrue interest at a rate of 6.00% per annum, payable semi-annually in arrears on June 30 and December 31 of each year, with the initial payment on June 30, 2025. The New Notes will mature on December 31, 2028.
The New Notes will be redeemable, in whole and not in part, at our option at any time prior to December 31, 2028, at a cash redemption price equal to 106.00% of the principal amount of the New Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount not exceeding the net cash proceeds of one or more “Equity Offerings” (as defined in the New Notes Indenture); provided that at least 60% of the aggregate principal amount of the New Notes remains outstanding immediately after the redemption and the redemption occurs within 150 days of the date of the closing of each such Equity Offering. Additionally, prior to December 31, 2028, we may redeem all or part of the New Notes at a redemption price equal to the sum of 108% of the principal amount of the New Notes to be redeemed, plus the “Make Whole Premium” (as defined in the New Notes Indenture) at the redemption date, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If certain corporate events that constitute a “Change of Control Triggering Event” (as defined in the New Notes Indenture) occur, then noteholders may require us to repurchase all or any part of their New Notes at a cash repurchase price equal to 101% of the aggregate principal amount of the New Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of settlement. The definition of Change of Control Triggering Event includes certain business combination transactions involving the Company.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(57,187)	$(42,806)
Net cash (used in) provided by investing activities	$(158,843)	$(33,386)
Net cash provided by (used in) financing activities	$118,821	$(1,148)
Three Months Ended March 31, 2025 as Compared to Three Months Ended March 31, 2024
Operating Activities
Net cash used by operating activities was $57 million for the three months ended March 31, 2025, a increase of $14 million, or 34%, compared to net cash used by operating activities of $43 million for the three months ended March 31, 2024. The increase in net cash used by operating activities was primarily due to changes in operating assets and liabilities as well as adjustments to reconcile net loss to net cash used by operating activities.
Investing Activities
Net cash used in investing activities was $159 million for the three months ended March 31, 2025, an increase of $125 million, or 376%, compared to net cash used in investing activities of $33 million for the three months ended March 31, 2024. The increase in cash used in investing activities primarily consists of purchases in excess of maturities of short-term investments, as well as originations of loans held for investment, both of which are through our U.K. banking entity which the Company has focused on growing during the three months ended March 31, 2025. Loans held for investment are funded from our cash on hand as well as growth in customer deposits held by our U.K. banking entity. which is included within financing activities.
Financing Activities
Net cash provided by financing activities was $118.8 million for the three months ended March 31, 2025, an increase of $120 million, or 10450%, compared to net cash used by financing activities of $1 million for the three months ended March 31, 2024. The increase in cash provided by financing activities was primarily driven by an increase in customer deposits, namely through our U.K. banking entity.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2024, which are included in our 2024 Annual Report on Form 10-K.
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
•Our ability to maintain the listing of the Class A common stock and Public Warrants on the Nasdaq;
•Our ability to maintain certain lines of credit and obtain future financing on commercially favorable terms to fund loans and otherwise operate our business, and
•The liquidity and trading of Class A common stock and Warrants.
Additional risks and uncertainties that could cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements include those matters discussed in Part I, Item 1A. “Risk Factors” of the Company's 2024 Annual Report on Form 10-K. The forward-looking statements contained in this quarterly report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those described in these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, due to the material weaknesses described below, our disclosure controls and procedures were not effective as of March 31, 2025.
Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in the conformity with U.S. GAAP.

Material Weaknesses
As previously disclosed in Part II, Item 9A. “Controls and Procedures” of our 2024 Annual Report on Form 10-K, we have identified the following material weaknesses in our internal control over financial reporting, which were not fully remediated as of March 31, 2025:

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
Actions specific to the remediation of the material weakness in internal control over financial reporting during the year ended December 31, 2024, and quarter ended March 31, 2025, related to the company’s tone at the top including demonstration of a commitment to integrity and ethical values, and the establishment of structures, reporting lines, and appropriate authorities and responsibilities.
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
Actions specific to the remediation of the material weaknesses in internal control over financial reporting during the year ended December 31, 2024 and quarter ended March 31, 2025 related to 1) maintaining an effective control environment and implementing proper control activities and 2) review and oversight of complex accounting valuations provided through third parties.
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
Changes in Internal Control over Financial Reporting
Except for as described above, there were no changes during the quarter ended March 31, 2025, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims in the ordinary course of business. For more information regarding the legal proceedings in which we are involved, see Note 12 “Commitments and Contingencies” and Note 20 “Subsequent Events” of the Notes to Unaudited Condensed Consolidated Financial Statements. Regardless of outcome, such proceeding or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained.

Item 1A. RISK FACTORS
We are subject to various risks and uncertainties in the course of our business. For a discussion of these risks, please see the section entitled “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 19, 2025. There have been no material changes to the risk factors disclosed therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, no director or executive officer entered into, modified or terminated, any contract, instruction or written plan for the purchase or sale of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K). However, certain of our directors or officers have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

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

BETTER HOME & FINANCE HOLDING COMPANY

Date: May 14, 2025	By:	/s/ Kevin Ryan
Name: Kevin Ryan
Title: Chief Financial Officer