Form 10-Q
period 2025-06-30
Better Home & Finance Holding Co
filed 2025-08-13
CIK 1835856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No  ☒
As of August 4, 2025, there were 9,350,264 shares of Class A common stock, 4,503,553 shares of Class B common stock and 1,437,545 shares of Class C common stock of the registrant issued and outstanding.

i

Part I - Financial Information
Item 1. Financial Statements
BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Amounts in thousands, except share and per share amounts)	2025	2024
Assets
Cash and cash equivalents	$87,134	$211,101
Restricted cash	10,645	24,416
Short-term investments	134,390	53,774
Mortgage loans held for sale, at fair value	447,738	399,241
Loans held for investment (net of allowance for credit losses of $2,801 and $1,667 as of June 30, 2025 and December 31, 2024, respectively)	420,566	111,477
Other receivables, net	30,936	17,549
Assets held for sale	9,071	10,411
Property and equipment, net	1,923	2,717
Right-of-use assets	4,818	1,387
Internal use software and other intangible assets, net	21,273	20,936
Goodwill	24,765	23,615
Derivative assets, at fair value	5,248	2,539
Prepaid expenses and other assets	33,354	33,894
Total Assets	$1,231,861	$913,057
Liabilities and Stockholders’ Equity/(Deficit)
Liabilities
Warehouse lines of credit	$371,189	$244,070
Convertible Notes	—	519,749
Senior Notes	200,409	—
Customer deposits	482,360	134,130
Liabilities held for sale	6,932	6,116
Accounts payable and accrued expenses (includes $111 and $74 payable to related parties as of June 30, 2025 and December 31, 2024, respectively)	63,782	48,134
Escrow payable and other customer accounts	376	74
Derivative liabilities, at fair value	2,402	—
Warrant and equity related liabilities, at fair value	1,751	1,407
Lease liabilities	6,032	4,081
Other Liabilities	20,071	13,466
Total Liabilities	1,155,304	971,227
Commitments and contingencies (see Note 12)
Stockholders’ Equity/(Deficit)
Common stock $0.0001 par value; 66,000,000 shares authorized as of June 30, 2025 and December 31, 2024, and 15,274,145 and 15,168,795 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Notes receivable from stockholders	(9,160)	(9,158)
Additional paid-in capital	2,077,303	1,863,288
Accumulated deficit	(1,997,193)	(1,910,366)
Accumulated other comprehensive income/(loss)	5,605	(1,936)
Total Stockholders’ Equity/(Deficit)	76,557	(58,170)
Total Liabilities and Stockholders’ Equity/(Deficit)	$1,231,861	$913,057
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenues:
Gain on loans, net	$36,772	$24,229	$61,348	$39,881
Other revenue	3,300	2,881	7,330	5,698
Net interest income
Interest income	14,157	9,397	24,602	18,033
Interest expense	(10,085)	(4,245)	(16,583)	(9,099)
Net interest income	4,072	5,152	8,019	8,934
Total net revenues	44,144	32,262	76,697	54,513
Expenses:
Compensation and benefits	41,412	35,254	88,080	73,327
General and administrative	11,507	15,155	23,137	29,202
Technology	6,948	6,582	14,130	12,040
Marketing and advertising	11,140	8,531	19,827	13,085
Loan origination expense	3,923	791	6,426	3,368
Depreciation and amortization	3,535	7,990	7,510	17,064
Other expenses/(Income)	1,855	(879)	4,175	(1,062)
Total Expenses	80,320	73,424	163,285	147,024
Loss before income tax expense	(36,176)	(41,162)	(86,588)	(92,511)
Income tax expense/(benefit)	94	203	239	346
Net Loss	(36,270)	(41,365)	(86,827)	(92,857)

Other comprehensive loss:
Foreign currency translation adjustment, net of tax	5,318	579	7,541	266
Comprehensive loss	$(30,952)	$(40,786)	$(79,286)	$(92,591)

Per share data:
Loss per share attributable to common stockholders:
Basic	$(2.39)	$(2.74)	$(5.72)	$(6.15)
Diluted	$(2.39)	$(2.74)	$(5.72)	$(6.15)
Weighted average common shares outstanding — basic	15,187,558	15,095,956	15,185,724	15,087,913
Weighted average common shares outstanding — diluted	15,187,558	15,095,956	15,185,724	15,087,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2025

	Common Stock
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity (Deficit)
Balance - March 31, 2025	15,188,035	2	(9,160)	1,867,649	(1,960,923)	287	(102,145)
Gain on troubled debt restructuring (see Note 10)	—	—	—	210,044	—	—	210,044
Tax effect on gain on troubled debt restructuring	—	—	—	(4,721)	—	—	(4,721)
Stock-based compensation	—	—	—	4,617	—	—	4,617
Tax withholding upon vesting of restricted stock units	(53,884)	—	—	(286)	—	—	(286)
Shares issued for vested restricted stock units	139,994	—	—	—	—	—	—
Net loss	—	—	—	—	(36,270)	—	(36,270)
Other comprehensive income— foreign currency translation adjustment, net of tax	—	—	—	—	—	5,318	5,318
Balance - June 30, 2025	15,274,145	$2	$(9,160)	$2,077,303	$(1,997,193)	$5,605	$76,557
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2024

	Common Stock
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding[1]	Par Value[1]	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity (Deficit)
Balance - March 31, 2024	15,111,574	2	(10,976)	1,844,859	(1,755,568)	(2,027)	76,290
Issuance of common stock for options exercised	353	—	—	1,435	—	—	1,435
Cancellation of common stock	(17,194)	—	—	—	—	—	—
Stock-based compensation	—	—	—	8,053	—	—	8,053
Tax withholding upon vesting of restricted stock units	—	—	—	(84)	—	—	(84)
Shares issued for vested restricted stock units	16,241	—	—	—	—	—	—
Settlement of notes receivable from stockholders	—	—	1,846	(1,846)	—	—	—
Net loss	—	—	—	—	(41,365)	—	(41,365)
Other comprehensive income— foreign currency translation adjustment, net of tax	—	—	—	—	—	579	579
Balance - June 30, 2024	15,110,974	$2	$(9,130)	$1,852,417	$(1,796,933)	$(1,448)	$44,908
1.Periods have been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended June 30, 2025

	Common Stock
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity (Deficit)
Balance - December 31, 2024	15,168,795	2	(9,158)	1,863,288	(1,910,366)	(1,936)	(58,170)
Gain on troubled debt restructuring (see Note 10)	—	—	—	210,044	—	—	210,044
Tax effect on gain on troubled debt restructuring	—	—	—	(4,721)	—	—	(4,721)
Stock-based compensation	—	—	—	9,060	—	—	9,060
Tax withholding upon vesting of restricted stock units	(63,563)	—	—	(373)	—	—	(373)
Shares issued for vested restricted stock units	168,913	—	—	—	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	(2)	5	—	—	3
Net loss	—	—	—	—	(86,827)	—	(86,827)
Other comprehensive income— foreign currency translation adjustment, net of tax	—	—	—	—	—	7,541	7,541
Balance - June 30, 2025	15,274,145	$2	$(9,160)	$2,077,303	$(1,997,193)	$5,605	$76,557
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended June 30, 2024

	Common Stock
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding[1]	Par Value[1]	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Adjusted Balance as of December 31, 2023	15,035,467	$2	$(10,111)	$1,838,499	$(1,704,076)	$(1,714)	$122,600
Adjustment of transaction costs related to Business Combination	—	—	—	(2,372)	—	—	(2,372)
Issuance of common stock for options exercised	2,770	—	—	1,454	—	—	1,454
Cancellation of common stock	(29,073)	—	—	—	—	—	—
Stock-based compensation	—	—	—	17,196	—	—	17,196
Tax withholding upon vesting of restricted stock units	—	—	—	(1,372)	—	—	(1,372)
Shares issued for vested restricted stock units	101,810	—	—	1	—	—	1
Vesting of common stock issued via notes receivable from stockholders	—	—	(865)	857	—	—	(8)
Settlement of notes receivable from stockholders	—	—	1,846	(1,846)	—	—	—
Net loss	—	—	—	—	(92,857)	—	(92,857)
Other comprehensive income— foreign currency translation adjustment, net of tax	—	—	—	—	—	266	266
Balance - June 30, 2024	15,110,974	2	(9,130)	1,852,417	(1,796,933)	(1,448)	44,908
1.Periods have been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended June 30,
(Amounts in thousands)	2025	2024
Cash Flows from Operating Activities:
Net loss	$(86,827)	$(92,857)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation of property and equipment	711	1,932
Impairments	1,356	—
Amortization of internal use software and other intangible assets	6,799	15,132
Gain on sale of loans, net	(55,293)	(28,195)
Non-cash interest and amortization of debt issuance costs and discounts	1,700	2,853
Change in fair value of warrants	344	(721)
Stock-based compensation	8,285	16,325
Recovery of loan repurchase reserve	(2,549)	(6,942)
Provision for credit losses	802	—
Change in fair value of derivatives	(392)	(3,821)
Change in fair value of mortgage loans held for sale	(7,206)	(2,265)
Change in operating lease of right-of-use assets	(3,431)	2,295
Originations of mortgage loans held for sale	(2,055,658)	(1,622,279)
Proceeds from sale of mortgage loans held for sale	2,068,863	1,472,875
Change in operating assets and liabilities:
Other receivables, net	(14,138)	(3,475)
Prepaid expenses and other assets	(1,502)	(3,564)
Operating lease liabilities	1,951	(4,001)
Accounts payable and accrued expenses	11,737	(8,034)
Escrow payable and other customer accounts	721	721
Other liabilities	10,212	639
Net cash used in operating activities	(113,515)	(263,382)
Cash Flows from Investing Activities:
Purchase of property and equipment	(609)	(1,732)
Capitalization of internal use software	(4,843)	(2,076)
Maturities of short-term investments	247,869	65,057
Purchase of short-term investments	(324,557)	(97,617)
Origination of loans held for investment	(300,624)	(28,428)
Principal payments received on loans held for investment	797	1,822
Net cash used in investing activities	(381,967)	(62,974)
Cash Flows from Financing Activities:
Principal payments on convertible notes	(110,000)	(1,103)
Net repayments on warehouse lines of credit	127,119	121,136
Net increase (decrease) in customer deposits	348,230	24,755
Proceeds from exercise of stock options	1	39
Net cash provided by/(used in) financing activities	365,350	144,827
Effects of currency translation on cash, cash equivalents, and restricted cash	(8,922)	863
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash, including cash classified within assets held for sale	(139,054)	(180,666)
Less: net change in cash, cash equivalents and restricted cash classified within assets held for sale	1,316	—
Cash, cash equivalents, and restricted cash—Beginning of period	235,517	528,066
Cash, cash equivalents, and restricted cash—End of period	$97,779	$347,400
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

	Six Months Ended June 30,
(Amounts in thousands)	2025	2024
Cash and cash equivalents, end of period	$87,134	$320,936
Restricted cash, end of period	10,645	26,464
Total cash, cash equivalents and restricted cash, end of period	$97,779	$347,400
Supplemental Disclosure of Cash Flow Information:
Interest paid	$8,526	$2,582
Income taxes paid/(refunded)	$(1,697)	$330
Non-Cash Investing and Financing Activities:
Capitalization of stock-based compensation related to internal use software	$776	$871
Vesting of stock options early exercised in prior periods	$—	$1,415
Vesting of common stock issued via notes receivable from stockholders	$2	$865
Settlement of Notes Receivable from Stockholders	$—	$1,846
Convertible notes exchange	$205,323	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Nature of the Business
Better Home & Finance Holding Company together with its subsidiaries (collectively, the “Company”), provides a comprehensive set of homeownership offerings in the United States while expanding in the United Kingdom (the “U.K.”). The Company’s offerings include mortgage loans, real estate agent services, title and homeowner’s insurance, and other homeownership offerings. The Company leverages Tinman, its proprietary technology platform, to optimize the mortgage process from the initial application, to the integration of a suite of additional homeownership offerings, to the sale of loans to a network of loan purchasers.
Mortgage loans originated within the United States are through the Company’s wholly-owned subsidiary Better Mortgage Corporation (“BMC”). BMC is an approved Title II Single Family Program Lender with the Department of Housing and Urban Development’s (“HUD”) Federal Housing Administration (“FHA”), and is an approved seller and servicer with the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FMCC”). The Company has expanded into the U.K. and offers a multitude of financial products and services to consumers via regulated entities obtained through acquisitions. In the fourth quarter of 2024, the Company decided to dispose of certain operating units in the U.K., see Note 8 for further details.
On August 22, 2023 (the “Closing Date”), the Company consummated the previously announced Business Combination (the “Business Combination”), pursuant to the terms of the Agreement and Plan of Merger, dated as of May 10, 2021 (as amended from time to time, the “Merger Agreement”), by and among Aurora Acquisition Corp. (“Aurora”), Better Holdco, Inc. (“Pre-Business Combination Better”), and Aurora Merger Sub I, Inc., formerly a wholly owned subsidiary of Aurora (“Merger Sub”). On the Closing Date, Merger Sub merged with and into Pre-Business Combination Better, with Pre-Business Combination Better surviving the merger (the “First Merger”) and Pre-Business Combination Better merged with and into Aurora, with Aurora surviving the merger and changing its name to “Better Home & Finance Holding Company” (referred to as “Better Home & Finance”) (such merger, the “Second Merger,” and together with the First Merger, the “Business Combination” and the completion thereof, the “Closing”).
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
Reverse Stock Split—On Friday, August 16, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, effecting a 1-for-50 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) for the primary purpose of increasing the per share trading price of the Company’s Class A common stock to enable the Company to regain compliance with the minimum bid price requirement for continued listing on The Nasdaq Stock Market LLC (“Nasdaq”. The Company’s Class A common stock began trading on a split-adjusted basis on the Nasdaq upon the market open on Monday, August 19, 2024.
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
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The results of operations and other information for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025. The unaudited condensed consolidated

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2024.
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
Significant items subject to such estimates and assumptions include the fair value of mortgage loans held for sale, the fair value of derivative assets and liabilities, which includes interest rate lock commitments and forward sale commitments, the determination of a valuation allowance on the Company’s deferred tax assets, capitalization of internally developed software and its associated useful life, the fair value of acquired intangible assets and goodwill, the provision for loan repurchase reserves, the allowance for credit losses, and the incremental borrowing rate used in determining lease liabilities, and the fair value of warrant and equity related liabilities.
Short-term investments—Short-term investments consist of fixed income securities, typically U.S. and U.K. government treasury securities and U.S. and U.K. government agency securities with maturities ranging from 91 days to one year. Management determines the appropriate classification of short-term investments at the time of purchase. Short-term investments reported as held-to-maturity are those investments that the Company has both the positive intent and ability to hold to maturity and are stated at amortized cost on the condensed consolidated balance sheets. All of the Company’s short-term investments are classified as held to maturity. The Company has not recognized any impairments on these investments to date and any unrealized gains or losses on these investments are immaterial.
Allowance for Credit Losses–Held to Maturity (“HTM”) Short-term Investments—The Company’s HTM Short-term investments are required to utilize the Current Expected Credit Loss (“CECL”) approach to estimate expected credit losses. Management measures expected credit losses on short-term investments on a collective basis by major security types that share similar risk characteristics, such as financial asset type and collateral type adjusted for current conditions and reasonable and supportable forecasts. Management classifies the short-term investments portfolio by security types, such as U.S. and U.K. government agency securities.
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
Loans Held for Investment—The Company originates, primarily through its U.K. operations, loans held for investment, for which management has the intent and ability to cause the Company to hold for the foreseeable future or until maturity or payoff and are reported at amortized cost, which is the principal amount outstanding, net of cumulative charge-offs, unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans.
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
Senior Notes—Upon initial issuance, the Senior Notes are evaluated for redemption and conversion features that could result in embedded derivatives that require bifurcation from the notes. Upon initial issuance, any embedded derivatives are measured at fair value. The notes proceeds are allocated between the carrying value of the note and the fair value of embedded derivatives on the initial issuance date. Any portion of proceeds allocated to embedded derivatives are treated as reductions in, or discounts to, the carrying value of the Senior Notes on the issuance date. Embedded derivatives are adjusted to fair value at each reporting period, with the change in fair value included within interest expense on the condensed consolidated statements of operations and comprehensive income (loss). See Note 10 for further details on the Senior Notes.
Debt Modifications and Extinguishments—When the Company modifies or extinguishes debt, it first evaluates whether the modification qualifies as a troubled debt restructuring (“TDR”) under ASC 470-60, which requires debt modifications to be evaluated if (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. Concessions may include modifications to the terms of the debt, such as reducing the interest rate, extending the repayment period, or forgiving a portion of the debt. If a TDR is determined not to have occurred, the Company evaluates the modification in accordance with ASC Topic 470-50-40, which requires modification to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms is accounted for like an extinguishment.
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
ii.Broker Revenue—Includes fees that the Company receives for originating loans on behalf of third-parties.
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
3)Net interest income includes interest income from LHFS calculated based on the note rate of the respective loan, interest income from short-term investments, and interest income on loans held for investment. Interest expense includes interest expense on warehouse lines of credit, interest expense on customer deposits, as well as interest expense on the Convertible Notes.
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
Segments—The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net income to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (general and administrative, marketing and advertising, loan origination expense, and others as presented in the condensed consolidated statements of operations and comprehensive loss) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are net interest income and income tax expense (benefit), which are reflected in the condensed consolidated statements of operations and comprehensive loss.
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, and in January 2025, ASU 2025-01, Income Statement - Comprehensive Income - Expense Disaggregation Disclosures (subtopic 220-40), which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The ASUs are effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
issued. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.

3. Revenue
Revenue— The Company disaggregates revenue based on the following revenue streams:
Gain on loans, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Gain on sale of loans, net	$34,015	$18,374	$55,293	$28,195
Broker revenue	2,335	2,476	3,506	4,744
Loan repurchase reserve recovery/(provision)	422	3,379	2,549	6,942
Total gain on loans, net	$36,772	$24,229	$61,348	$39,881
Other revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
International lending revenue	$1,446	$1,219	$2,974	$2,327
Insurance services	825	537	1,498	1,176
Real estate services	151	653	1,098	1,000
Other revenue	878	472	1,760	1,195
Total other revenue	$3,300	$2,881	$7,330	$5,698

Net interest income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Mortgage interest income	$7,787	$4,468	$14,223	$7,432
Interest income on loans held for investment	3,894	221	5,773	302
Interest income from investments	2,476	4,708	4,606	10,299
Warehouse interest expense	(5,727)	(2,310)	(8,515)	(4,397)
Interest expense on customer deposits	(4,352)	(267)	(6,357)	(370)
Other interest expense (1)	(6)	(1,668)	(1,711)	(4,332)
Total net interest income/(loss)	$4,072	$5,152	$8,019	$8,934
__________________
(1) Primarily consists of interest on Convertible Notes, see Note 10 for more details.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Mortgage Loans Held for Sale and Warehouse Lines of Credit
The Company has the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	June 30, 2025	December 31, 2024
Funding Facility 1 (1)	May 13, 2025	$—	$—	$60,747
Funding Facility 2 (2)	March 6, 2026	150,000	82,502	74,472
Funding Facility 3 (3)	August 1, 2025	175,000	153,943	108,851
Funding Facility 4 (4)	April 5, 2026	250,000	134,744	—
Total warehouse lines of credit		$575,000	$371,189	$244,070
__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. During the second quarter of 2025, Funding Facility 1 was terminated prior to maturity.
(2)Interest charged under the facility is at the 30-day term SOFR plus 2.10% - 2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(3)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of June 30, 2025. Subsequent to June 30, 2025, the Company extended the maturity to July 1, 2026.
(4)Interest charged under the facility is at the daily simple SOFR plus 2.25% - 2.50%. There is no cash collateral deposit maintained as of June 30, 2025.

The unpaid principal amounts of the Company’s LHFS are also pledged as collateral under the relevant warehouse funding facilities. The Company’s LHFS are summarized below by those pledged as collateral and those fully funded by the Company:

(Amounts in thousands)	June 30, 2025	December 31, 2024
Funding Facility 1	$—	$61,341
Funding Facility 2	92,223	83,562
Funding Facility 3	165,815	123,081
Funding Facility 4	134,767	—
Total LHFS pledged as collateral	392,805	267,984
Company-funded LHFS	24,928	10,056
Company-funded HELOC	22,800	118,879
Total LHFS	440,533	396,919
Fair value adjustment	7,205	2,322
Total LHFS at fair value	$447,738	$399,241
Average days loans held for sale, other than Company-funded LHFS and Company-funded HELOC, for the three and six months ended June 30, 2025 were approximately 27 days and 26 days, respectively. Average days loans held for sale, other than Company-funded LHFS and Company-funded HELOC, for the three and six months ended June 30, 2024 were approximately 20 days and 22 days, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of June 30, 2025 and December 31, 2024, the unpaid principal balance of loans that were either 90 days past due or non-performing was $1.7 million and $1.4 million, respectively.
For the six months ended June 30, 2025 and 2024, the weighted average interest rate for the warehouse lines of credit was 6.46% and 7.40%, respectively. The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth, liquid assets, current ratios, liquidity ratios, and leverage ratios. In addition, these warehouse lines also require the Company to maintain compensating cash balances which aggregated to $3.8 million as of June 30, 2025 and December 31, 2024 and are included in restricted cash on the accompanying condensed consolidated balance sheets. The Company was in compliance with all financial covenants under the warehouse lines as of June 30, 2025.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Loans Held for Investment
The majority of the Company’s Loans Held for Investment portfolio consists of property - buy to let loans, which is the purchase of property for the purpose of renting to a tenant, which makes up 99.8% and 98.6% of the total loan portfolio as of June 30, 2025 and December 31, 2024, respectively. The Company’s Loans Held for Investment portfolio consists of U.K. loans and is summarized as follows:

(Amounts in thousands)	June 30, 2025	December 31, 2024
Property - Buy to Let	$422,397	$111,630
Other	970	1,514
Allowance for credit losses	$(2,801)	$(1,667)
Total Loans Held for Investment, net	$420,566	$111,477
Accrued interest receivable on loans receivable totaled $0.7 million and $0.4 million, respectively, as of June 30, 2025 and December 31, 2024 and is included in other receivables, net on the condensed consolidated balance sheets. The Company elected the practical expedient to exclude the applicable accrued interest receivable on loans receivable from the disclosed amortized cost basis.
The Company concluded that it has a non-accrual policy which allows for the timely reversal of accrued interest should an asset be placed on non-accrual; accordingly, there was no allowance for credit losses for accrued interest receivable on loans receivable as of June 30, 2025. When writing off uncollectible accrued interest receivables on its loans held for investment portfolio, the Company considers 90 days to be a timely manner.
Uncollectible amounts of accrued interest receivable are charged off by reversing interest income. The Company had no charge offs of uncollectible accrued interest on its outstanding loans held for investment during the three months ended June 30, 2025 and 2024.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. As of both June 30, 2025 and December 31, 2024 there were no loans held for investment past due.
The Company considers loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, or where foreclosure is probable, to be collateral dependent. As of June 30, 2025 and December 31, 2024, there were no loans secured by any asset type for which formal foreclosure proceedings are in process.
Loans are placed on non-accrual status and the accrual of interest is discontinued if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Generally, payments received on non-accrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of June 30, 2025 and December 31, 2024, there were no loans that were placed on non-accrual status.
During the three and six months ended June 30, 2025 and 2024, there were no modifications for loans to borrowers experiencing financial difficulty.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company utilizes maturity bands to assess the probability of credit losses within the portfolio. The three main bands are as follows: 0-20 months, 21-40 months, and over 40 months. The following table presents amortized cost for outstanding loans, by class and year of origination/renewal, as of June 30, 2025 and December 31, 2024.
The tables below present loans by credit quality indicator and vintage year:

June 30, 2025
(Amounts in thousands)	2025	2024	2023	2022	2021	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	—	—	—	—	—	—
Over 40 Months	300,624	120,966	807	—	—	—	422,397
Total	$300,624	$120,966	$807	$—	$—	$—	$422,397

Other
0-20 Months	$—	$—	$7	$488	$296	$11	$802
21-40 Months	—	—	13	155	—	—	168
Over 40 Months	—	—	—	—	—	—	—
Total	$—	$—	$20	$643	$296	$11	$970

Total	$300,624	$120,966	$827	$643	$296	$11	$423,367

December 31, 2024
(Amounts in thousands)	2024	2023	2022	2021	2020	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	—	—	—	—	—	—
Over 40 Months	110,891	739	—	—	—	—	111,630
Total	$110,891	$739	$—	$—	$—	$—	$111,630

Other
0-20 Months	$—	$34	$255	$435	$77	$2	$803
21-40 Months	—	13	630	68	—	—	711
Over 40 Months	—	—	—	—	—	—	—
Total	$—	$47	$885	$503	$77	$2	$1,514

Total	$110,891	$786	$885	$503	$77	$2	$113,144

6. Goodwill and Internal Use Software and Other Intangible Assets, Net

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Changes in the carrying amount of goodwill, net consisted of the following:

	Six Months Ended June 30,
(Amounts in thousands)	2025	2024
Balance at beginning of period	$23,615	$32,390
Goodwill impairment	(488)	—
Effect of foreign currency exchange rate changes	1,638	(145)
Balance at end of period	$24,765	$32,245
During the second quarter of 2025, the Company recorded goodwill impairment charges of $0.5 million which is included within other expense/(income) in the condensed consolidated statements of operations and comprehensive loss. The goodwill impairment is related to entities in the U.K. for which management has classified as held for sale, see Note 8. No impairment of goodwill was recognized for the three and six months ended June 30, 2024.
Internal use software and other intangible assets, net consisted of the following:

	As of June 30, 2025
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.4	$154,846	$(136,243)	$18,603
Intellectual property and other	5.5	2,644	(1,828)	816
Total Intangible assets with finite lives, net		157,490	(138,071)	19,419
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		34	—	34
Total Internal use software and other intangible assets, net		$159,344	$(138,071)	$21,273

	As of December 31, 2024
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$147,994	$(129,487)	$18,507
Intellectual property and other	6.0	869	(291)	578
Total Intangible assets with finite lives, net		148,863	(129,778)	19,085
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		31	—	31
Total Internal use software and other intangible assets, net		$150,714	$(129,778)	$20,936
The Company capitalized $2.9 million and $2.2 million in internal use software and website development costs during the three months ended June 30, 2025 and 2024, respectively. Included in capitalized internal use software and website development costs are $0.4 million and $0.5 million of stock-based compensation costs for the three months ended June 30, 2025 and 2024, respectively. Amortization expense totaled $3.2 million and $7.1 million during the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, no impairment was recognized relating to intangible assets.
The Company capitalized $5.6 million and $3.0 million in internal use software and website development costs during the six months ended June 30, 2025 and 2024, respectively. Included in capitalized internal use software and website

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
development costs are $0.8 million and $0.9 million of stock-based compensation costs for the six months ended June 30, 2025 and 2024, respectively. Amortization expense totaled $6.8 million and $15.1 million during the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, no impairment was recognized relating to intangible assets.
7. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following:

	As of June 30,	As of December 31,
(Amounts in thousands)	2025	2024
Prepaid expenses	$21,096	$17,165
Tax receivables	198	5,484
Security Deposits	8,493	11,245
Prefunded loans in escrow	3,567	—
Total prepaid expenses and other assets	$33,354	$33,894
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

(Amounts in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$2,079	$3,814
Restricted cash	4,287	3,868
Mortgage loans held for sale, at fair value	2,011	1,721
Other receivables, net	1,990	1,244
Property and equipment, net	17	35
Internal use software and other intangible assets, net	2,403	2,203
Goodwill	724	1,112
Prepaid expenses and other assets	589	634
Write down of assets to fair value less cost to sell	(5,029)	(4,220)
Total assets held for sale	$9,071	$10,411

Accounts payable and accrued expenses	1,775	1,684
Escrow payable and other customer accounts	4,287	3,868
Other liabilities	870	564
Total liabilities held for sale	$6,932	$6,116
For the three and six months ended June 30, 2025, the Company recorded a write down of the disposal group to fair value, less cost to sell, in the amount of $0.4 million which is included in other expenses/(income) on the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2025, the Company recorded goodwill impairment relating to the entities in the U.K. classified as held for sale of $0.5 million which is included within other expense/(income) in the condensed consolidated statements of operations and comprehensive loss.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Customer Deposits
Customer Deposits—In relation to the Company’s banking activities tied to the Company’s acquisition of Birmingham Bank in the U.K., the Company offers individual savings accounts and other depository products with differing maturities and interest rates to its customers. The balance of customer deposits as of June 30, 2025 and December 31, 2024 was $482.4 million and $134.1 million, respectively, on the condensed consolidated balance sheets.
The following table presents average balances and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended June 30, 2025
	2025		2024
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$82,670	3.80%	$2,416	2.85%
Term	326,044	4.57%	22,169	3.96%
Savings	437	2.70%	4,154	2.11%
Total Deposits	$409,151	3.69%	$28,739	2.97%

	Six Months Ended June 30, 2025
	2025		2024
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$65,410	3.75%	$2,413	2.85%
Term	248,019	4.64%	13,805	3.87%
Savings	492	2.11%	4,211	2.20%
Total Deposits	$313,921	3.50%	$20,429	2.97%

The following table presents maturities of customer deposits:

(Amounts in thousands)	As of June 30, 2025
Demand deposits	$114,777
Maturing In:
2025	1,476
2026	113,888
2027	118,834
2028	62,581
2029	30,419
Thereafter	40,385
Total	$482,360

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Interest expense on deposits is recorded in interest expense in the condensed consolidated statements of operations and comprehensive loss for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2025
(Amounts in thousands)	2025	2024	2025	2024
Notice	$853	$21	$1,316	$45
Term	3,499	218	5,041	270
Savings	—	28	—	57
Total Interest Expense	$4,352	$267	$6,357	372
Deposits are for U.K. banking clients and are protected up to £85 thousand ($116.4 thousand) per eligible person by the Financial Services Compensation Scheme in the U.K. Of the total customer deposits as of June 30, 2025, $117.5 million were over the applicable insured amount.
10. Senior Notes
Convertible Notes—As of June 30, 2025 and December 31, 2024, the carrying amount of the Convertible Notes was none and $519.7 million on the condensed consolidated balance sheets, respectively. For the three and six months ended June 30, 2025, the Company recorded a total of none and $1.7 million of interest expense related to the Convertible Notes. For the three and six months ended June 30, 2024, the Company recorded a total of $1.6 million and $4.3 million of interest expense related to the Convertible Notes. Interest expense from the Convertible Notes is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. In February 2024, the Company made a cash payment in the amount of $2.5 million, which consisted of $1.1 million towards the principal and $1.4 million of interest from January 1, 2024 through February 15, 2024.
On April 12, 2025, the Company entered into a privately negotiated Exchange Agreement (the “Note Exchange Agreement”) with SB Northstar LP (the “Investor”), a related party, pursuant to which the Company and the Investor agreed to exchange (the “Exchange”) all of the $532.5 million total aggregate principal amount outstanding of the Company’s existing 1.00% Convertible Notes due 2028 (the “Existing Notes”) held by the Investor for (i) $155.0 million in aggregate principal amount of new 6.00% Senior Secured Notes due 2028 (the “Senior Notes”), and (ii) a cash payment of $110.0 million (the “Cash Payment”). The Company will not receive any cash proceeds in connection with the Exchange. The Exchange was subsequently consummated on April 28, 2025 (the “Closing Date”), upon which the Company received and cancelled all Existing Notes and the Investor forfeited any accrued and unpaid interest in respect of the Existing Notes to, but not including, the Closing Date.
Pursuant to the Note Exchange Agreement, the Company granted the Investor, conditioned on closing of the Exchange, a non-transferrable right to designate one non-voting board observer from June 1, 2025, for so long as the Investor and affiliates of the Investor continue to hold, in the aggregate, either (i) at least 25% of the initial aggregate principal amount of the Senior Notes or (ii) at least 12% of the sum of the outstanding shares of the Company’s Class A Common Stock, Class B Common Stock and Class C Common Stock, calculated on a fully diluted basis.
The Exchange was accounted for as a TDR under ASC 470-60. On the Closing Date, the principal amount was $532.5 million with a discount of $11.0 million for a net carrying value of $521.4 million. The Company made a cash payment on the Closing Date of $110.0 million and recognized the Senior Notes at a carrying value $200.4 million. The gain on troubled debt restructuring of $210.0 million was recognized through equity as the Investor is considered a related party. The Company also accrued for $1.0 million of expenses related to the TDR which reduced the gain recognized through equity.
Under the TDR accounting treatment, the carrying value of the Senior Notes of $200.4 million is made up of the total future undiscounted cash flows which includes principal of $155.0 million and interest make-whole as well as a redemption premium of $45.4 million. The interest make-whole and the redemption premium are related to the optional redemption feature where the Company can redeem all or part of the Senior Notes prior to December 31, 2028 at 108% of the principal plus a make-whole premium as discussed further below. The Company assumes contingent future payments will have to be paid and those amounts shall be included in the total future cash payments.
Senior Notes—On the Closing Date, the Company entered into an indenture (the “Senior Notes Indenture”) with GLAS Trust Company LLC, as trustee and notes collateral agent (the “Trustee”). As of June 30, 2025 and December 31,

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2024, the carrying amount of the Senior Notes was $200.4 million and none on the condensed consolidated balance sheets, respectively.
The Senior Notes represent the Company’s senior secured obligations, and are secured by substantially all of the Company’s and its material domestic subsidiaries’ assets. The Senior Notes are (i) senior in right of payment to the Company’s existing and future senior, unsecured indebtedness to the extent of the value of the collateral; and (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Senior Notes.
Interest on the Senior Notes is payable, at the Company’s election, in cash or by payment-in-kind by issuing additional notes in an aggregate principal amount equal to the relevant amount of interest paid in kind. The Senior Notes will accrue interest at a rate of 6.00% per annum, payable semi-annually in arrears on June 30 and December 31 of each year, beginning on June 30, 2025. The Senior Notes will mature on December 31, 2028.
The Senior Notes will be redeemable, in whole and not in part, at the Company’s option at any time prior to December 31, 2028, at a cash redemption price equal to 106.00% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount not exceeding the net cash proceeds of one or more “Equity Offerings” (as defined in the Senior Notes Indenture); provided that at least 60% of the aggregate principal amount of the Senior Notes remains outstanding immediately after the redemption and the redemption occurs within 150 days of the date of the closing of each such Equity Offering. Additionally, prior to December 31, 2028, the Company may redeem all or part of the Senior Notes at a redemption price equal to the sum of 108% of the principal amount of the Senior Notes to be redeemed, plus the “Make Whole Premium” (as defined in the Senior Notes Indenture) at the redemption date, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If certain corporate events that constitute a “Change of Control Triggering Event” (as defined in the Senior Notes Indenture) occur, then noteholders may require the Company to repurchase all or any part of their Senior Notes at a cash repurchase price equal to 101% of the aggregate principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of settlement. The definition of Change of Control Triggering Event includes certain business combination transactions involving the Company.
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
In September 2021, the Company and TheNumber entered into a technology integration and license agreement. The listed services provided by TheNumber are lead generation, market rate analysis, lead growth analysis, property listing analysis, automated valuation models, and financial risk analysis. Both parties agreed to jointly develop all aspects of this program, and the agreement provides for the utilization of TheNumber employees by the Company. In January 2024, the agreement was extended for an additional year. The services provided by TheNumber are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with these agreements, the Company paid expenses of $0.3 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. The Company paid expenses of $0.5 million for both the six months ended June 30, 2025 and 2024, respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss, and had a payable of $0.1 million and an immaterial amount as of June 30, 2025 and December 31, 2024, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets.
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
During 2024, the Company decided to cease offering the products and services provided via the Notable Agreements. As of June 30, 2025 and December 31, 2024, the Company had $3.3 million and $4.2 million of unsecured home improvement loans purchased from Notable, which are included within mortgage loans held for sale, at fair value on the condensed consolidated balance sheets. Notable will continue to provide servicing for the loans purchased from Notable that remain on the Company’s balance sheet.
Other Related Party Services—The Company has relationships with 1/0 Capital LLC and Zethos Inc (doing business as “True Work”), companies affiliated with Vishal Garg, the Chief Executive Officer, which provide services to the Company varying from data analytics to information technology support services. For the three and six months ended June 30, 2025 and 2024, the Company recorded an immaterial amount, in relation to these services, which are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
Note Exchange Agreement—See Note 10, for further details on the Exchange with SB Northstar LP, a related party of the Company.
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
As part of the disputes and other similar types of legal matters, the Company included an estimated liability of $6.9 million and $8.3 million, as of June 30, 2025 and December 31, 2024, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. During the three and six months ended June 30, 2025, the changes in the liability included a settlement of $1.4 million. No additional expense was accrued for both the three months ended June 30, 2025 and 2024. Refer to Note 20 for additional information.
Regulatory Matters—In the third quarter of 2021, following third-party audits of samples of loans produced during the fiscal years 2018, 2019, and 2021, the Company became aware of certain TILA-RESPA Integrated Disclosure (“TRID”) defects in the loan production process that resulted in the final closing costs disclosed in the closing disclosure, in some instances, being greater than those disclosed in the loan estimate. Some of these defects were outside applicable tolerances under the TRID rule, which resulted in potential overcharges to consumers. As of June 30, 2025 and December 31, 2024, the Company included an estimated liability of $5.0 million and $6.6 million, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets. During the three months ended June 30, 2025, the Company recorded an additional accrual for these potential TRID defects of $0.1 million, which is included within loan origination expense in the condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2025, the Company recorded a reduction in the liability for these potential TRID defects of $0.8 million, which is included within loan origination expense in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2025, the Company had relief of the liability due to payments to customers in the amount of $0.7 million and $0.8 million, respectively.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2024, the Company recorded an additional accrual for these potential TRID defects of $0.1 million and $0.1 million, respectively, which are included within loan origination expense in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2024, the Company had relief of the liability due to payments to customers in the amount of $2.1 million and $2.1 million, respectively. This accrual is the Company’s best estimate of potential exposure on the larger population of loans based on the results obtained by the audited sample. The accrued amounts are for estimated refunds potentially due to consumers for TRID tolerance errors for loans produced with the identified defects. The Company is continuing to remediate TRID tolerance defects as necessary.
Loan Commitments—The Company enters into IRLCs to fund mortgage loans, at specified interest rates and within a specified period of time, with potential borrowers who have applied for a loan and meet certain credit and underwriting criteria. As of June 30, 2025 and December 31, 2024, the Company had outstanding commitments to fund mortgage loans in notional amounts of approximately $205.6 million and $129.9 million, respectively. The IRLCs derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of June 30, 2025 and December 31, 2024, respectively, on the condensed consolidated balance sheets. See Note 15.
Forward Sale Commitments—In the ordinary course of business, the Company enters into contracts to sell existing LHFS or loans committed but yet to be funded into the secondary market at specified future dates. As of June 30, 2025 and December 31, 2024, the Company had outstanding forward sales commitment contracts of notional amounts of approximately $234.0 million and $158.0 million, respectively. The forward sales commitments derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of June 30, 2025 and December 31, 2024, respectively, on the condensed consolidated balance sheets. See Note 15.
Concentrations—See below for areas considered to be concentrations of credit risk for the Company:
Significant loan purchasers are those which represent more than 10% of the Company’s loan volume. During the three months ended June 30, 2025, the Company had three loan purchasers that accounted for 35%, 12% and 11% of loans sold by the Company. During the three months ended June 30, 2024, the Company had three loan purchasers that accounted for 48%, 27%, and 12% of loans sold by the Company. During the six months ended June 30, 2025, the Company had three loan purchasers that accounted for 34%, 13% and 12% of loans sold by the Company. During the six months ended June 30, 2024, the Company had three loan purchasers that accounted for 51%, 22% and 15% of loans sold by the Company.
Concentrations of credit risk associated with the LHFS carried at fair value are limited due to the large number of borrowers and their dispersion across many geographic areas throughout the United States. As of June 30, 2025, the company originated 12% of its LHFS secured by properties in California. As of December 31, 2024, the Company originated 10% of its LHFS secured by properties in California.
The Company maintains cash and cash equivalent balances at various financial institutions. Cash accounts at each bank are insured by the Federal Deposit Insurance Corporation for amounts up to $0.25 million. As of June 30, 2025 and December 31, 2024, the majority of the Company’s cash and cash equivalent balances are in excess of the insured limits at various financial institutions.
Escrow Payable and Other Customer Accounts—In accordance with its lender obligations, the Company maintains a separate escrow bank account to hold borrower funds pending future disbursement. The Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. The Company also administers customer deposits in relation to other non-mortgage products and services that the Company offers. These funds are shown as restricted cash and there is a corresponding escrow payable on the consolidated balance sheet, as they are being held on behalf of the borrower or customer. The balance in these accounts as of June 30, 2025 and December 31, 2024 was $0.4 million and $0.1 million, respectively, and are included within escrow payable and other customer accounts on the condensed consolidated balance sheets.
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
For all counterparties with open positions as of June 30, 2025, in the event that the Company does not deliver into the forward-delivery commitments, they can be settled on a net basis. Net settlements entail paying or receiving cash based upon the change in market value of the existing instrument.
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
Loan Repurchase Reserve—The Company sells loans to loan purchasers without recourse. As such, the loan purchasers have assumed the risk of loss or default by the borrower. However, the Company is usually required by these loan purchasers to make certain standard representations and warranties relating to the loan for up to three years post sale. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify these loan purchasers for losses. In addition, if loans pay-off within a specified time frame the Company may be required to refund a portion of the sales proceeds to the loan purchasers. The Company repurchased $2.2 million (9 loans) and $1.0 million (5 loans) in unpaid principal balance of loans during the three months ended June 30, 2025 and 2024, respectively, related to its loan repurchase obligations. The Company repurchased $4.2 million (15 loans) and $3.0 million (11 loans) in unpaid principal balance of loans during the six months ended June 30, 2025 and 2024, respectively, related to its loan repurchase obligations. The Company’s loan repurchase reserve is included within other liabilities on the condensed consolidated balance sheets. The recovery of the loan repurchase reserve is included within gain on loans, net on the consolidated statements of operations and comprehensive loss. The following presents the activity of the Company’s loan repurchase reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Loan repurchase reserve at beginning of period	$5,045	$15,441	$7,523	$19,472
Recovery	(422)	(3,379)	(2,549)	(6,942)
Charge-offs	(312)	(341)	(663)	(809)
Loan repurchase reserve at end of period	$4,311	$11,721	$4,311	$11,721
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. Net Loss Per Share
The computation of net loss per share and weighted average shares of the Company's common stock outstanding during the periods presented is as follows:

(Amounts in thousands, except for share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net loss per share:
Net loss	$(36,270)	$(41,365)	$(86,827)	$(92,857)
Shares used in computation:
Weighted average common shares outstanding(1)	15,187,558	15,095,956	15,185,724	15,087,913
Weighted-average effect of dilutive securities:
Assumed exercise of stock options	—	—	—	—
Assumed exercise of Public & Private Warrants	—	—	—	—
Diluted weighted-average common shares outstanding	15,187,558	15,095,956	15,185,724	15,087,913
Earnings (loss) per share attributable to common stockholders:
Basic	$(2.39)	$(2.74)	$(5.72)	$(6.15)
Diluted	$(2.39)	$(2.74)	$(5.72)	$(6.15)
1.Periods ended June 30, 2024 has been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
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
The Company's potentially dilutive securities, which include stock options, restricted stock units (“RSUs”), warrants to purchase shares of common stock, and Sponsor locked-up shares, have been excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive. The Company excluded the following securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated as including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
(Amounts in thousands)	2025	2024(2)
RSUs and Options to purchase common stock (1)	1,517	1,187
Public Warrants (1)(3)	6,075	6,075
Private Warrants (1)(3)	3,733	3,733
Sponsor locked-up shares (1)	14	14
Total	11,339	11,009
__________________
(1)Securities have an antidilutive effect under the treasury stock method.
(2)Period ended June 30, 2025 has been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
(3)Public and Private Warrants (as defined below) are unadjusted by the Reverse Stock Split as a holder must exercise 50 warrants to receive one share of common stock.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15. Fair Value Measurements
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	June 30, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$447,738	$—	$447,738
Derivative assets, at fair value (1)	—	—	5,248	5,248
Total Assets	$—	$447,738	$5,248	$452,986
Derivative liabilities, at fair value (1)—included within other liabilities	$—	$2,292	$110	$2,402
Warrants and equity related liabilities, at fair value (2)	$910	$841	$—	$1,751
Total Liabilities	$910	$3,133	$110	$4,153

	December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$399,241	$—	$399,241
Derivative assets, at fair value (1)	—	1,231	1,308	2,539
Total Assets	$—	$400,472	$1,308	$401,780
Derivative liabilities, at fair value (1)—included within other liabilities	$—	$—	$86	$86
Warrants and equity related liabilities, at fair value (2)	729	678	—	1,407
Total Liabilities	$729	$678	$86	$1,493
__________________
(1)As of June 30, 2025, derivative assets represent IRLCs, and liabilities represent both IRLCs and forward sale commitments. As of December 31, 2024, derivative assets represent forward sale commitments and IRLCs, and liabilities represent IRLCs.
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
Derivative Assets and Liabilities—The Company uses derivatives to manage various financial risks. The fair values of derivative instruments are determined based on quoted prices for similar assets and liabilities, dealer quotes, and internal pricing models that are primarily sensitive to market observable data. The Company utilizes IRLCs and forward sale commitments. The fair value of IRLCs, which are related to mortgage loan commitments, is based on quoted market prices, adjusted by the pull-through factor, and includes the value attributable to the net servicing fee. The Company evaluated the significance and unobservable nature of the pull-through factor and determined that the classification of IRLCs should be Level 3 as of June 30, 2025 and December 31, 2024. Significant changes in the pull-through factor of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The value of IRLCs also rises and falls with changes in interest rates; for example, entering into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, will decrease the value of IRLC. The Company had purchases/issuances of approximately $10.8 million and $3.4 million of IRLCs during the three months ended June 30, 2025 and 2024, respectively. The Company had purchases/issuances of approximately $18.8 million and $5.9 million of IRLCs during the six months ended June 30, 2025 and 2024, respectively.
The number of days from the date of the IRLC to expiration of the rate lock commitment outstanding as of June 30, 2025 was approximately 46 days on average. The Company attempts to match the maturity date of the IRLCs with the

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
forward commitments. Derivatives are presented in the condensed consolidated balance sheets under derivative assets, at fair value and derivative liabilities, at fair value. During the three months ended June 30, 2025, the Company recognized $0.9 million of gains and $0.7 million of losses related to changes in fair value of IRLCs and forward sale commitments, respectively. During the six months ended June 30, 2025, the Company recognized $3.5 million of gains and $3.2 million of losses related to changes in fair value of IRLCs and forward sale commitments, respectively. During the three months ended June 30, 2024, the Company recognized $1.5 million and $4.0 million of gains related to changes in the fair value of IRLCs and forward sale commitments, respectively. During the six months ended June 30, 2024, the Company recognized $1.6 million and $6.4 million of gains related to changes in fair value of IRLCs and forward sale commitments, respectively. Gains and losses related to changes in the fair value of IRLCs and forward sale commitments are included in gain on loans, net within the condensed consolidated statements of operations and comprehensive loss. Unrealized activity related to changes in the fair value of forward sale commitments were $1.3 million of losses and $0.7 million of gains, included in the $0.7 million of losses and $4.0 million of gains, during the three months ended June 30, 2025 and 2024, respectively. Unrealized activity related to changes in the fair value of forward sale commitments were $3.9 million of losses and $4.5 million of gains, included in the $3.2 million of losses and $6.4 million of gains, during the six months ended June 30, 2025 and 2024, respectively. The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows:

(Amounts in thousands)	Notional Value	Derivative Asset	Derivative Liability
Balance as of June 30, 2025
IRLCs	$205,564	$5,248	$110
Forward commitments	$234,000	—	2,292
Total		$5,248	$2,402
Balance as of December 31, 2024
IRLCs	$129,900	$1,308	$86
Forward commitments	$158,000	1,231	—
Total		$2,539	$86
Warrant and equity related liabilities—The warrant liability consists of Warrants and certain shares issued to Novator Capital Sponsor Ltd. (the “Sponsor”), a related party, that are subject to transfer restrictions contingent on the price of Class A common stock exceeding certain thresholds (the "Sponsor-Locked-Up Shares"). The warrants consist of the Company's publicly traded warrants ("Public Warrants") and private warrants to acquire shares of Aurora that have been converted into warrants to acquire shares of Class A common stock ("Private Warrants," and together with the Public Warrants, the “Warrants”). The Public Warrants trade on the Nasdaq under the ticker symbol “BETRW” and as such is considered a Level 1 input from an active market to derive the value. The Private Warrants and Sponsor-Locked up Shares, although not publicly traded on an active market, use inputs from the publicly traded Public Warrants and the Company’s publicly traded common stock, respectively, and are further calibrated using unobservable inputs representing Level 2 measurements within the fair value hierarchy.
As of June 30, 2025 and December 31, 2024, Level 3 instruments include IRLCs, bifurcated derivative and convertible preferred stock warrants. The following table presents the rollforward of Level 3 IRLCs:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Balance at beginning of period	$3,848	$1,675	$1,222	$1,640
Change in fair value of IRLCs	1,290	1,531	3,916	1,566
Balance at end of period	$5,138	$3,206	$5,138	$3,206

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

(Amounts in thousands)	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Net Amounts Presented in the Consolidated Balance Sheet
Offsetting of Forward Commitments - Assets
Balance as of:
June 30, 2025:	$—	$—	$—
December 31, 2024:	$1,249	$(18)	$1,231
Offsetting of Forward Commitments - Liabilities
Balance as of:
June 30, 2025:	$—	$(2,292)	$(2,292)
December 31, 2024:	$—	$—	$—
Significant Unobservable Inputs—The following table presents quantitative information about the significant unobservable inputs used in the recurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	June 30, 2025
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.00% - 100.00%	75.4%

	December 31, 2024
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.45% - 100.00%	74.8%

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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the carrying amounts and estimated fair value of financial instruments that are not recorded at fair value on a recurring or non-recurring basis:

		June 30, 2025		December 31, 2024
(Amounts in thousands)	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	Level 1	$134,390	$128,083	$53,774	$53,791
Loans held for investment	Level 3	$423,367	$423,732	$113,144	$113,348
Convertible Notes	Level 3	$—	$—	$519,749	$371,160
Senior Notes	Level 3	$200,409	$112,550	$—	$—
In determining the fair value of the Senior Notes and loans held for investment, management uses factors that are material to the valuation process, including but not limited to, risks, prospects, and economic and market conditions, among other factors. As a number of assumptions and estimates were involved that are largely unobservable, the Senior Notes and loans held for investment are classified as Level 3 inputs within the fair value hierarchy.
16. Income Taxes
On a consolidated basis, the Company recorded total income tax expense of $0.2 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including the ability to accurately project the Company’s pre-tax income or loss for the year and the mix of earnings among various tax jurisdictions. The year-to-date effective tax rate, after discrete items, of (0.28)% for the six months ended June 30, 2025, changed from (0.37)% for the six months ended June 30, 2024, as the Company is forecasting reduction in losses for 2025. The income tax expense for the six months ended June 30, 2025 primarily relates to the pre-tax income projections in certain foreign jurisdictions where the Company files standalone returns. The income tax expense for the six months ended June 30, 2024 relates to the pre-tax income projections and dividend income withholding tax paid in certain foreign jurisdictions where the Company files standalone returns.
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred income tax assets. The Company is in a three-year cumulative loss position as of June 30, 2025. Further, due to losses being estimated in the future, management continues to believe it is more likely than not that the benefit of the deferred income tax assets will not be realized. In recognition of this risk, the Company continues to provide a full valuation allowance on deferred income tax assets.

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
Private and Public Warrants—As of June 30, 2025 and December 31, 2024, the Company had a total of $1.6 million and $1.3 million of Private Warrants and Public Warrants, respectively, included as warrant and equity related liabilities within the condensed consolidated balance sheets. The change in fair value of Warrants for the three and six months ended June 30, 2025, was a loss of $0.6 million and a loss of $0.3 million, respectively, and is included in other expenses within the condensed consolidated statements of operations and comprehensive loss. The change in fair value of Warrants for the three and six months ended June 30, 2024, was a loss of $0.1 million and a gain of $0.5 million, respectively, and is included in other expenses within the condensed consolidated statements of operations and comprehensive loss.
Sponsor Locked-up Shares—As of June 30, 2025 and December 31, 2024, the Company had a total of $0.1 million and $0.1 million, respectively, of Sponsor Locked-up Share liabilities, which are included within warrant and equity liabilities in the condensed consolidated balance sheets. The change in fair value of Sponsor Locked-up Shares for both the three and six months ended June 30, 2025, was an immaterial loss and was included in other expenses within the

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
condensed consolidated statements of operations and comprehensive loss. The change in fair value of Sponsor Locked-up Shares for the three and six months ended June 30, 2024, was none and a gain of $0.2 million, respectively, and was included in other expenses within the condensed consolidated statements of operations and comprehensive loss.
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
As of both June 30, 2025 and December 31, 2024 the Company had a total of $16.0 million of outstanding promissory notes.
Of the promissory notes outstanding as of both June 30, 2025 and December 31, 2024 $9.2 million were issued for the exercise of stock options vested, and are recorded as a component of stockholders’ equity within the condensed consolidated balance sheets. The balance as of June 30, 2025 does not include any promissory notes due from directors and officers of the Company.
Of the promissory notes outstanding as of both June 30, 2025 and December 31, 2024 $6.8 million were issued for the early exercise of stock options not yet vested. Promissory notes issued for the early exercise of stock options not yet vested are not reflected within stockholders’ equity on the condensed consolidated balance sheets as they relate to unvested share awards and therefore are considered non-substantive exercises. As the unvested share awards vest and are exercised in conjunction with the notes, they are recognized in the statement of equity within vesting of common stock issued via promissory notes receivable from stockholders. The maturity of the promissory notes are in January 2026 and include interest rates ranging from 0.5% to 2.5% per annum.
18. Stock-Based Compensation
Stock-Based Compensation Expense—Stock-based compensation expense is included within compensation and benefits in the condensed consolidated statements of operations and comprehensive loss. The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Stock-based compensation expense	4,252	7,959	8,285	16,325

Stock-based compensation expense excludes $0.4 million and $0.5 million of stock-based compensation expense for the three months ended June 30, 2025 and 2024, which was capitalized (see Note 6). Stock-based compensation expense excludes $0.8 million and $0.9 million of stock-based compensation expense for the six months ended June 30, 2025 and 2024, which was capitalized (see Note 6).

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
The Company is required to meet certain minimum net worth, minimum capital ratio and minimum liquidity requirements, including those established by HUD, FMCC and FNMA. As of June 30, 2025, the Company was in compliance with all necessary requirements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Additionally, the Company may be subject to other financial requirements established by government-sponsored enterprises (“GSEs”), which include a limit for a decline in net worth and quarterly profitability requirements. In 2023, the Company failed to meet the additional financial requirements due to the Company’s decline in profitability and decline in net worth. The decline in net worth and decline in profitability permit GSEs to declare a breach of the Company’s contract. The Company has implemented additional financial requirements and remains in compliance with all applicable obligations as of June 30, 2025.
20. Subsequent Events
The Company evaluated subsequent events from the date of the condensed consolidated balance sheets of June 30, 2025 through the date of the release of financial statements, and has determined that, there have been no subsequent events that require recognition or disclosure in the condensed consolidated financial statements, except as described in Note 4 and as follows:
Approval for U.K. Sale—Subsequent to June 30, 2025, the Company received regulatory approval from the Financial Conduct Authority in the U.K. for the sale of one of the disposal units which were classified as held for sale as of June 30, 2025.

******

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Better Home & Finance Holding Company’s (together with its consolidated subsidiaries, the “Company,” “we” “our” or “us”) financial condition and results of operations should be read together with our audited consolidated financial statements as of December 31, 2024 and for the years ended December 31, 2024 and 2023, in each case, together with related notes thereto, included in our 2024 Annual Report on Form 10-K, and our condensed consolidated financial statements and related notes as of and for the quarterly period ended June 30, 2025, included elsewhere in this quarterly report on Form 10-Q.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements constitute forward-looking statements and are not guarantees of performance. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negatives of these terms or variations of them or similar terminology., although not all forward-looking statements contain such identifying words. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this quarterly report on Form 10-Q. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Forward-looking statements in this quarterly report on Form 10-Q and the associated risks, uncertainties, assumptions and other important factors may include, but are not limited to:
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
We are a technology-driven organization. We are seeking to disrupt a business model by leveraging Tinman, our proprietary loan origination platform that uses AI and automation to deliver a frictionless, user-friendly experience to our customers, as well as Betsy, the first voice-based AI loan assistant built for the mortgage industry, to enhance the automation of the home finance process. Through this process, we aim to reduce the cost to produce a loan and in the future to create a platform with all homeownership products embedded into a highly automated, single flow, allowing us to pass along savings to our customers.
Our offerings include mortgage financing, real estate services, title and homeowners’ insurance. We offer a selection of loan products for home purchase and refinance, including cash-out refinance, debt consolidation and home equity lines of credit, across a range of maturities and interest rates as well as a suite of non-mortgage products, including real estate agent services offered by our network of third-party partner real estate agents and, through our insurance partners, title insurance and settlement services, and homeowners insurance. We serve customers in all 50 US states and the United Kingdom.

We are focused on improving our platform and plan to continue making investments to build our business and prepare for future growth. We believe that our success will depend on many factors, including our ability to drive customers to our platform, and convert them once they come to us, through our customer acquisitions channels which include our direct-to-consumer (“D2C”) channel, our partner relationship (“B2B”) channel, and our distributed retail channel (“Retail”), to achieve leverage on our operational expenses, execute on our strategy to fund more purchase loans and diversify our revenue by expanding and enhancing our offerings. We plan to continue to invest in technology to improve customer experience and further drive down labor costs through automation, making our platform more efficient and scalable.
In our D2C channel, we serve customers from their first website visit to close entirely under the Better Home & Finance brand. We have historically relied on positive word of mouth, customer reviews, and trusted third-party recommendations to grow our business, together with performance marketing (pay-per-click) and other paid digital media.
In our B2B channel, we have generated business through our “Mortgage-as-a-Service” offering, which enables our partners to provide a custom-branded, high-quality experience to the partner’s’ customers, powered by our technology and team members. Historically, we had one integrated relationship with Ally Bank, a Utah state-chartered bank (“Ally”), pursuant to which we offered our end-to-end platform and services alongside Ally’s brand, and manufactured loans on Ally’s behalf. Initially launched in 2019, our integrated relationship with Ally is in process of winding down due to a shift in strategic direction and corporate resourcing at Ally. We believe the infrastructure and technology built for Ally can be leveraged across a pipeline of potential integrated relationships going forward.
In order to grow our Retail channel, in the third quarter of 2024, we hired the executive team from NEO Home Loans, a group of loan officer teams with strong brand recognition within the U.S. mortgage market, to build out a distributed retail channel within Better. By bringing NEO Home Loans into the Better platform, we seek to diversify Better’s distribution strategy, and leverage Tinman, our internally developed all-in loan operating system, to power local loan officers under the “NEO Powered by Better” brand. We believe there is significant opportunity to prove out Tinman’s efficiency in the Retail channel by providing our technology to local loan officers to remove friction from their fulfillment process and expand their capacity to serve more customers, while improving economics through a business model with traditionally lower customer acquisition costs compared to the D2C channel. We expect to leverage Better’s AI technology and digital lead funnel to empower NEO’s loan officer teams, who have demonstrated track records in customer service excellence and strong reputations within the communities they serve.

Our Business Model
We generate revenue through the production and sale of loans and other product offerings through our platform. The revenue and mix of revenue as a percentage of total revenue attributable to our sale of loan production (gain on loans, net) and Better Plus (other revenue) for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,
	2025		2024
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages

Gain on loans, net	$36,772	83%	$24,229	75%
Other revenue	3,300	7%	2,881	9%
Net interest income	4,072	9%	5,152	16%
Total net revenues	$44,144		$32,262

	Six Months Ended June 30,
	2025		2024
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages

Gain on loans, net	$61,348	80%	$39,881	73%
Other revenue	7,330	10%	5,698	10%
Net interest income	8,019	10%	8,934	16%
Total net revenues	$76,697		$54,513

Home Finance Mortgage Model—Gain on loans, net
We produce a wide selection of mortgage loans and leverage our platform to quickly sell these loans and related mortgage servicing rights (“MSRs”) to our loan purchaser network. We source our customers through three channels: our D2C channel, our B2B channel, and our Retail channel. Through our D2C and Retail channels, we generate gain on loans, net by selling loans and MSRs to our loan purchaser network, recognizing revenue per loan. We may also earn a fixed fee per loan originated by third-parties through our D2C and Retail channels. Through our B2B channel, we generate revenue from integrated relationships and advertising relationships. Through our advertising relationships, we generate gain on loans, net the same way we do in our D2C channel, by selling loans to our loan purchaser network. Through our integrated relationships, we generate a fixed fee per loan originated, which we recognize as revenue upon the funding of the loan by the partner. We may also purchase certain of the loans from our integrated relationship partner which we may subsequently sell to our loan purchaser network at our discretion. For loans subsequently sold to our loan purchaser network, the partner receives a portion of the sale proceeds. Although we aim to expand our B2B relationships, as of June 30, 2025, this channel was primarily comprised of our integrated relationship with Ally, which we are currently winding down.
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
Key measures that we use in assessing our business include the following ($ in millions, except percentage data or as otherwise noted):

Key Business Metric	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Home Finance
Funded Loan Volume	$1,205	$962	$2,074	$1,623
Refinance Loan Volume	$162	$77	$295	$159
Purchase Loan Volume	$803	$794	$1,381	$1,323
HELOC Volume	$240	$90	$398	$142
D2C Loan Volume	$774	$670	$1,388	$1,030
B2B Loan Volume	$4	$292	$95	$594
Retail Loan Volume	$428	$—	$591	$—
Total Loans (number of loans, not millions)	4,032	2,995	7,007	4,986
Average Loan Amount ($ value, not millions)	$298,952	$321,178	$295,962	$325,544
Gain on Sale Margin	3.05%	2.52%	2.96%	2.46%
Total Market Share	0.2%	0.2%	0.2%	0.2%
Better Plus
Better Real Estate Transaction Volume	$93	$105	$164	$161
Insurance Coverage Written	$1,001	$1,164	$1,997	$2,232
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

D2C Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated from direct interactions with customers using all marketing channels other than our Retial and B2B partner relationships.
B2B Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated through one of our B2B partner relationships.
Retail Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that has been generated through one of our distributed retail channel.
Total Loans represents the total number of loans funded in a given period, including purchase loans, refinance loans and HELOC loans.
Average Loan Amount represents Funded Loan Volume divided by number of loans funded in a period.
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

ii.Broker revenue–Includes fees that the Company receives for originating loans on behalf of third-parties, including the integrated relationship partner. Starting late in 2024, our business with the integrated relationship partner, Ally, is winding down due a shift in strategic direction by Ally.
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
Net Interest Income
Net interest income includes interest income from LHFS, including HELOCs, calculated based on the note rate of the respective loan, interest income from short-term investments, and interest income on loans held for investment, through our U.K. banking operations. Interest expense includes interest expense on warehouse lines of credit, interest expense on customer deposits, through our U.K. banking operations, as well as interest expense on the Convertible Notes.
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

Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2025	2024	2025	2024
Revenues:
Gain on loans, net	$36,772	$24,229	$61,348	$39,881
Other revenue	3,300	2,881	7,330	5,698
Net interest income
Interest income	14,157	9,397	24,602	18,033
Interest expense	(10,085)	(4,245)	(16,583)	(9,099)
Net interest income	4,072	5,152	8,019	8,934
Total net revenues	44,144	32,262	76,697	54,513
Expenses:
Compensation and benefits	41,412	35,254	88,080	73,327
General and administrative	11,507	15,155	23,137	29,202
Technology	6,948	6,582	14,130	12,040
Marketing and advertising	11,140	8,531	19,827	13,085
Loan origination expense	3,923	791	6,426	3,368
Depreciation and amortization	3,535	7,990	7,510	17,064
Other expenses/(Income)	1,855	(879)	4,175	(1,062)
Total expenses	80,320	73,424	163,285	147,024
Loss before income tax expense	(36,176)	(41,162)	(86,588)	(92,511)
Income tax expense/(benefit)	94	203	239	346
Net loss	$(36,270)	$(41,365)	$(86,827)	$(92,857)
Earnings (loss) per share attributable to common stockholders (Basic)	$(2.39)	$(2.74)	$(5.72)	$(6.15)
Earnings (loss) per share attributable to common stockholders (Diluted)	$(2.39)	$(2.74)	$(5.72)	$(6.15)

Three and Six Months Ended June 30, 2025 as Compared to Three and Six Months Ended June 30, 2024
Revenues
The components of our revenues for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Revenues:
Gain on loans, net	36,772	24,229	61,348	39,881
Other revenue	3,300	2,881	7,330	5,698
Net interest income
Interest income	14,157	9,397	24,602	18,033
Mortgage interest expense	(10,085)	(4,245)	(16,583)	(9,099)
Net interest income	4,072	5,152	8,019	8,934
Total net revenues	$44,144	$32,262	$76,697	$54,513
Gain on loans, net
The components of our gain on loans, net for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Gain on sale of loans, net	$34,015	$18,374	$55,293	$28,195
Broker Revenue	2,335	2,476	3,506	4,744
Loan repurchase reserve recovery	422	3,379	2,549	6,942
Total gain on loans, net	$36,772	$24,229	$61,348	$39,881

Gain on sale of loans, net increased $15.6 million or 85% to $34.0 million for the three months ended June 30, 2025 compared to $18.4 million for the three months ended June 30, 2024. The increase in gain on sale of loans, net was largely driven by the increase of Funded Loan Volume, which was driven by increases in home equity products.
Gain on sale of loans, net increased $27.1 million or 96% to $55.3 million for the six months ended June 30, 2025 compared to $28.2 million for the six months ended June 30, 2024. The increase in gain on sale of loans, net was largely driven by the increase of Funded Loan Volume.
Broker revenue decreased $0.1 million, or 6% to $2.3 million for the three months ended June 30, 2025, compared to $2.5 million for the three months ended June 30, 2024. The decrease in broker revenue was primarily driven by the reduction in B2B Loan Volume due to the winding down of our integrated relationship partnership with Ally. This was offset by broker revenue earned for originating loans for third-parties in our Retail channel.
Broker revenue fees decreased $1.2 million, or 26.1% to $3.5 million for the six months ended June 30, 2025, compared to $4.7 million for the six months ended June 30, 2024. The decrease in broker revenue was primarily driven by the reduction in B2B Loan Volume due to the winding down of our integrated relationship partnership with Ally. This was offset by broker revenue earned for originating loans for third-parties in our Retail channel.
Loan repurchase reserve recovery decreased $3.0 million or 88%, to a recovery of $0.4 million for the three months ended June 30, 2025, compared to a recovery of $3.4 million for the three months ended June 30, 2024. The loan repurchase reserve has decreased as our estimate for potential loss exposure has declined as we no longer have exposure to the historical periods when we had a significantly higher funded loan volume. The reduction in potential loss exposure results in a reduction in the loan repurchase reserve liability which is recognized as a recovery within gain on loans, net.
Loan repurchase reserve recovery decreased $4.4 million or 63.3%, to a recovery of $2.5 million for the six months ended June 30, 2025, compared to a recovery of $6.9 million for the six months ended June 30, 2024. The loan repurchase reserve has decreased as our estimate for potential loss exposure has declined as we no longer have exposure to the historical periods when we had a significantly higher funded loan volume. The reduction in potential loss exposure results in a reduction in the loan repurchase reserve liability which is recognized as a recovery within gain on loans, net.
Other Revenue
The components of other revenue for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
International lending revenue	$1,446	$1,219	$2,974	$2,327
Insurance services	825	537	1,498	1,176
Real estate services	151	653	1,098	1,000
Other revenue	878	472	1,760	1,195
Total other revenue	$3,300	$2,881	$7,330	$5,698

International lending revenue increased $0.2 million, or 19% to $1.4 million for the three months ended June 30, 2025 compared to $1.2 million for the three months ended June 30, 2024. The increase in international lending revenue was primarily driven by increased operations in U.K. brokerage businesses.
International lending revenue increased $0.6 million, or 27.8% to $3.0 million for the six months ended June 30, 2025 compared to $2.3 million for the six months ended June 30, 2024. The increase in international lending revenue was primarily driven by increased operations in U.K. brokerage businesses.
Insurance services increased $0.3 million, or 53.6% to $0.8 million for the three months ended June 30, 2025 compared to $0.5 million for the three months ended June 30, 2024. The increase in insurance services was primarily driven by an increase in insurance related revenue from the U.K. which is not reflected in Insurance Coverage Written.
Insurance services increased $0.3 million, or 27.4% to $1.5 million for the six months ended June 30, 2025 compared to $1.2 million for the six months ended June 30, 2024. The increase in insurance services was primarily driven by an increase in insurance related revenue from the U.K. which is not reflected in Insurance Coverage Written.
Real estate services decreased $0.5 million, or 77% to $0.2 million for the three months ended June 30, 2025 compared to $0.7 million the three months ended June 30, 2024 due to an decrease in real estate transaction volume driven by a wind down of the integrated relationship partnership with Ally and its use as a source of referrals for real estate services.
Real estate services increased $0.1 million, or 9.8% to $1.1 million for the six months ended June 30, 2025 compared to $1.0 million for the six months ended June 30, 2024 due to an increase in real estate transaction volume during the first quarter of 2025.
Other revenue increased by $0.4 million, or 86% to $0.9 million for the three months ended June 30, 2025 compared to $0.5 million for the three months ended June 30, 2024. The increase in other revenue was primarily driven by mortgage and non-mortgage loan servicing activities in the U.S. and U.K.
Other revenue increased by $0.6 million, or 47.3% to $1.8 million for the six months ended June 30, 2025 compared to $1.2 million for the six months ended June 30, 2024. The increase in other revenue was primarily driven by mortgage and non-mortgage loan servicing activities in the U.S. and U.K.

Net Interest Income
The components of our net interest income for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Mortgage interest income	$7,787	$4,468	$14,223	$7,432
Interest income on loans held for investment	3,894	221	5,773	302
Interest income from investments	2,476	4,708	4,606	10,299
Warehouse interest expense	(5,727)	(2,310)	(8,515)	(4,397)
Interest expense on customer deposits	(4,352)	(267)	(6,357)	(370)
Other interest expense	(6)	(1,668)	(1,711)	(4,332)
Total net interest income/(loss)	$4,072	$5,152	$8,019	$8,934

Mortgage interest income increased $3.3 million, or 74% to $7.8 million for the three months ended June 30, 2025 compared from $4.5 million of the three months ended June 30, 2024. The increase in mortgage interest income was primarily driven by the increase in origination volume and the mortgage interest income earned on the unpaid principal balance for loans held and serviced during the interim between the origination of the loan and its sale on the secondary market.
Mortgage interest income increased $6.8 million, or 91.4% to $14.2 million for the six months ended June 30, 2025 compared from $7.4 million of the six months ended June 30, 2024. The increase in mortgage interest income was primarily driven by the increase in origination volume and the mortgage interest income earned on the unpaid principal balance for loans held and serviced during the interim between the origination of the loan and its sale on the secondary market.
Interest income on loans held for investment increased $3.7 million, or 1662.0% to $3.9 million for the three months ended June 30, 2025 compared to $0.2 million for the three months ended June 30, 2024. The increase in interest income on loans held for investment was driven by increased originations of loans held for investment in our U.K. banking operations. Loans held for investment was $420.6 million and $31.2 million as of June 30, 2025 and 2024.
Interest income on loans held for investment increased $5.5 million, or 1812% to $5.8 million for the or the six months ended June 30, 2025 compared to $0.3 million for the six months ended June 30, 2024. The increase in interest income on loans held for investment was driven by increased originations of loans held for investment in our U.K. banking operations. Loans held for investment was $420.6 million and $31.2 million as of June 30, 2025 and 2024.
Interest income from investments decreased $2.2 million, or 47% to $2.5 million for the three months ended June 30, 2025 compared to $4.7 million for the three months ended June 30, 2024. The decrease in interest income from investments was primarily driven by decreased holdings of investments with maturities less than 90 days which was partially offset by increases in holdings of short-term investments with maturities of 91 days to a year.
Interest income from investments decreased $5.7 million, or 55.3% to $4.6 million for the six months ended June 30, 2025 compared to $10.3 million for the six months ended June 30, 2024. The decrease in interest income from investments was primarily driven by decreased holdings of investments with maturities less than 90 days which was partially offset by increases in holdings of short-term investments with maturities of 91 days to a year.
Warehouse interest expense increased $3.4 million, or 148% to $5.7 million for the three months ended June 30, 2025 compared to $2.3 million for the three months ended June 30, 2024. The increase in warehouse interest expense was primarily driven by increased borrowings on funding facilities used in the mortgage production process to meet the increased origination volume.
Warehouse interest expense increased $4.1 million, or 93.7% to $8.5 million for the six months ended June 30, 2025 compared to $4.4 million for the six months ended June 30, 2024. The increase in warehouse interest expense was primarily driven by increased borrowings on funding facilities used in the mortgage production process to meet the increased origination volume.

Interest expense on customer deposits increased $4.1 million, or 1530% to $4.4 million for the three months ended June 30, 2025 compared to $0.3 million for the three months ended June 30, 2024. The increase in interest expense on customer deposits was driven by increased customer deposits which in turn fund our loans held for investment in our U.K. banking operations. The balance of customer deposits was $482.4 million and $36.6 million as of June 30, 2025 and 2024.
Interest expense on customer deposits increased $6.0 million, or 1618% to $6.4 million for the six months ended June 30, 2025 compared to $0.4 million for the six months ended June 30, 2024. The increase in interest expense on customer deposits was driven by increased customer deposits which in turn fund our loans held for investment in our U.K. banking operations. The balance of customer deposits was $482.4 million and $36.6 million as of June 30, 2025 and 2024.
Other interest expense decreased $1.7 million, or 100% to $— million for the three months ended June 30, 2025 compared to $1.7 million for the three months ended June 30, 2024. Other interest expense is related to interest expense on our Convertible Notes which were extinguished as part of the Exchange per Note 10 in April 2025. As part of the TDR accounting, the interest on the Senior Notes has been recognized up front as part of the new carrying value.
Other interest expense decreased $2.6 million, or 60.5% to $1.7 million for the six months ended June 30, 2025 compared to $4.3 million for the six months ended June 30, 2024. Other interest expense is related to interest expense on our Convertible Notes which were extinguished as part of the Exchange per Note 10 in April 2025. As part of the TDR accounting, the interest on the Senior Notes has been recognized up front as part of the new carrying value.
Expenses
The components of our expenses for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Compensation and benefits	41,412	35,254	88,080	73,327
General and administrative	11,507	15,155	23,137	29,202
Technology	6,948	6,582	14,130	12,040
Marketing and advertising	11,140	8,531	19,827	13,085
Loan origination expense	3,923	791	6,426	3,368
Depreciation and amortization	3,535	7,990	7,510	17,064
Other expenses/(Income)	1,855	(879)	4,175	(1,062)
Total operating expenses	$80,320	$73,424	$163,285	$147,024
Compensation and benefits expenses were $41.4 million for the three months ended June 30, 2025, an increase of $6.2 million or 17% compared with $35.3 million for the three months ended June 30, 2024. We increased our headcount between the two periods, and increased incentive compensation as a result of increased production volume, which lead to an increase in compensation and benefits. The increase in headcount was primarily in the second quarter of 2025 as we began to ramp up our Retail channel.
Compensation and benefits expenses were $88.1 million for the six months ended June 30, 2025, an increase of $14.8 million or 20% as compared with $73.3 million for the six months ended June 30, 2024. We increased our headcount between the two periods, and increased incentive compensation as a result of increased production volume, which lead to an increase in compensation and benefits. The increase in headcount was primarily in the second quarter of 2025 as we began to ramp up our Retail channel
General and administrative expenses were $11.5 million for the three months ended June 30, 2025, a decrease of $3.6 million or 24% as compared with $15.2 million in the three months ended June 30, 2024. The decrease in general and administrative expenses was driven primarily by decreases in rent and occupancy expenses, as we have taken measures to reduce our real estate footprint, as well as reductions in insurance premiums and professional services.
General and administrative expenses were $23.1 million for the six months ended June 30, 2025, a decrease of $6.1 million or 20.8% as compared with $29.2 million in the six months ended June 30, 2024. The decrease in general and administrative expenses was driven primarily by decreases in rent and occupancy expenses, as we have taken measures to reduce our real estate footprint, as well as some reductions in professional services.

Technology expenses were $6.9 million for the three months ended June 30, 2025, an increase of $0.4 million or 6% as compared with $6.6 million in the three months ended June 30, 2024. The increase in technology expenses was driven primarily by an increase in costs associated with software vendors. This was driven by the increased headcount, due to which we required more software licenses.
Technology expenses were $14.1 million for the six months ended June 30, 2025, an increase of 2.1 million or 17.4% as compared with $12.0 million in the six months ended June 30, 2024. The increase in technology expenses was driven primarily by an increase in costs associated with software vendors. This was driven by the increased headcount, due to which we required more software licenses.
Marketing and advertising expenses were $11.1 million for the three months ended June 30, 2025, an increase of $2.6 million or 31% as compared with $8.5 million in the three months ended June 30, 2024. The increase is due to an investment in advertising to drive volume. Marketing and advertising is composed of performance advertising and pilot marketing, which performance advertising scales with volume through existing channels while pilot marketing is market spend to test new channels along with testing brand marketing, which generally costs more upfront.
Marketing and advertising expenses were $19.8 million for the six months ended June 30, 2025, an increase of $6.7 million or 51.5% as compared with $13.1 million in the six months ended June 30, 2024. The increase is due to an investment in advertising to drive volume, which started at the end of the first quarter in 2024. Marketing and advertising is composed of performance advertising and pilot marketing, which performance advertising scales with volume through existing channels while pilot marketing is market spend to test new channels along with testing brand marketing, which generally costs more upfront
Loan origination expenses were $3.9 million for the three months ended June 30, 2025, an increase of $3.1 million or 396%, as compared with $0.8 million in the three months ended June 30, 2024. The increase in loan origination expenses driven by an increase in costs associated with loan origination vendors, as well as a increase in non-HELOC origination volume.
Loan origination expenses were $6.4 million for the six months ended June 30, 2025, and decrease of 3.1 million or 90.8%, as compared with $3.4 million in the six months ended June 30, 2024. The increase in loan origination expenses was driven by an increase in costs associated with loan origination vendors, as well as a increase in non-HELOC origination volume.
Other expenses/(income) were $1.9 million for the three months ended June 30, 2025, an increase of $2.7 million or 311%, as compared with a credit of $0.9 million in the three months ended June 30, 2024. The increase in other expenses was primarily driven by mortgage loan activities in the U.K. The increase in other expenses was also driven by an increase on liability classified warrants and equity related liabilities as a result of the increased trading price of our common stock.
Other expenses/(income) were $4.2 million for the six months ended June 30, 2025, an increase of $5.2 million or 493.1%, as compared with a gain of $1.1 million in the six months ended June 30, 2024. The reduction in other expenses was primarily driven by an increase on liability classified warrants and equity related liabilities as a result of the increased trading price of our common stock in the current period where in the prior period a reduction in liability classified warrants and equity related liabilities resulted in a gain.

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

We calculate Adjusted EBITDA as net income (loss) adjusted for the impact of stock-based compensation expense, change in the fair value of warrants and equity related liabilities, and other non-recurring or non-core operational expenses, as well as interest and amortization on non-funding debt (which includes interest on the Convertible Note), depreciation and amortization expense, and income tax expense.
The following table presents a reconciliation of Net Income (Loss) to Adjusted Net Loss and Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Adjusted Net Loss
Net (loss) income	$(36,270)	$(41,365)	$(86,827)	$(92,857)
Stock-based compensation expense (1)	4,252	7,959	8,285	16,325
Change in fair value of warrants and equity related liabilities (2)	572	102	344	(721)
Restructuring, impairment, and other expenses (3)	1,206	184	1,776	905
Adjusted Net Loss	$(30,240)	$(33,121)	$(76,422)	$(76,349)
Adjusted EBITDA
Net (loss) income	$(36,270)	$(41,365)	(86,827)	$(92,857)
Income tax expense / (benefit)	94	203	239	346
Depreciation and amortization expense (4)	3,535	7,990	7,510	17,064
Stock-based compensation expense (1)	4,252	7,959	8,285	16,325
Interest and amortization on non-funding debt (5)	6	1,668	1,711	4,332
Restructuring, impairment, and other expenses (3)	1,206	184	1,776	905
Change in fair value of warrants and equity related liabilities (2)	572	102	344	(721)
Adjusted EBITDA	$(26,605)	$(23,260)	$(66,962)	$(54,607)
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
(2)Change in fair value of Public Warrants and Private Warrants as well as the Sponsor Locked-Up Shares, represents the change in fair value of liability-classified warrants as presented in our Consolidated Statements of Operations and Comprehensive Loss. This charge is a non-cash charge.
(3)Restructuring, impairment, and other expenses are primarily comprised of employee one-time termination benefits, real estate restructuring losses, impairment of property and equipment, and goodwill.
(4)Depreciation and amortization represents the loss in value of fixed and intangible assets through depreciation and amortization, respectively. These expenses are non-cash expenses, and we believe that they do not correlate to the performance of our business during the periods presented.
(5)Interest and amortization on non-funding debt represents interest and amortization on the Convertible Note, which is included within net interest income in our Consolidated Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources
In our normal course of business, excluding HELOCs, we fund substantially all of our Funded Loan Volume on a short-term basis primarily through our warehouse lines of credit. Our borrowings are repaid with the proceeds we receive from the sale of our loans to our loan purchaser network, which includes government-sponsored enterprises (“GSEs”). As of June 30, 2025, we had three warehouse lines of credit in different amounts and with various maturities, with an aggregate available amount of $575.0 million.
We have placed focus on growing our U.K. banking entity during 2024 which has accelerated during the six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, we had loans held for investment of $420.6 million and $111.5 million, respectively. The growth in loans held for investment has been primarily funded with customer deposits which are held at the U.K. banking entity. As of June 30, 2025 and December 31, 2024, we had customer deposits of $482.4 million and $134.1 million, respectively.

We have also raised capital via the closing of the Business Combination in August 2023, which resulted in gross proceeds of approximately $568 million. Of the total gross proceeds, $528.6 million was in the form of Convertible Notes issued by Better Home & Finance to SB Northstar LP. During the second quarter of 2025, we entered into the Note Exchange Agreement to exchange our existing Convertible Notes for $155.0 million of Senior Notes and a cash payment of $110.0 million as further discussed below.
We believe that funds provided by these sources will be adequate to meet our liquidity and capital resource needs for at least the next 12 months under current operating conditions.
Warehouse Lines of Credit
As of June 30, 2025 and December 31, 2024, we had the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	Amount Outstanding June 30, 2025	Amount Outstanding December 31, 2024
Funding Facility 1 (1)	May 13, 2025	—	—	60,747
Funding Facility 2 (2)	March 6, 2026	150,000	82,502	74,472
Funding Facility 3 (3)	August 1, 2025	175,000	153,943	108,851
Funding Facility 4 (4)	April 5, 2026	250,000	134,744	—
Total warehouse lines of credit		$575,000	$371,189	$244,070

__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. During the second quarter of 2025, Funding Facility 1 was terminated prior to maturity.
(2)Interest charged under the facility is at the 30-day term SOFR plus 2.10% - 2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(3)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of June 30, 2025. Subsequent to June 30, 2025, the Company extended the maturity to July 1, 2026.
(4)Interest charged under the facility is at the daily simple SOFR plus 2.25% - 2.50%. There is no cash collateral deposit maintained as of June 30, 2025.

Convertible Notes and Note Exchange Agreement
On April 12, 2025, we entered into a privately negotiated Note Exchange Agreement with the Investor, pursuant to which management and the Investor agreed to exchange all of the $532.5 million total aggregate principal amount outstanding of our existing 1.00% Convertible Notes due 2028 held by the Investor for (i) $155.0 million in aggregate principal amount of the Senior Notes, and (ii) a cash payment of $110.0 million. We will not receive any cash proceeds in connection with the Exchange. The Exchange was subsequently consummated on April 28, 2025, upon which we received and cancelled all Existing Notes and the Investor forfeited any accrued and unpaid interest in respect of the Existing Notes to but not including the Closing Date.
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
New Notes Indenture
On the Closing Date, we entered into the New Notes Indenture with GLAS Trust Company LLC, as Trustee and notes collateral agent. The Senior Notes represent our senior secured obligations, and are secured by substantially all of the Company’s and its material domestic subsidiaries’ assets. The Senior Notes are (i) senior in right of payment to our existing and future senior, unsecured indebtedness to the extent of the value of the collateral; and (ii) senior in right of payment to ours existing and future indebtedness that is expressly subordinated to the New Notes.
Interest on the Senior Notes is payable, at our election, in cash or by payment-in-kind by issuing additional notes in an aggregate principal amount equal to the relevant amount of interest paid in kind. The Senior Notes will accrue interest at a rate of 6.00% per annum, payable semi-annually in arrears on June 30 and December 31 of each year, starting on June 30, 2025. The Senior Notes will mature on December 31, 2028.
The Senior Notes will be redeemable, in whole and not in part, at our option at any time prior to December 31, 2028, at a cash redemption price equal to 106.00% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount not exceeding the net cash proceeds of one or more Equity Offerings (as defined in the New Notes Indenture); provided that at least 60% of the aggregate principal amount of the Senior Notes remains outstanding immediately after the redemption and the redemption occurs within 150 days of the date of the closing of each such Equity Offering. Additionally, prior to December 31, 2028, we may redeem all or part of the Senior Notes at a redemption price equal to the sum of 108% of the principal amount of the Senior Notes to be redeemed, plus the Make Whole Premium (as defined in the New Notes Indenture) at the redemption date, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If certain corporate events that constitute a Change of Control Triggering Event (as defined in the New Notes Indenture) occur, then noteholders may require us to repurchase all or any part of their Senior Notes at a cash repurchase price equal to 101% of the aggregate principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of settlement. The definition of Change of Control Triggering Event includes certain business combination transactions involving the Company.
The carrying value of the Senior Notes of $200.4 million as of June 30, 2025 and is made up of the total future undiscounted cash flows which includes principal of $155.0 million and interest make-whole as well as a redemption premium of $45.4 million.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(113,515)	$(263,382)
Net cash (used in) provided by investing activities	$(381,967)	$(62,974)
Net cash provided by (used in) financing activities	$365,350	$144,827
Six Months Ended June 30, 2025 as Compared to Six Months Ended June 30, 2024
Operating Activities
Net cash used by operating activities was $114 million for the six months ended June 30, 2025, a decrease of $150 million, or 57%, compared to net cash used by operating activities of $263 million for the six months ended June 30, 2024. The decrease in net cash used by operating activities was primarily driven by loan originations in excess of proceeds from sales of loans for the six months ended June 30, 2024 while loan originations remained relatively even with proceeds from sales of loans for the six months ended June 30, 2025.
Investing Activities
Net cash used in investing activities was $382 million for the six months ended June 30, 2025, an increase of $319 million, or 507%, compared to net cash used in investing activities of $63 million for the six months ended June 30, 2024. The increase in cash used in investing activities primarily consists of purchases in excess of maturities of short-term investments, as well as originations of loans held for investment, both of which are through our U.K. banking entity which the Company has focused on growing during the six months ended June 30, 2025. Loans held for investment are funded from our cash on hand as well as growth in customer deposits held by our U.K. banking entity, which is included within financing activities.
Financing Activities
Net cash provided by financing activities was $365.4 million for the six months ended June 30, 2025, an increase of $221 million, or 152%, compared to net cash provided by financing activities of $145 million for the six months ended June 30, 2024. The increase in cash provided by financing activities was primarily driven by an increase in customer deposits, namely through our U.K. banking entity and was offset by $110.0 million payment against our Convertible Notes as part of the Exchange.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the period ended June 30, 2025, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2024, which are included in our 2024 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and, as a result, are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, due to the material weaknesses described below, our disclosure controls and procedures were not effective as of June 30, 2025.
Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in the conformity with U.S. GAAP.
Material Weaknesses
As previously disclosed in Part II, Item 9A. “Controls and Procedures” of our 2024 Annual Report on Form 10-K, we have identified the following material weaknesses in our internal control over financial reporting, which were not fully remediated as of June 30, 2025:

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

Actions specific to the remediation of the material weakness in internal control over financial reporting during the year ended December 31, 2024, and quarter ended June 30, 2025, related to the company’s tone at the top including demonstration of a commitment to integrity and ethical values, and the establishment of structures, reporting lines, and appropriate authorities and responsibilities.
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
Actions specific to the remediation of the material weaknesses in internal control over financial reporting during the year ended December 31, 2024 and quarter ended June 30, 2025 related to 1) maintaining an effective control environment and implementing proper control activities and 2) review and oversight of complex accounting valuations provided through third parties.
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
Changes in Internal Control over Financial Reporting
Except for as described above, there were no changes during the quarter ended June 30, 2025, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of these risks, please see the section entitled “Risk Factors” in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC on March 19, 2025. There have been no material changes to the risk factors disclosed therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
Departure of Director
On August 7, 2025, Steven Sarracino resigned from the Board of Directors (the “Board”) of the Company, effective August 14, 2025. Mr. Sarracino’s resignation from the Board was not a result of any disagreement on a matter related to the Company’s operations, policies or practices. The Company thanks Mr. Sarracino for his commitment and service to the Board.
(b) None.
(c) Insider trading arrangements and policies.
Other than as described below, during the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. However, certain of our directors or officers have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.
On June 5, 2025, Nicholas Calamari, the Company’s Chief Administrative Officer, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2025 Calamari Trading Arrangement”). The 2025 Calamari Trading Arrangement provides for the sale of up to 34,837 shares of the Company’s Class A common stock with a plan end date of February 4, 2026.

Item 6. Exhibits.

Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
4.1	Indenture, dated as of April 28, 2025, between the Company and GLAS Trust Company LLC	8-K	4.1	April 28, 2025
10.1	Security Agreement, dated as of April 28, 2025, between the Company, as issuer, subsidiaries of the Company, as guarantors, and GLAS Trust Company, LLC, as Collateral Agent	8-K	10.1	April 28, 2025
10.2	Termination Agreement, dated as of April 28, 2025, between Vishal Garg and SB Northstar L.P.	8-K	10.2	April 28, 2025
10.3#	Note Exchange Agreement, dated April 12, 2025, between the Company and SB Northstar L.P.	8-K	10.1	April 14, 2025
10.4*	Director Compensation Policy
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained Exhibit 101)
__________________
*    Filed herewith.
** Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Exchange Act.
#    Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER HOME & FINANCE HOLDING COMPANY

Date: August 13, 2025	By:	/s/ Kevin Ryan
Name: Kevin Ryan
Title: Chief Financial Officer