Form 10-Q
period 2025-09-30
Better Home & Finance Holding Co
filed 2025-11-13
CIK 1835856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No  ☒
As of November 3, 2025, there were 9,855,284 shares of Class A common stock, 4,403,809 shares of Class B common stock and 1,437,545 shares of Class C common stock of the registrant issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q of Better Home & Finance Holding Company (the “Company,” “Better,” “we,” “our” or “us”) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements constitute forward-looking statements and are not guarantees of performance. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negatives of these terms or variations of them or similar terminology., although not all forward-looking statements contain such identifying words. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this quarterly report on Form 10-Q. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Forward-looking statements in this quarterly report on Form 10-Q and the associated risks, uncertainties, assumptions and other important factors may include, but are not limited to:
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
•Our ability to successfully manage our international and banking operations
ii

•Our ability to maintain and improve morale and workplace culture and respond effectively to the effects of negative media coverage; and
•Our ability to maintain, protect, assert and enhance our intellectual property rights.
•Factors relating to our capital structure, governance and the market for our securities, including:
•volatility in the market price of our Class A common stock, including volatility due to potential short squeezes; high degrees of public and social media coverage by third parties; future sales of substantial amounts of our Class A common stock, or the perception that such sales may occur;
•The existence of multiple classes of common stock, which is comprised of our Class A common stock, our Class B common stock and our Class C common stock, and its impact on the liquidity and value of the Class A common stock;
•The limited experience of our directors and management team in overseeing a public company;
•Our ability to maintain the listing of our Class A common stock and Public Warrants on the Nasdaq Stock Market LLC (“Nasdaq”);
•Our ability to maintain certain lines of credit and obtain future financing on commercially favorable terms to fund loans and otherwise operate our business; and
•The liquidity and trading of our Class A common stock and Warrants.
Additional risks and uncertainties that could cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements include those matters discussed in Part I, Item 1A. “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated by Part II, Item 1A. "Risk Factors" in this quarterly report on Form 10-Q. The forward-looking statements contained in this quarterly report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those described in these forward-looking statements.
Available Information and Website Disclosure
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.
You can also find more information about us online at our investor relations website located at investors.better.com. Filings we make with the SEC and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after we electronically file such material with the SEC. The information posted on or accessible through our website is not incorporated into this Quarterly Report.
Investors and others should note that we announce material financial and operational information to our investors using press releases, SEC filings and public conference calls and webcasts, and by postings on our investor relations site at investors.better.com. We may also use our website as a distribution channel for material Company information. In addition, you may automatically receive email alerts and other information about Better when you enroll your email address by visiting the “Investor Email Alerts” option under the Resources tab on investors.better.com.
iii

Part I - Financial Information
Item 1. Financial Statements
BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in thousands, except share and per share amounts)	2025	2024
Assets
Cash and cash equivalents	$73,893	$211,101
Restricted cash	12,551	24,416
Short-term investments	131,902	53,774
Mortgage loans held for sale, at fair value	413,998	399,241
Loans held for investment (net of allowance for credit losses of $2,323 and $1,667 as of September 30, 2025 and December 31, 2024, respectively)	623,396	111,477
Other receivables, net	32,878	17,549
Assets held for sale	7,696	10,411
Property and equipment, net	1,850	2,717
Right-of-use assets	4,671	1,387
Internal use software and other intangible assets, net	21,520	20,936
Goodwill	24,513	23,615
Derivative assets, at fair value	5,290	2,539
Prepaid expenses and other assets	29,976	33,894
Total Assets	$1,384,134	$913,057
Liabilities and Stockholders’ Equity/(Deficit)
Liabilities
Warehouse lines of credit	$349,771	$244,070
Convertible notes	—	519,749
Senior notes	198,802	—
Customer deposits	694,815	134,130
Liabilities held for sale	5,171	6,116
Accounts payable and accrued expenses (includes $131 and $74 payable to related parties as of September 30, 2025 and December 31, 2024, respectively)	74,267	48,134
Escrow payable and other customer accounts	410	74
Warrant and equity related liabilities, at fair value	7,329	1,407
Lease liabilities	5,125	4,081
Other liabilities	6,532	13,466
Total Liabilities	1,342,222	971,227
Commitments and contingencies (see Note 12)
Stockholders’ Equity/(Deficit)
Common stock $0.0001 par value; 66,000,000 shares authorized as of September 30, 2025 and December 31, 2024, and 15,375,949 and 15,168,795 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	2
Notes receivable from stockholders	(9,160)	(9,158)
Additional paid-in capital	2,083,521	1,863,288
Accumulated deficit	(2,036,318)	(1,910,366)
Accumulated other comprehensive income/(loss)	3,867	(1,936)
Total stockholders’ equity/(deficit)	41,912	(58,170)
Total Liabilities and Stockholders’ Equity/(Deficit)	$1,384,134	$913,057
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenues:
Gain on loans, net	$36,421	$21,503	$97,769	$61,384
Other revenue	2,777	3,070	10,107	8,768
Net interest income
Interest income	16,855	9,867	41,457	27,900
Interest expense	(12,186)	(5,446)	(28,769)	(14,545)
Net interest income	4,669	4,421	12,688	13,355
Total net revenues	43,867	28,994	120,564	83,507
Expenses:
Compensation and benefits	41,287	37,752	129,367	111,079
General and administrative	10,167	12,611	33,304	41,813
Technology	6,726	7,249	20,856	19,289
Marketing and advertising	10,490	12,101	30,317	25,186
Loan origination expense	3,728	3,774	10,154	7,142
Depreciation and amortization	3,398	8,259	10,908	25,323
Other expenses/(income)	7,051	1,332	11,226	270
Total expenses	82,847	83,078	246,132	230,102
Loss before income tax expense	(38,980)	(54,084)	(125,568)	(146,595)
Income tax expense	145	126	384	472
Net Loss	(39,125)	(54,210)	(125,952)	(147,067)

Other comprehensive income/(loss):
Foreign currency translation adjustment, net of tax	(1,738)	4,056	5,803	4,322
Comprehensive loss	$(40,863)	$(50,154)	$(120,149)	$(142,745)

Per share data:
Loss per share attributable to common stockholders:
Basic	$(2.56)	$(3.58)	$(8.27)	$(9.74)
Diluted	$(2.56)	$(3.58)	$(8.27)	$(9.74)
Weighted average common shares outstanding — basic	15,263,321	15,121,994	15,223,492	15,102,741
Weighted average common shares outstanding — diluted	15,263,321	15,121,994	15,223,492	15,102,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended September 30, 2025

	Common Stock
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity (Deficit)
Balance - June 30, 2025	15,274,145	2	(9,160)	2,077,303	(1,997,193)	5,605	76,557
Tax effect on gain on troubled debt restructuring	—	—	—	2,276	—	—	2,276
Issuance of common stock for options exercised	203	—	—	3	—	—	3
Issuance of common stock under ATM program	9,917	—	—	589	—	—	589
Stock-based compensation	—	—	—	4,536	—	—	4,536
Tax withholding upon vesting of restricted stock units	(47,095)	—	—	(1,186)	—	—	(1,186)
Shares issued for vested restricted stock units	138,779	—	—	—	—	—	—
Net loss	—	—	—	—	(39,125)	—	(39,125)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,738)	(1,738)
Balance - September 30, 2025	15,375,949	$2	$(9,160)	$2,083,521	$(2,036,318)	$3,867	$41,912
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended September 30, 2024

	Common Stock
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding[1]	Par Value[1]	Notes Receivables from Stockholders	Additional Paid-In Capital[1]	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity (Deficit)
Balance - June 30, 2024	15,110,974	2	(9,130)	1,852,417	(1,796,933)	(1,448)	44,908
Issuance of common stock for options exercised	1,483	—	—	74	—	—	74
Stock-based compensation	—	—	—	5,924	—	—	5,924
Tax withholding upon vesting of restricted stock units	—	—	—	(364)	—	—	(364)
Shares issued for vested restricted stock units	23,845	—	—	—	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	(19)	19	—	—	—
Net loss	—	—	—	—	(54,210)	—	(54,210)
Other comprehensive income— foreign currency translation adjustment, net of tax	—	—	—	—	—	4,056	4,056
Balance - September 30, 2024	15,136,302	$2	$(9,149)	$1,858,070	$(1,851,143)	$2,608	$388
1.Periods have been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2025

	Common Stock
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity (Deficit)
Balance - December 31, 2024	15,168,795	2	(9,158)	1,863,288	(1,910,366)	(1,936)	(58,170)
Gain on troubled debt restructuring (see Note 10)	—	—	—	210,044	—	—	210,044
Tax effect on gain on troubled debt restructuring	—	—	—	(2,445)	—	—	(2,445)
Issuance of common stock for options exercised	203	—	—	3	—	—	3
Issuance of common stock under ATM program	9,917	—	—	589	—	—	589
Stock-based compensation	—	—	—	13,596	—	—	13,596
Tax withholding upon vesting of restricted stock units	(110,658)	—	—	(1,559)	—	—	(1,559)
Shares issued for vested restricted stock units	307,692	—	—	—	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	(2)	5	—	—	3
Net loss	—	—	—	—	(125,952)	—	(125,952)
Other comprehensive income— foreign currency translation adjustment, net of tax	—	—	—	—	—	5,803	5,803
Balance - September 30, 2025	15,375,949	$2	$(9,160)	$2,083,521	$(2,036,318)	$3,867	$41,912
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2024

	Common Stock
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding[1]	Par Value[1]	Notes Receivables from Stockholders	Additional Paid-In Capital[1]	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity (Deficit)
Adjusted Balance as of December 31, 2023	15,035,467	$2	$(10,111)	$1,838,499	$(1,704,076)	$(1,714)	$122,600
Adjustment of transaction costs related to Business Combination	—	—	—	(2,372)	—	—	(2,372)
Issuance of common stock for options exercised	4,254	—	—	1,529	—	—	1,529
Cancellation of common stock	(30,673)	—	—	—	—	—	—
Stock-based compensation	—	—	—	23,120	—	—	23,120
Tax withholding upon vesting of restricted stock units	—	—	—	(1,736)	—	—	(1,736)
Shares issued for vested restricted stock units	127,254	—	—	—	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	(884)	876	—	—	(8)
Settlement of notes receivable from stockholders	—	—	1,846	(1,846)	—	—	—
Net loss	—	—	—	—	(147,067)	—	(147,067)
Other comprehensive income— foreign currency translation adjustment, net of tax	—	—	—	—	—	4,322	4,322
Balance - September 30, 2024	15,136,302	2	(9,149)	1,858,070	(1,851,143)	2,608	388
1.Periods have been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended September 30,
(Amounts in thousands)	2025	2024
Cash Flows from Operating Activities:
Net loss	$(125,952)	$(147,067)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation of property and equipment	796	4,187
Impairments	1,432	—
Amortization of internal use software and other intangible assets	10,112	21,136
Gain on sale of loans, net	(91,542)	(44,032)
Non-cash interest and amortization of debt issuance costs and discounts	1,700	4,472
Change in fair value of warrants	5,923	(927)
Stock-based compensation	12,556	21,812
Recovery of loan repurchase reserve	(1,113)	(10,168)
Provision for credit losses	656	1,138
Amortization/Accretion of Deferred Fees and Costs	(1,079)	—
Change in fair value of derivatives	(2,743)	(3,651)
Change in fair value of mortgage loans held for sale	(6,436)	(4,666)
Loss on disposal of assets held for sale	692	—
Change in operating lease of right-of-use assets	(3,284)	(4,321)
Originations of mortgage loans held for sale	(3,255,889)	(2,676,979)
Proceeds from sale of mortgage loans held for sale	3,336,753	2,554,975
Change in operating assets and liabilities:
Other receivables, net	(15,908)	(450)
Prepaid expenses and other assets	4,928	14,769
Operating lease liabilities	1,044	(5,540)
Accounts payable and accrued expenses	20,460	(2,111)
Escrow payable and other customer accounts	980	1,360
Other liabilities	(3,391)	2,118
Net cash used in operating activities	(109,305)	(273,945)
Cash Flows from Investing Activities:
Purchase of property and equipment	(849)	(2,917)
Payment to dispose of assets held for sale	(1,597)	—
Capitalization of internal use software	(7,403)	(4,132)
Maturities of short-term investments	352,142	139,901
Purchase of short-term investments	(427,431)	(167,426)
Origination of loans held for investment	(505,438)	(79,715)
Principal payments received on loans held for investment	1,047	2,464
Net cash used in investing activities	(589,529)	(111,825)
Cash Flows from Financing Activities:
Principal payments on notes	(111,606)	(1,103)
Net borrowings on warehouse lines of credit	105,701	8,263
Net increase/(decrease) in customer deposits	560,685	85,943
Proceeds from issuance of common stock under at-the-market offering	589	—
Proceeds from exercise of stock options	4	5
Net cash provided by financing activities	555,373	93,108
Effects of currency translation on cash, cash equivalents, and restricted cash	(6,940)	1,675
Net (decrease) increase in cash, cash equivalents, and restricted cash, including cash classified within assets held for sale	(150,401)	(290,987)
Less: net change in cash, cash equivalents and restricted cash classified within assets held for sale	1,328	—
Cash, cash equivalents, and restricted cash—beginning of period	235,517	528,066
Cash, cash equivalents, and restricted cash—end of period	$86,444	$237,079
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

	Nine Months Ended September 30,
(Amounts in thousands)	2025	2024
Cash and cash equivalents, end of period	$73,893	$207,673
Restricted cash, end of period	12,551	29,406
Total cash, cash equivalents and restricted cash, end of period	$86,444	$237,079
Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,760	$2,594
Income taxes paid/(refunded)	$1,671	$548
Non-Cash Investing and Financing Activities:
Capitalization of stock-based compensation related to internal use software	$1,050	$1,309
Vesting of stock options early exercised in prior periods	$—	$1,524
Vesting of common stock issued via notes receivable from stockholders	$2	$884
Settlement of notes receivable from stockholders	$—	$1,846
Convertible notes exchange	$207,599	$—
Reduction of lease liability via modification	$—	$20,839
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
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The results of operations and other information for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025. The unaudited condensed consolidated

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2024.
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
Significant items subject to such estimates and assumptions include the fair value of mortgage loans held for sale, the fair value of derivative assets and liabilities, which includes interest rate lock commitments and forward sale commitments, the determination of a valuation allowance on the Company’s deferred tax assets, capitalization of internally developed software and its associated useful life, the fair value of acquired intangible assets and goodwill, the provision for loan repurchase reserves, the allowance for credit losses, the incremental borrowing rate used in determining lease liabilities, and the fair value of warrant and equity related liabilities.
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
Debt Modifications and Extinguishments—When the Company modifies or extinguishes debt, it first evaluates whether the modification qualifies as a troubled debt restructuring (“TDR”) under ASC 470-60 - Troubled Debt Restructurings by Debtors ("ASC 470-60"), which requires debt modifications to be evaluated if (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. Concessions may include modifications to the terms of the debt, such as reducing the interest rate, extending the repayment period, or forgiving a portion of the debt. If a TDR is determined not to have occurred, the Company evaluates the modification in accordance with ASC Topic 470-50-40, which requires modification to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms is accounted for like an extinguishment.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). The ASU replaces the existing stage-based model for capitalizing internal-use software development costs with a principles-based model that begins capitalization when management authorizes and commits to fund a project and it is probable the project will be completed and the software placed into service. The guidance also incorporates website development costs into the internal-use software framework and requires enhanced disclosures related to capitalized costs and amortization. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.
3. Revenue
Revenue— The Company disaggregates revenue based on the following revenue streams:
Gain on loans, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Gain on sale of loans, net	$36,249	$15,836	$91,542	$44,032
Broker revenue	1,608	2,441	5,114	7,184
Loan repurchase reserve recovery/(provision)	(1,436)	3,226	1,113	10,168
Total gain on loans, net	$36,421	$21,503	$97,769	$61,384
Other revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
International lending revenue	$2,267	$1,190	$5,241	$3,517
Insurance services	587	438	2,085	1,614
Real estate services	466	753	1,564	1,753
Other revenue/(loss)	(543)	689	1,217	1,884
Total other revenue	$2,777	$3,070	$10,107	$8,768

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Net interest income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Interest income
Mortgage interest income	$7,075	$5,400	$21,298	$12,832
Interest income on loans held for investment	6,560	705	12,333	1,008
Interest income from investments	3,220	3,762	7,826	14,060
Total interest income	16,855	9,867	41,457	27,900
Interest expense
Warehouse interest expense	(5,627)	(3,178)	(14,142)	(7,575)
Interest expense on customer deposits	(6,559)	(637)	(12,916)	(1,007)
Other interest expense (1)	—	(1,631)	(1,711)	(5,963)
Total interest expense	(12,186)	(5,446)	(28,769)	(14,545)
Total net interest income/(loss)	$4,669	$4,421	$12,688	$13,355
__________________
(1) Primarily consists of interest on Convertible Notes, see Note 10 for more details.

4. Mortgage Loans Held for Sale and Warehouse Lines of Credit
The Company has the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	September 30, 2025	December 31, 2024
Funding Facility 1 (1)	May 13, 2025	$—	$—	$60,747
Funding Facility 2 (2)	March 6, 2026	150,000	92,016	74,472
Funding Facility 3 (3)	June 30, 2026	175,000	138,997	108,851
Funding Facility 4 (4)	April 5, 2026	250,000	118,758	—
Total warehouse lines of credit		$575,000	$349,771	$244,070
__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. During the second quarter of 2025, Funding Facility 1 was terminated prior to maturity.
(2)Interest charged under the facility is at the 30-day term SOFR plus 2.10% - 2.50%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(3)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of September 30, 2025.
(4)Interest charged under the facility is at the daily simple SOFR plus 1.75% - 2.50%. There is no cash collateral deposit maintained as of September 30, 2025.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The unpaid principal amounts of the Company’s LHFS are also pledged as collateral under the relevant warehouse funding facilities. The Company’s LHFS are summarized below by those pledged as collateral and those fully funded by the Company:

(Amounts in thousands)	September 30, 2025	December 31, 2024
Funding Facility 1	$—	$61,341
Funding Facility 2	94,594	83,562
Funding Facility 3	151,996	123,081
Funding Facility 4	118,770	—
Total LHFS pledged as collateral	365,360	267,984
Company-funded LHFS	22,934	10,056
Company-funded HELOC	19,266	118,879
Total LHFS	407,560	396,919
Fair value adjustment	6,438	2,322
Total LHFS at fair value	$413,998	$399,241
Average days loans held for sale, other than Company-funded LHFS and Company-funded HELOC, for the three and nine months ended September 30, 2025 were approximately 26 days and 29 days, respectively. Average days loans held for sale, other than Company-funded LHFS and Company-funded HELOC, for the three and nine months ended September 30, 2024 were approximately 24 days and 28 days, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of September 30, 2025 and December 31, 2024, the unpaid principal balance of loans that were either 90 days past due or non-performing was $6.2 million and $1.4 million, respectively.
For the nine months ended September 30, 2025 and 2024, the weighted average interest rate for the warehouse lines of credit was 6.08% and 6.90%, respectively. The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth, liquid assets, liquidity ratios, and leverage ratios. In addition, these warehouse lines also require the Company to maintain compensating cash balances which aggregated to $3.8 million and $18.8 million as of September 30, 2025 and December 31, 2024, respectively, and are included in restricted cash on the accompanying condensed consolidated balance sheets. The Company was in compliance with all financial covenants under the warehouse lines as of September 30, 2025.
5. Loans Held for Investment
The majority of the Company’s Loans Held for Investment portfolio consists of property - buy to let loans, which is the purchase of property for the purpose of renting to a tenant, which makes up 99.9% and 98.6% of the total loan portfolio as of September 30, 2025 and December 31, 2024, respectively. The Company’s Loans Held for Investment portfolio consists of U.K. loans and is summarized as follows:

(Amounts in thousands)	September 30, 2025	December 31, 2024
Property - Buy to Let	$637,425	$111,630
Other	742	1,514
Deferred fees, net	(12,448)	—
Allowance for credit losses	(2,323)	(1,667)
Total Loans Held for Investment, net	$623,396	$111,477
Accrued interest receivable on loans receivable totaled $0.9 million and $0.4 million, respectively, as of September 30, 2025 and December 31, 2024 and is included in other receivables, net on the condensed consolidated balance sheets. The Company elected the practical expedient to exclude the applicable accrued interest receivable on loans receivable from the disclosed amortized cost basis.
The Company concluded that it has a non-accrual policy which allows for the timely reversal of accrued interest should an asset be placed on non-accrual; accordingly, there was no allowance for credit losses for accrued interest

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
receivable on loans receivable as of September 30, 2025. When writing off uncollectible accrued interest receivables on its loans held for investment portfolio, the Company considers 90 days to be a timely manner.
Uncollectible amounts of accrued interest receivable are charged off by reversing interest income. The Company had no charge offs of uncollectible accrued interest on its outstanding loans held for investment during the three and nine months ended September 30, 2025 and 2024.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. As of both September 30, 2025 and December 31, 2024 there were no loans held for investment past due.
The Company considers loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, or where foreclosure is probable, to be collateral dependent. As of September 30, 2025 and December 31, 2024, there were no loans secured by any asset type for which formal foreclosure proceedings are in process.
Loans are placed on non-accrual status and the accrual of interest is discontinued if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Generally, payments received on non-accrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of September 30, 2025 and December 31, 2024, there were no loans that were placed on non-accrual status.
During the three and nine months ended September 30, 2025 and 2024, there were no modifications for loans to borrowers experiencing financial difficulty.
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
The Company utilizes maturity bands to assess the probability of credit losses within the portfolio. The three main bands are as follows: 0-20 months, 21-40 months, and over 40 months. The following table presents amortized cost for outstanding loans, by class and year of origination/renewal, as of September 30, 2025 and December 31, 2024.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The tables below present loans by credit quality indicator and vintage year:

September 30, 2025
(Amounts in thousands)	2025	2024	2023	2022	2021	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	—	—	—	—	—	—
Over 40 Months	507,388	116,822	767	—	—	—	624,977
Total	$507,388	$116,822	$767	$—	$—	$—	$624,977

Other
0-20 Months	$—	$—	$—	$452	$208	$1	$661
21-40 Months	—	—	13	68	—	—	81
Over 40 Months	—	—	—	—	—	—	—
Total	$—	$—	$13	$520	$208	$1	$742

Total	$507,388	$116,822	$780	$520	$208	$1	$625,719

December 31, 2024
(Amounts in thousands)	2024	2023	2022	2021	2020	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	—	—	—	—	—	—
Over 40 Months	110,891	739	—	—	—	—	111,630
Total	$110,891	$739	$—	$—	$—	$—	$111,630

Other
0-20 Months	$—	$34	$255	$435	$77	$2	$803
21-40 Months	—	13	630	68	—	—	711
Over 40 Months	—	—	—	—	—	—	—
Total	$—	$47	$885	$503	$77	$2	$1,514

Total	$110,891	$786	$885	$503	$77	$2	$113,144

6. Goodwill and Internal Use Software and Other Intangible Assets, Net
Changes in the carrying amount of goodwill, net consisted of the following:

	Nine Months Ended September 30,
(Amounts in thousands)	2025	2024
Balance at beginning of period	$23,615	$32,390
Goodwill impairment	(488)	—
Effect of foreign currency exchange rate changes	1,386	1,013
Balance at end of period	$24,513	$33,403
For the three months ended September 30, 2025 and 2024, no impairment of goodwill was recognized. For the nine months ended September 30, 2025 and 2024, the Company recorded goodwill impairment charges of $0.5 million and

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
none, respectively, which is included within other expenses/(income) in the condensed consolidated statements of operations and comprehensive loss. The goodwill impairment is related to entities in the U.K. for which management has classified as held for sale, see Note 8.
Internal use software and other intangible assets, net consisted of the following:

	As of September 30, 2025
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.4	$158,241	$(139,263)	$18,978
Intellectual property and other	5.5	2,627	(1,939)	688
Total Intangible assets with finite lives, net		160,868	(141,202)	19,666
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		34	—	34
Total Internal use software and other intangible assets, net		$162,722	$(141,202)	$21,520

	As of December 31, 2024
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$147,994	$(129,487)	$18,507
Intellectual property and other	6.0	869	(291)	578
Total Intangible assets with finite lives, net		148,863	(129,778)	19,085
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		31	—	31
Total Internal use software and other intangible assets, net		$150,714	$(129,778)	$20,936
The Company capitalized $2.8 million and $2.5 million in internal use software and website development costs during the three months ended September 30, 2025 and 2024, respectively. Included in capitalized internal use software and website development costs are $0.3 million and $0.4 million of stock-based compensation costs for the three months ended September 30, 2025 and 2024, respectively. Amortization expense totaled $3.3 million and $6.0 million during the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, no impairment was recognized relating to intangible assets.
The Company capitalized $8.5 million and $5.4 million in internal use software and website development costs during the nine months ended September 30, 2025 and 2024, respectively. Included in capitalized internal use software and website development costs are $1.1 million and $1.3 million of stock-based compensation costs for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense totaled $10.1 million and $21.1 million during the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, no impairment was recognized relating to intangible assets.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following:

	As of September 30,	As of December 31,
(Amounts in thousands)	2025	2024
Prepaid expenses	$13,999	$17,165
Tax receivables	4,483	5,484
Security deposits	8,664	11,245
Prefunded loans in escrow	2,830	—
Total prepaid expenses and other assets	$29,976	$33,894
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

(Amounts in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,471	$3,814
Restricted cash	4,513	3,868
Mortgage loans held for sale, at fair value	1,965	1,721
Other receivables, net	838	1,244
Property and equipment, net	—	35
Internal use software and other intangible assets, net	2,358	2,203
Goodwill	712	1,112
Prepaid expenses and other assets	359	634
Write down of assets to fair value less cost to sell	(4,520)	(4,220)
Total assets held for sale	$7,696	$10,411

Accounts payable and accrued expenses	404	1,684
Escrow payable and other customer accounts	4,513	3,868
Other liabilities	254	564
Total liabilities held for sale	$5,171	$6,116
For the nine months ended September 30, 2025, the Company recorded a write down of the disposal group to fair value, less cost to sell, in the amount of $0.4 million which is included in other expenses/(income) on the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2025, the Company recorded goodwill impairment relating to the entities in the U.K. classified as held for sale of $0.5 million which is included within other expense/(income) in the condensed consolidated statements of operations and comprehensive loss. No additional write downs were recorded for the three months ended September 30, 2025 and 2024.
During the third quarter of 2025, the Company completed the sale of its Trussle Lab Ltd subsidiary, which had previously been classified as held for sale. In connection with the transaction, and pursuant to a settlement agreement executed in September 2025 between Better Finance Ltd (a subsidiary of the Company) and Onedome Finance Ltd, the Company paid $1.6 million (£1.2 million) to transfer ownership and settle all related obligations associated with the entity. As a result of this transaction, the Company recognized a loss on disposal of $0.7 million (£0.5 million), which is included within other expense/(income) in the condensed consolidated statements of operations and comprehensive loss.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Customer Deposits
Customer Deposits—In relation to the Company’s banking activities tied to the Company’s acquisition of Birmingham Bank in the U.K., the Company offers individual savings accounts and other depository products with differing maturities and interest rates to its customers. The balance of customer deposits as of September 30, 2025 and December 31, 2024 was $694.8 million and $134.1 million, respectively, on the condensed consolidated balance sheets.
The following tables present average balances and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended September 30,
	2025		2024
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$142,461	3.71%	$9,059	2.58%
Term	470,405	4.44%	54,789	3.86%
Savings	147	2.70%	3,973	2.07%
Total deposits	$613,013	3.62%	$67,821	2.84%

	Nine Months Ended September 30,
	2025		2024
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$90,298	3.74%	$4,724	2.76%
Term	319,129	4.58%	28,012	3.86%
Savings	371	2.31%	4,298	2.16%
Total deposits	$409,798	3.54%	$37,034	2.93%

The following table presents maturities of customer deposits:

(Amounts in thousands)	As of September 30, 2025
Demand deposits	$179,832
Maturing In:
2025	1,449
2026	136,817
2027	163,699
2028	100,601
2029	30,347
Thereafter	82,070
Total	$694,815

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Interest expense on deposits is recorded in interest expense in the condensed consolidated statements of operations and comprehensive loss for the periods indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Notice	$1,485	$52	$2,798	$97
Term	5,068	587	10,112	856
Savings	6	31	6	89
Total Interest Expense	$6,559	$670	$12,916	1,042
Deposits are for U.K. banking clients and are protected up to £85 thousand ($114.3 thousand) per eligible person by the Financial Services Compensation Scheme in the U.K. Of the total customer deposits as of September 30, 2025, $195.9 million were over the applicable insured amount.
10. Senior Notes
Convertible Notes—As of September 30, 2025 and December 31, 2024, the carrying amount of the Convertible Notes was none and $519.7 million on the condensed consolidated balance sheets, respectively. For the three and nine months ended September 30, 2025, the Company recorded a total of none and $1.7 million of interest expense related to the Convertible Notes. For the three and nine months ended September 30, 2024, the Company recorded a total of $1.6 million and $5.9 million of interest expense related to the Convertible Notes. Interest expense from the Convertible Notes is included in interest expense within the condensed consolidated statements of operations and comprehensive loss. In February 2024, the Company made a cash payment in the amount of $2.5 million, which consisted of $1.1 million towards the principal and $1.4 million of interest from January 1, 2024 through February 15, 2024.
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
Senior Notes—On the Closing Date, the Company entered into an indenture (the “Senior Notes Indenture”) with GLAS Trust Company LLC, as trustee and notes collateral agent (the “Trustee”). As of September 30, 2025 and

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, the carrying amount of the Senior Notes was $198.8 million and none on the condensed consolidated balance sheets, respectively. In July 2025, the Company made a cash payment of $1.6 million which consisted of interest from April 28, 2025 through July 17, 2025. As a result of the accounting treatment discussed above, this payment was applied to reduce the principal on the Senior Notes. For the period July 18, 2025 through September 30, 2025, the Company has elected to pay interest in kind on the Senior Notes.
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
In September 2021, the Company and TheNumber entered into a technology integration and license agreement. The listed services provided by TheNumber are lead generation, market rate analysis, lead growth analysis, property listing analysis, automated valuation models, and financial risk analysis. Both parties agreed to jointly develop all aspects of this program, and the agreement provides for the utilization of TheNumber employees by the Company. In January 2024, the agreement was extended for an additional year. The services provided by TheNumber are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with these agreements, the Company paid expenses of $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. The Company paid expenses of $0.7 million for both the nine months ended September 30, 2025 and 2024, respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss, and had a payable of $0.1 million and an immaterial amount as of September 30, 2025 and December 31, 2024, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets.

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
During 2024, the Company decided to cease offering the products and services provided via the Notable Agreements. As of September 30, 2025 and December 31, 2024, the Company had $2.8 million and $4.2 million of unsecured home improvement loans purchased from Notable, which are included within mortgage loans held for sale, at fair value on the condensed consolidated balance sheets. Notable will continue to provide servicing for the loans purchased from Notable that remain on the Company’s balance sheet.
Other Related Party Services—The Company has relationships with 1/0 Capital LLC and Zethos Inc (doing business as “True Work”), companies affiliated with Vishal Garg, the Chief Executive Officer, which provide services to the Company varying from data analytics to information technology support services. For the three and nine months ended September 30, 2025 and 2024, the Company recorded an immaterial amount, in relation to these services, which are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
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
As part of the disputes and other similar types of legal matters, the Company included an estimated liability of $6.9 million and $8.3 million, as of September 30, 2025 and December 31, 2024, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. No additional expense was accrued for the three months ended September 30, 2025. During the nine months ended September 30, 2025, the changes in the liability included a settlement of $1.4 million and no additional expense was accrued. During the three months ended September 30, 2024, the changes in the liability included settlements of $0.2 million as well as a reduction of accrued expense of $0.2 million, which is included within general and administrative expense on the consolidated statement of operations and comprehensive loss. During the nine months ended September 30, 2024, the changes in the liability included settlements of $0.7 million as well as a reduction of accrued expense of $0.1 million, which is included within general and administrative expense on the consolidated statement of operations and comprehensive loss.
Regulatory Matters—In the third quarter of 2021, following third-party audits of samples of loans produced during the fiscal years 2018, 2019, and 2021, the Company became aware of certain TILA-RESPA Integrated Disclosure (“TRID”) defects in the loan production process that resulted in the final closing costs disclosed in the closing disclosure, in some instances, being greater than those disclosed in the loan estimate. Some of these defects were outside applicable tolerances under the TRID rule, which resulted in potential overcharges to consumers. As of September 30, 2025 and December 31, 2024, the Company included an estimated liability of $5.1 million and $6.6 million, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets. During the three months ended

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025, the Company recorded an additional accrual for these potential TRID defects of $0.1 million, which is included within loan origination expense in the condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2025, the Company recorded a reduction in the liability for these potential TRID defects of $0.7 million, which is included within loan origination expense in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2025, the Company had relief of the liability due to payments to customers in the amount of none and $0.8 million, respectively.
For the three and nine months ended September 30, 2024, the Company recorded an additional accrual for these potential TRID defects of $0.1 million and $0.3 million, respectively, which are included within loan origination expense in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2024, the Company had relief of the liability due to payments to customers in the amount of $0.1 million and $2.2 million, respectively. This accrual is the Company’s best estimate of potential exposure on the larger population of loans based on the results obtained by the audited sample. The accrued amounts are for estimated refunds potentially due to consumers for TRID tolerance errors for loans produced with the identified defects. The Company is continuing to remediate TRID tolerance defects as necessary.
Loan Commitments—The Company enters into IRLCs to fund mortgage loans, at specified interest rates and within a specified period of time, with potential borrowers who have applied for a loan and meet certain credit and underwriting criteria. As of September 30, 2025 and December 31, 2024, the Company had outstanding commitments to fund mortgage loans in notional amounts of approximately $261.6 million and $129.9 million, respectively. The IRLCs derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of September 30, 2025 and December 31, 2024, respectively, on the condensed consolidated balance sheets. See Note 15.
Forward Sale Commitments—In the ordinary course of business, the Company enters into contracts to sell existing LHFS or loans committed but yet to be funded into the secondary market at specified future dates. As of September 30, 2025 and December 31, 2024, the Company had outstanding forward sales commitment contracts of notional amounts of approximately $264.0 million and $158.0 million, respectively. The forward sales commitments derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of September 30, 2025 and December 31, 2024, respectively, on the condensed consolidated balance sheets. See Note 15.
Concentrations—See below for areas considered to be concentrations of credit risk for the Company:
Significant loan purchasers are those which represent more than 10% of the Company’s loan volume. During the three months ended September 30, 2025, the Company had three loan purchasers that accounted for 39%, 12% and 11% of loans sold by the Company. During the three months ended September 30, 2024, the Company had three loan purchasers that accounted for 36%, 27%, and 19% of loans sold by the Company. During the nine months ended September 30, 2025, the Company had three loan purchasers that accounted for 36%, 12% and 10% of loans sold by the Company. During the nine months ended September 30, 2024, the Company had three loan purchasers that accounted for 44%, 20% and 20% of loans sold by the Company.
Concentrations of credit risk associated with the LHFS carried at fair value are limited due to the large number of borrowers and their dispersion across many geographic areas throughout the United States. As of September 30, 2025, the company originated 12% of its LHFS secured by properties in California. As of December 31, 2024, the Company originated 10% of its LHFS secured by properties in California.
The Company maintains cash and cash equivalent balances at various financial institutions. Cash accounts at each bank are insured by the Federal Deposit Insurance Corporation for amounts up to $0.25 million. As of September 30, 2025 and December 31, 2024, the majority of the Company’s cash and cash equivalent balances are in excess of the insured limits at various financial institutions.
Escrow Payable and Other Customer Accounts—In accordance with its lender obligations, the Company maintains a separate escrow bank account to hold borrower funds pending future disbursement. The Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. The Company also administers customer deposits in relation to other non-mortgage products and services that the Company offers. These funds are shown as restricted cash and there is a corresponding escrow payable on the consolidated balance sheet, as they are being held on behalf of the borrower or customer. The balance in these accounts as of September 30, 2025 and December 31, 2024 was $0.4 million and $0.1 million, respectively, and are included within escrow payable and other customer accounts on the condensed consolidated balance sheets.

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
For all counterparties with open positions as of September 30, 2025, in the event that the Company does not deliver into the forward-delivery commitments, they can be settled on a net basis. Net settlements entail paying or receiving cash based upon the change in market value of the existing instrument.
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
Loan Repurchase Reserve—The Company sells loans to loan purchasers without recourse. As such, the loan purchasers have assumed the risk of loss or default by the borrower. However, the Company is usually required by these loan purchasers to make certain standard representations and warranties relating to the loan for up to three years post sale. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify these loan purchasers for losses. In addition, if loans pay-off within a specified time frame the Company may be required to refund a portion of the sales proceeds to the loan purchasers. The Company repurchased $6.6 million (26 loans) and $3.2 million (8 loans) in unpaid principal balance of loans during the three months ended September 30, 2025 and 2024, respectively, related to its loan repurchase obligations. The Company repurchased $10.7 million (41 loans) and $6.2 million (19 loans) in unpaid principal balance of loans during the nine months ended September 30, 2025 and 2024, respectively, related to its loan repurchase obligations. The Company’s loan repurchase reserve is included within other liabilities on the condensed consolidated balance sheets. The recovery of the loan repurchase reserve is included within gain on loans, net on the consolidated statements of operations and comprehensive loss. The following presents the activity of the Company’s loan repurchase reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Loan repurchase reserve at beginning of period	$4,311	$11,721	$7,523	$19,472
(Recovery)/Provision	1,436	(3,226)	(1,113)	(10,168)
Charge-offs	(1,572)	(558)	(2,235)	(1,367)
Loan repurchase reserve at end of period	$4,175	$7,937	$4,175	$7,937

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
14. Net Loss Per Share
The computation of net loss per share and weighted average shares of the Company's common stock outstanding during the periods presented is as follows:

(Amounts in thousands, except for share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net loss per share:
Net loss	$(39,125)	$(54,210)	$(125,952)	$(147,067)
Shares used in computation:
Weighted average common shares outstanding	15,263,321	15,121,994	15,223,492	15,102,741
Weighted-average effect of dilutive securities:
Diluted weighted-average common shares outstanding	15,263,321	15,121,994	15,223,492	15,102,741
Earnings (loss) per share attributable to common stockholders:
Basic	$(2.56)	$(3.58)	$(8.27)	$(9.74)
Diluted	$(2.56)	$(3.58)	$(8.27)	$(9.74)

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

	Nine Months Ended September 30,
(Amounts in thousands)	2025	2024
RSUs and Options to purchase common stock (1)	1,481	1,156
Public Warrants (1)(2)	6,075	6,075
Private Warrants (1)(2)	3,733	3,733
Sponsor locked-up shares (1)	14	14
Total	11,303	10,978
__________________
(1)Securities have an antidilutive effect under the treasury stock method.
(2)Public and Private Warrants (as defined below) are unadjusted by the Reverse Stock Split as a holder must exercise 50 warrants to receive one share of common stock.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15. Fair Value Measurements
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	September 30, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$413,998	$—	$413,998
Derivative assets, at fair value (1)	—	536	4,754	5,290
Total Assets	$—	$414,534	$4,754	$419,288
Derivative liabilities, at fair value (1)—included within other liabilities	$—	$—	$93	$93
Warrants and equity related liabilities, at fair value (2)	3,615	3,714	—	7,329
Total Liabilities	$3,615	$3,714	$93	$7,422

	December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$399,241	$—	$399,241
Derivative assets, at fair value (1)	—	1,231	1,308	2,539
Total Assets	$—	$400,472	$1,308	$401,780
Derivative liabilities, at fair value (1)—included within other liabilities	$—	$—	$86	$86
Warrants and equity related liabilities, at fair value (2)	729	678	—	1,407
Total Liabilities	$729	$678	$86	$1,493
__________________
(1)As of September 30, 2025, derivative assets represent both IRLCs and forward sale commitments, and liabilities represent IRLCs. As of December 31, 2024, derivative assets represent forward sale commitments and IRLCs, and liabilities represent IRLCs.
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
Derivative Assets and Liabilities—The Company uses derivatives to manage various financial risks. The fair values of derivative instruments are determined based on quoted prices for similar assets and liabilities, dealer quotes, and internal pricing models that are primarily sensitive to market observable data. The Company utilizes IRLCs and forward sale commitments. The fair value of IRLCs, which are related to mortgage loan commitments, is based on quoted market prices, adjusted by the pull-through factor, and includes the value attributable to the net servicing fee. The Company evaluated the significance and unobservable nature of the pull-through factor and determined that the classification of IRLCs should be Level 3 as of September 30, 2025 and December 31, 2024. Significant changes in the pull-through factor of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The value of IRLCs also rises and falls with changes in interest rates; for example, entering into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, will decrease the value of IRLC. The Company had purchases/issuances of approximately $10.4 million and $10.0 million of IRLCs during the three months ended September 30, 2025 and 2024, respectively. The Company had purchases/issuances of approximately $29.2 million and $15.9 million of IRLCs during the nine months ended September 30, 2025 and 2024, respectively.
The number of days from the date of the IRLC to expiration of the rate lock commitment outstanding as of September 30, 2025 was approximately 45 days on average. The Company attempts to match the maturity date of the IRLCs with the forward commitments. Derivatives are presented in the condensed consolidated balance sheets under derivative assets, at fair value and derivative liabilities, at fair value. During the three months ended September 30, 2025,

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the Company recognized $0.2 million and $1.4 million of losses related to changes in fair value of IRLCs and forward sale commitments, respectively. During the nine months ended September 30, 2025, the Company recognized $3.3 million of gains and $4.6 million of losses related to changes in fair value of IRLCs and forward sale commitments, respectively. During the three months ended September 30, 2024, the Company recognized $1.0 million of gains and $9.1 million of losses related to changes in the fair value of IRLCs and forward sale commitments, respectively. During the nine months ended September 30, 2024, the Company recognized $2.6 million of gains and $2.7 million of losses related to changes in fair value of IRLCs and forward sale commitments, respectively. Gains and losses related to changes in the fair value of IRLCs and forward sale commitments are included in gain on loans, net within the condensed consolidated statements of operations and comprehensive loss. Unrealized activity related to changes in the fair value of forward sale commitments were $2.3 million of gains and $1.0 million of losses, included in the $1.4 million and $9.1 million of losses, during the three months ended September 30, 2025 and 2024, respectively. Unrealized activity related to changes in the fair value of forward sale commitments were $1.6 million of losses and $3.5 million of gains, included in the $4.6 million and $2.7 million of losses, during the nine months ended September 30, 2025 and 2024, respectively. The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows:

(Amounts in thousands)	Notional Value	Derivative Asset	Derivative Liability
Balance as of September 30, 2025
IRLCs	$261,648	$4,754	$93
Forward commitments	$264,000	536	—
Total		$5,290	$93
Balance as of December 31, 2024
IRLCs	$129,900	$1,308	$86
Forward commitments	$158,000	1,231	—
Total		$2,539	$86
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
As of September 30, 2025 and December 31, 2024, Level 3 instruments include IRLCs, bifurcated derivative and convertible preferred stock warrants. The following table presents the rollforward of Level 3 IRLCs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Balance at beginning of period	$5,138	$3,206	$1,222	$1,640
Change in fair value of IRLCs	(477)	1,024	3,439	2,590
Balance at end of period	$4,661	$4,230	$4,661	$4,230

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

(Amounts in thousands)	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Net Amounts Presented in the Consolidated Balance Sheet
Offsetting of Forward Commitments - Assets
Balance as of:
September 30, 2025:	$703	$(166)	$537
December 31, 2024:	$1,249	$(18)	$1,231
Significant Unobservable Inputs—The following table presents quantitative information about the significant unobservable inputs used in the recurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	September 30, 2025		December 31, 2024
(Amounts in dollars, except percentages)	Range	Weighted Average	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.07% - 100.00%	71.6%	0.45% - 100.00%	74.8%
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

		September 30, 2025		December 31, 2024
(Amounts in thousands)	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	Level 1	$131,902	$132,172	$53,774	$53,791
Loans held for investment	Level 3	$638,167	$644,593	$113,144	$113,348
Convertible Notes	Level 3	$—	$—	$519,749	$371,160
Senior Notes	Level 3	$198,802	$132,013	$—	$—
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
16. Income Taxes
On a consolidated basis, the Company recorded total income tax expense of $0.4 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including the ability to accurately project the Company’s pre-tax income or loss for the year and the mix of earnings among various tax jurisdictions. The year-to-date

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
effective tax rate, after discrete items, of (0.30)% for the nine months ended September 30, 2025, changed from (0.32)% for the nine months ended September 30, 2024, as the Company is forecasting reduction in losses for 2025. The income tax expense for the nine months ended September 30, 2025 primarily relates to the pre-tax income projections in certain foreign jurisdictions where the Company files standalone returns. The income tax expense for the nine months ended September 30, 2024 relates to the pre-tax income projections and dividend income withholding tax paid in certain foreign jurisdictions where the Company files standalone returns.
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred income tax assets. The Company is in a three-year cumulative loss position as of September 30, 2025. Further, due to losses being estimated in the future, management continues to believe it is more likely than not that the benefit of the deferred income tax assets will not be realized. In recognition of this risk, the Company continues to provide a full valuation allowance on deferred income tax assets.
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
Private and Public Warrants—As of September 30, 2025 and December 31, 2024, the Company had a total of $6.8 million and $1.3 million of Private Warrants and Public Warrants, respectively, included as warrant and equity related liabilities within the condensed consolidated balance sheets. The change in fair value of Warrants for the three and nine months ended September 30, 2025, was a loss of $5.2 million and a loss of $5.5 million, respectively, and is included in other expenses within the condensed consolidated statements of operations and comprehensive loss. The change in fair value of Warrants for the three and nine months ended September 30, 2024, was a gain of $0.2 million and a gain of $0.7 million, respectively, and is included in other expenses within the condensed consolidated statements of operations and comprehensive loss.
Sponsor Locked-up Shares—As of September 30, 2025 and December 31, 2024, the Company had a total of $0.5 million and $0.1 million, respectively, of Sponsor Locked-up Share liabilities, which are included within warrant and equity liabilities in the condensed consolidated balance sheets. The change in fair value of Sponsor Locked-up Shares for both the three and nine months ended September 30, 2025, was loss of $0.4 million and was included in other expenses within the condensed consolidated statements of operations and comprehensive loss. The change in fair value of Sponsor Locked-up Shares for the three and nine months ended September 30, 2024, was none and a gain of $0.2 million, respectively, and was included in other expenses within the condensed consolidated statements of operations and comprehensive loss.
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
As of both September 30, 2025 and December 31, 2024 the Company had a total of $16.0 million of outstanding promissory notes.
Of the promissory notes outstanding as of both September 30, 2025 and December 31, 2024 $9.2 million were issued for the exercise of stock options vested, and are recorded as a component of stockholders’ equity within the condensed consolidated balance sheets. The balance as of September 30, 2025 does not include any promissory notes due from directors and officers of the Company.
Of the promissory notes outstanding as of both September 30, 2025 and December 31, 2024 $6.8 million were issued for the early exercise of stock options not yet vested. Promissory notes issued for the early exercise of stock options not yet

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
vested are not reflected within stockholders’ equity on the condensed consolidated balance sheets as they relate to unvested share awards and therefore are considered non-substantive exercises. As the unvested share awards vest and are exercised in conjunction with the notes, they are recognized in the statement of equity within vesting of common stock issued via promissory notes receivable from stockholders. The maturity of the promissory notes are in January 2026 and include interest rates ranging from 0.5% to 2.5% per annum.
At-the-Market Offering Program—On September 26, 2025, the Company implemented an “at-the-market” equity offering program (the “ATM Program”) pursuant to separate sales agreements (each, a “Sales Agreement” and collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and BTIG, LLC (each an “Agent” and collectively, the “Agents”). Under the Sales Agreements, the Company may offer and sell shares of its Class A common stock, par value $0.0001 per share (the “Shares”), having an aggregate offering price of up to $75.0 million, from time to time, in “at-the-market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, through the Agents acting as sales agents or principals.
Sales of Shares, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. Each Agent is entitled to a commission of 2.0% of the gross sales price of Shares sold through it as sales agent under its Sales Agreement. The Shares will be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-287335), which was declared effective by the SEC on June 6, 2025, and the related prospectus supplement dated September 26, 2025 (“Prospectus Supplement”).
During the three and nine months ended September 30, 2025, the Company sold 9,917 shares of Class A common stock under the ATM Program for total gross proceeds of $0.6 million. The Company incurred commissions and other offering expenses of an immaterial amount. As of September 30, 2025, approximately $74.4 million remained available for issuance under the ATM Program. Subsequent to September 30, 2025 and through November 13, 2025, the Company sold 278,978 shares of Class A common stock under the ATM Program for total gross proceeds of $17.1 million and net proceeds of approximately $16.8 million, after deducting aggregate commissions and offering expenses of approximately $0.3 million. As of November 13, 2025, approximately $57.3 million remained available for issuance under the ATM Program.

18. Stock-Based Compensation
Stock-Based Compensation Expense—Stock-based compensation expense is included within compensation and benefits in the condensed consolidated statements of operations and comprehensive loss. The Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Stock-based compensation expense	4,271	5,487	12,556	21,812

Stock-based compensation expense excludes $0.3 million and $0.4 million of stock-based compensation expense for the three months ended September 30, 2025 and 2024, which was capitalized (see Note 6). Stock-based compensation expense excludes $1.1 million and $1.3 million of stock-based compensation expense for the nine months ended September 30, 2025 and 2024, which was capitalized (see Note 6).

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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company is required to meet certain minimum net worth, minimum capital ratio and minimum liquidity requirements, including those established by HUD, FMCC and FNMA. As of September 30, 2025, the Company was in compliance with all necessary requirements.
Additionally, the Company may be subject to other financial requirements established by government-sponsored enterprises (“GSEs”), which include a limit for a decline in net worth and quarterly profitability requirements. In 2023, the Company failed to meet the additional financial requirements due to the Company’s decline in profitability and decline in net worth. The decline in net worth and decline in profitability permit GSEs to declare a breach of the Company’s contract. The Company has implemented additional financial requirements and remains in compliance with all applicable obligations as of September 30, 2025.
20. Subsequent Events
The Company evaluated subsequent events from the date of the condensed consolidated balance sheets of September 30, 2025 through the date of the release of financial statements, and has determined that, there have been no subsequent events that require recognition or disclosure in the condensed consolidated financial statements, except as described in Note 17.

******

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Better Home & Finance Holding Company’s (together with its consolidated subsidiaries, the “Company,” “we” “our” or “us”) financial condition and results of operations should be read together with our audited consolidated financial statements as of December 31, 2024 and for the years ended December 31, 2024 and 2023, in each case, together with related notes thereto, included in our 2024 Annual Report on Form 10-K, and our condensed consolidated financial statements and related notes as of and for the quarterly period ended September 30, 2025, included elsewhere in this quarterly report on Form 10-Q.
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
In our B2B channel, we historically had an integrated relationship with Ally Bank, a Utah state-chartered bank (“Ally”), pursuant to which we offered our end-to-end platform and services alongside Ally’s brand, and manufactured loans on Ally’s behalf. Initially launched in 2019, our integrated relationship with Ally has ended due to a shift in strategic direction and corporate resourcing at Ally.
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
During the three months ended September 30, 2025, we also executed multiple new strategic partnerships. The first is a partnership with one of the top five U.S. personal financial services platforms, which serves over 50 million customers. Under this arrangement, the partner will offer mortgage financing products to its customer base through Better’s Tinman AI platform. The second is with one of the top five non-bank mortgage originators in the U.S., which will utilize Better’s Tinman AI platform to originate HELOCs and HELOANs for its customer base and mortgage servicing rights (MSR) portfolio. Lastly, subsequent to the three months ended September 30, 2025, Better partnered with Finance of America, a leading provider of home equity-based retirement solutions ("FOA"), pursuant to which Better will offer HELOCs and HELOANs to FOA's customers, through Better's Tinman AI platform.
Our Business Model
We generate revenue through the production and sale of loans and other product offerings through our platform. The revenue and mix of revenue as a percentage of total revenue attributable to our sale of loan production (gain on loans, net) and Better Plus (other revenue) for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,
	2025		2024
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages

Gain on loans, net	$36,421	83%	$21,503	74%
Other revenue	2,777	6%	3,070	11%
Net interest income	4,669	11%	4,421	15%
Total net revenues	$43,867		$28,994

	Nine Months Ended September 30,
	2025		2024
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages

Gain on loans, net	$97,769	81%	$61,384	74%
Other revenue	10,107	8%	8,768	10%
Net interest income	12,688	11%	13,355	16%
Total net revenues	$120,564		$83,507

Home Finance Mortgage Model—Gain on loans, net
We produce a wide selection of mortgage loans and leverage our platform to quickly sell these loans and related mortgage servicing rights (“MSRs”) to our loan purchaser network. We source our customers through three channels: our D2C channel, our B2B channel, and our Retail channel. Through our D2C and Retail channels, we generate gain on loans, net by selling loans and MSRs to our loan purchaser network, recognizing revenue per loan. We may also earn a fixed fee per loan originated by third-parties through our D2C and Retail channels. Through our B2B channel, we generate revenue from integrated relationships and advertising relationships. Through our advertising relationships, we generate gain on loans, net the same way we do in our D2C channel, by selling loans to our loan purchaser network. Through our integrated relationships, we generate a fixed fee per loan originated, which we recognize as revenue upon the funding of the loan by the partner. We may also purchase certain of the loans from our integrated relationship partner which we may subsequently sell to our loan purchaser network at our discretion. For loans subsequently sold to our loan purchaser network, the partner receives a portion of the sale proceeds. As of September 30, 2025, this channel was primarily comprised of our integrated relationship with Ally, which we are currently winding down.

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
International Lending Revenue—Other revenue
International lending revenue consists of revenue from our international lending activities, primarily in the U.K., which has expanded via acquisitions in prior years. International lending activities primarily include broker fees earned via our digital mortgage broker in the U.K. During the fourth quarter of 2024, management enacted a plan to sell several entities in the U.K., which management expects to complete the sales within one year. At the end of the third quarter 2025, management has closed on the sale of its digital mortgage broker in the U.K.
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
Key measures that we use in assessing our business include the following ($ in millions, except percentage data or as otherwise noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Business Metric	2025	2024	2025	2024
Home Finance
Funded Loan Volume	$1,210	$1,035	$3,284	$2,658
Refinance Loan Volume	$183	$130	$478	$289
Purchase Loan Volume	$774	$739	$2,155	$2,062
HELOC Volume	$253	$166	$651	$307
D2C Loan Volume	$727	$776	$2,115	$1,805
B2B Loan Volume	$—	$259	$95	$853
Retail Loan Volume	$483	$—	$1,074	$—
Total Loans (number of loans, not millions)	4,086	3,443	11,093	8,429
Average Loan Amount ($ value, not millions)	$296,159	$300,589	$296,034	$315,350
Gain on Sale Margin	3.01%	2.08%	2.98%	2.31%
Total Market Share	0.2%	0.2%	0.2%	0.2%
Better Plus
Better Real Estate Transaction Volume	$64	$105	$228	$266
Insurance Coverage Written	$1,018	$1,068	$3,015	$3,300

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
Total Market Share represents Funded Loan Volume in a period divided by total value of loans funded in the industry for the same period, as presented by the Federal National Mortgage Association.
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
For international lending revenue, we generate revenue primarily from broker fees earned via our digital mortgage broker in the U.K. During the fourth quarter of 2024, management enacted a plan to sell several entities in the U.K., which are being actively marketed. At the end of the third quarter 2025, management has closed on the sale of its digital mortgage broker in the U.K.
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

Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2025	2024	2025	2024
Revenues:
Gain on loans, net	$36,421	$21,503	$97,769	$61,384
Other revenue	2,777	3,070	10,107	8,768
Net interest income
Interest income	16,855	9,867	41,457	27,900
Interest expense	(12,186)	(5,446)	(28,769)	(14,545)
Net interest income	4,669	4,421	12,688	13,355
Total net revenues	43,867	28,994	120,564	83,507
Expenses:
Compensation and benefits	41,287	37,752	129,367	111,079
General and administrative	10,167	12,611	33,304	41,813
Technology	6,726	7,249	20,856	19,289
Marketing and advertising	10,490	12,101	30,317	25,186
Loan origination expense	3,728	3,774	10,154	7,142
Depreciation and amortization	3,398	8,259	10,908	25,323
Other expenses/(income)	7,051	1,332	11,226	270
Total expenses	82,847	83,078	246,132	230,102
Loss before income tax expense	(38,980)	(54,084)	(125,568)	(146,595)
Income tax expense/(benefit)	145	126	384	472
Net loss	$(39,125)	$(54,210)	$(125,952)	$(147,067)
Earnings (loss) per share attributable to common stockholders (Basic)	$(2.56)	$(3.58)	$(8.27)	$(9.74)
Earnings (loss) per share attributable to common stockholders (Diluted)	$(2.56)	$(3.58)	$(8.27)	$(9.74)

Three and Nine Months Ended September 30, 2025 as Compared to Three and Nine Months Ended September 30, 2024
Revenues
The components of our revenues for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Revenues:
Gain on loans, net	36,421	21,503	97,769	61,384
Other revenue	2,777	3,070	10,107	8,768
Net interest income
Interest income	16,855	9,867	41,457	27,900
Mortgage interest expense	(12,186)	(5,446)	(28,769)	(14,545)
Net interest income	4,669	4,421	12,688	13,355
Total net revenues	$43,867	$28,994	$120,564	$83,507
Gain on loans, net
The components of our gain on loans, net for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Gain on sale of loans, net	$36,249	$15,836	$91,542	$44,032
Broker revenue	1,608	2,441	5,114	7,184
Loan repurchase reserve recovery	(1,436)	3,226	1,113	10,168
Total gain on loans, net	$36,421	$21,503	$97,769	$61,384
Gain on sale of loans, net increased $20.4 million or 129% to $36.2 million for the three months ended September 30, 2025 compared to $15.8 million for the three months ended September 30, 2024. The increase in gain on sale of loans, net was largely driven by the increase of Funded Loan Volume, which was driven by increases in home equity products.
Gain on sale of loans, net increased $47.5 million or 108% to $91.5 million for the nine months ended September 30, 2025 compared to $44.0 million for the nine months ended September 30, 2024. The increase in gain on sale of loans, net was largely driven by the increase of Funded Loan Volume, which was driven by increases in home equity products.
Broker revenue decreased $0.8 million, or 34% to $1.6 million for the three months ended September 30, 2025, compared to $2.4 million for the three months ended September 30, 2024. The decrease in broker revenue was primarily driven by the reduction in B2B Loan Volume due to the conclusion of our integrated relationship partnership with Ally. This was offset by broker revenue earned for originating loans for third-parties in our Retail channel.
Broker revenue decreased $2.1 million, or 28.8% to $5.1 million for the nine months ended September 30, 2025, compared to $7.2 million for the nine months ended September 30, 2024. The decrease in broker revenue was primarily driven by the reduction in B2B Loan Volume due to the conclusion of our integrated relationship partnership with Ally. This was offset by broker revenue earned for originating loans for third-parties in our Retail channel.
Loan repurchase reserve recovery decreased $4.7 million or 145%, to a provision of $1.4 million for the three months ended September 30, 2025, compared to a recovery of $3.2 million for the three months ended September 30, 2024. The loan repurchase reserve has decreased as our estimate for potential loss exposure has declined as we no longer have exposure to the historical periods when we had a significantly higher funded loan volume. The reduction in potential loss exposure results in a reduction in the loan repurchase reserve liability which is recognized as a recovery within gain on loans, net.

Loan repurchase reserve recovery decreased $9.1 million or 89.1%, to a recovery of $1.1 million for the nine months ended September 30, 2025, compared to a recovery of $10.2 million for the nine months ended September 30, 2024. The loan repurchase reserve has decreased as our estimate for potential loss exposure has declined as we no longer have exposure to the historical periods when we had a significantly higher funded loan volume. The reduction in potential loss exposure results in a reduction in the loan repurchase reserve liability which is recognized as a recovery within gain on loans, net.
Other Revenue
The components of other revenue for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
International lending revenue	$2,267	$1,190	$5,241	$3,517
Insurance services	587	438	2,085	1,614
Real estate services	466	753	1,564	1,753
Other revenue/(loss)	(543)	689	1,217	1,884
Total other revenue	$2,777	$3,070	$10,107	$8,768
International lending revenue increased $1.1 million, or 91% to $2.3 million for the three months ended September 30, 2025 compared to $1.2 million for the three months ended September 30, 2024. The increase in international lending revenue was primarily driven by increased operations in U.K. brokerage businesses.
International lending revenue increased $1.7 million, or 49.0% to $5.2 million for the nine months ended September 30, 2025 compared to $3.5 million for the nine months ended September 30, 2024. The increase in international lending revenue was primarily driven by increased operations in U.K. brokerage businesses.
Insurance services increased $0.1 million, or 34.0% to $0.6 million for the three months ended September 30, 2025 compared to $0.4 million for the three months ended September 30, 2024. The increase in insurance services was primarily driven by an increase in insurance related revenue from the U.K.
Insurance services increased $0.5 million, or 29.2% to $2.1 million for the nine months ended September 30, 2025 compared to $1.6 million for the nine months ended September 30, 2024. The increase in insurance services was primarily driven by an increase in insurance related revenue from the U.K.
Real estate services decreased $0.3 million, or 38% to $0.5 million for the three months ended September 30, 2025 compared to $0.8 million the three months ended September 30, 2024 due to a decrease in real estate transaction volume driven by the conclusion of the integrated relationship partnership with Ally and its use as a source of referrals for real estate services.
Real estate services decreased $0.2 million, or 10.8% to $1.6 million for the nine months ended September 30, 2025 compared to $1.8 million for the nine months ended September 30, 2024 due to a decrease in real estate transaction volume driven by the conclusion of the integrated relationship partnership with Ally and its use as a source of referrals for real estate services.
Other revenue decreased by $1.2 million, or 178.8% to $(0.5) million for the three months ended September 30, 2025 compared to $0.7 million for the three months ended September 30, 2024. The decrease in other revenue was primarily driven by mortgage and non-mortgage loan servicing activities in the U.S. and U.K.
Other revenue decreased by $0.7 million, or 35.4% to $1.2 million for the nine months ended September 30, 2025 compared to $1.9 million for the nine months ended September 30, 2024. The decrease in other revenue was primarily driven by mortgage and non-mortgage loan servicing activities in the U.S. and U.K.

Net Interest Income
The components of our net interest income for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Mortgage interest income	$7,075	$5,400	$21,298	$12,832
Interest income on loans held for investment	6,560	705	12,333	1,008
Interest income from investments	3,220	3,762	7,826	14,060
Warehouse interest expense	(5,627)	(3,178)	(14,142)	(7,575)
Interest expense on customer deposits	(6,559)	(637)	(12,916)	(1,007)
Other interest expense	—	(1,631)	(1,711)	(5,963)
Total net interest income/(loss)	$4,669	$4,421	$12,688	$13,355
Mortgage interest income increased $1.7 million, or 31% to $7.1 million for the three months ended September 30, 2025 compared from $5.4 million of the three months ended September 30, 2024. The increase in mortgage interest income was primarily driven by the increase in origination volume and the mortgage interest income earned on the unpaid principal balance for loans held and serviced during the interim between the origination of the loan and its sale on the secondary market.
Mortgage interest income increased $8.5 million, or 66.0% to $21.3 million for the nine months ended September 30, 2025 compared from $12.8 million of the nine months ended September 30, 2024. The increase in mortgage interest income was primarily driven by the increase in origination volume and the mortgage interest income earned on the unpaid principal balance for loans held and serviced during the interim between the origination of the loan and its sale on the secondary market.
Interest income on loans held for investment increased $5.9 million, or 830.5% to $6.6 million for the three months ended September 30, 2025 compared to $0.7 million for the three months ended September 30, 2024. The increase in interest income on loans held for investment was driven by increased originations of loans held for investment in our U.K. banking operations. Loans held for investment was $623.4 million and $81.4 million as of September 30, 2025 and 2024.
Interest income on loans held for investment increased $11.3 million, or 1,124% to $12.3 million for the nine months ended September 30, 2025 compared to $1.0 million for the nine months ended September 30, 2024. The increase in interest income on loans held for investment was driven by increased originations of loans held for investment in our U.K. banking operations. Loans held for investment was $623.4 million and $81.4 million as of September 30, 2025 and 2024.
Interest income from investments decreased $0.5 million, or 14% to $3.2 million for the three months ended September 30, 2025 compared to $3.8 million for the three months ended September 30, 2024. The decrease in interest income from investments was primarily driven by decreased holdings of investments with maturities less than 90 days which was partially offset by increases in holdings of short-term investments with maturities of 91 days to a year.
Interest income from investments decreased $6.2 million, or 44.3% to $7.8 million for the nine months ended September 30, 2025 compared to $14.1 million for the nine months ended September 30, 2024. The decrease in interest income from investments was primarily driven by decreased holdings of investments with maturities less than 90 days which was partially offset by increases in holdings of short-term investments with maturities of 91 days to a year.
Warehouse interest expense increased $2.4 million, or 77% to $5.6 million for the three months ended September 30, 2025 compared to $3.2 million for the three months ended September 30, 2024. The increase in warehouse interest expense was primarily driven by increased borrowings on funding facilities used in the mortgage production process to meet the increased origination volume.
Warehouse interest expense increased $6.6 million, or 86.7% to $14.1 million for the nine months ended September 30, 2025 compared to $7.6 million for the nine months ended September 30, 2024. The increase in warehouse interest expense was primarily driven by increased borrowings on funding facilities used in the mortgage production process to meet the increased origination volume.

Interest expense on customer deposits increased $5.9 million, or 930% to $6.6 million for the three months ended September 30, 2025 compared to $0.6 million for the three months ended September 30, 2024. The increase in interest expense on customer deposits was driven by increased customer deposits which in turn fund our loans held for investment in our U.K. banking operations. The balance of customer deposits was $694.8 million and $97.8 million as of September 30, 2025 and 2024.
Interest expense on customer deposits increased $11.9 million, or 1183% to $12.9 million for the nine months ended September 30, 2025 compared to $1.0 million for the nine months ended September 30, 2024. The increase in interest expense on customer deposits was driven by increased customer deposits which in turn fund our loans held for investment in our U.K. banking operations. The balance of customer deposits was $694.8 million and $97.8 million as of September 30, 2025 and 2024.
Other interest expense decreased $1.6 million, or 100% to none for the three months ended September 30, 2025 compared to $1.6 million for the three months ended September 30, 2024. Other interest expense is related to interest expense on our Convertible Notes which were extinguished as part of the Exchange per Note 10 in April 2025. As part of the TDR accounting, the interest on the Senior Notes has been recognized up front as part of the new carrying value.
Other interest expense decreased $4.3 million, or 71.3% to $1.7 million for the nine months ended September 30, 2025 compared to $6.0 million for the nine months ended September 30, 2024. Other interest expense is related to interest expense on our Convertible Notes which were extinguished as part of the Exchange per Note 10 in April 2025. As part of the TDR accounting, the interest on the Senior Notes has been recognized up front as part of the new carrying value.
Expenses
The components of our expenses for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Compensation and benefits	41,287	37,752	129,367	111,079
General and administrative	10,167	12,611	33,304	41,813
Technology	6,726	7,249	20,856	19,289
Marketing and advertising	10,490	12,101	30,317	25,186
Loan origination expense	3,728	3,774	10,154	7,142
Depreciation and amortization	3,398	8,259	10,908	25,323
Other expenses/(income)	7,051	1,332	11,226	270
Total operating expenses	$82,847	$83,078	$246,132	$230,102
Compensation and benefits expenses were $41.3 million for the three months ended September 30, 2025, an increase of $3.5 million or 9% compared with $37.8 million for the three months ended September 30, 2024. We increased our headcount between the two periods, and increased incentive compensation as a result of increased production volume, which lead to an increase in compensation and benefits. The increase in headcount was primarily in the second quarter of 2025 as we began to ramp up our Retail channel.
Compensation and benefits expenses were $129.4 million for the nine months ended September 30, 2025, an increase of $18.3 million or 16% as compared with $111.1 million for the nine months ended September 30, 2024. We increased our headcount between the two periods, and increased incentive compensation as a result of increased production volume, which lead to an increase in compensation and benefits. The increase in headcount was primarily in the second quarter of 2025 as we began to ramp up our Retail channel.
General and administrative expenses were $10.2 million for the three months ended September 30, 2025, a decrease of $2.4 million or 19% as compared with $12.6 million in the three months ended September 30, 2024. The decrease in general and administrative expenses was driven primarily by decreases in rent and occupancy expenses and reductions in insurance premiums.
General and administrative expenses were $33.3 million for the nine months ended September 30, 2025, a decrease of $8.5 million or 20.4% as compared with $41.8 million in the nine months ended September 30, 2024. The decrease in general and administrative expenses was driven primarily by decreases in rent and occupancy expenses and reductions in insurance premiums.
Technology expenses were $6.7 million for the three months ended September 30, 2025, a decrease of $0.5 million or 7% as compared with $7.2 million in the three months ended September 30, 2024. The decrease in technology expenses was driven primarily by the reduction of costs related to software vendors.
Technology expenses were $20.9 million for the nine months ended September 30, 2025, an increase of $1.6 million or 8.1% as compared with $19.3 million in the nine months ended September 30, 2024. The increase in technology expenses was driven primarily by an increase in costs associated with software vendors. This was driven by increased headcount as we ramped up our Retail channel in the first half of 2025, which required the purchase of additional software licenses.
Marketing and advertising expenses were $10.5 million for the three months ended September 30, 2025, a decrease of $1.6 million or 13% as compared with $12.1 million in the three months ended September 30, 2024. The decrease is due to the recent lower marketing expense required by the Retail channel and the increased conversion across all channels driven by further advancements in our internal AI technology.
Marketing and advertising expenses were $30.3 million for the nine months ended September 30, 2025, an increase of $5.1 million or 20.4% as compared with $25.2 million in the nine months ended September 30, 2024. The increase is due to higher investment to drive volume for our new Retail channel as well as spend attributed to a pilot program with our newly signed fintech partnership.
Loan origination expenses were $3.7 million for the three months ended September 30, 2025, a decrease of $0.1 million or 1%, as compared with $3.8 million in the three months ended September 30, 2024. The decrease in loan origination expenses driven by further optimization of our loan origination vendors.
Loan origination expenses were $10.2 million for the nine months ended September 30, 2025, and increase of $3.0 million or 42.2%, as compared with $7.1 million in the nine months ended September 30, 2024. The increase in loan origination expenses was driven by an increase in origination volume.
Other expenses/(income) were $7.1 million for the three months ended September 30, 2025, an increase of $5.7 million or 429%, as compared with $1.3 million in the three months ended September 30, 2024. The increase in other expenses was primarily driven by an increase on liability classified warrants and equity related liabilities as a result of the increased trading price of our common stock.
Other expenses/(income) were $11.2 million for the nine months ended September 30, 2025, an increase of $11.0 million or 4057.8%, as compared with $0.3 million in the nine months ended September 30, 2024. The increase in other expenses was primarily driven by an increase on liability classified warrants and equity related liabilities as a result of the increased trading price of our common stock.
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

The following table presents a reconciliation of Net Income (Loss) to Adjusted Net Loss and Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Adjusted Net Loss
Net (loss) income	$(39,125)	$(54,210)	$(125,952)	$(147,067)
Stock-based compensation expense (1)	4,271	5,487	12,556	21,812
Change in fair value of warrants and equity related liabilities (2)	5,578	(206)	5,923	(927)
Restructuring, impairment, and other expenses (3)	817	43	2,593	948
Adjusted Net Loss	$(28,459)	$(48,886)	$(104,880)	$(125,234)
Adjusted EBITDA
Net (loss) income	$(39,125)	$(54,210)	(125,952)	$(147,067)
Income tax expense / (benefit)	145	126	384	472
Depreciation and amortization expense (4)	3,398	8,259	10,908	25,323
Stock-based compensation expense (1)	4,271	5,487	12,556	21,812
Interest and amortization on non-funding debt (5)	—	1,631	1,711	5,962
Restructuring, impairment, and other expenses (3)	817	43	2,593	948
Change in fair value of warrants and equity related liabilities (2)	5,578	(206)	5,923	(927)
Adjusted EBITDA	$(24,915)	$(38,870)	$(91,877)	$(93,477)
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

Liquidity and Capital Resources
In our normal course of business, excluding HELOCs, we fund substantially all of our Funded Loan Volume on a short-term basis primarily through our warehouse lines of credit. Our borrowings are repaid with the proceeds we receive from the sale of our loans to our loan purchaser network, which includes government-sponsored enterprises (“GSEs”). As of September 30, 2025, we had three warehouse lines of credit in different amounts and with various maturities, with an aggregate available amount of $575.0 million.
As of September 30, 2025 and December 31, 2024, we had loans held for investment of $623.4 million and $111.5 million, respectively. The growth in loans held for investment has been primarily funded with customer deposits which are held at the U.K. banking entity. As of September 30, 2025 and December 31, 2024, we had customer deposits of $694.8 million and $134.1 million, respectively.
We have also raised capital via the closing of the Business Combination in August 2023, which resulted in gross proceeds of approximately $568 million. Of the total gross proceeds, $528.6 million was in the form of Convertible Notes issued by Better to SB Northstar LP. During the second quarter of 2025, we entered into the Note Exchange Agreement to exchange our existing Convertible Notes for $155.0 million of Senior Notes and a cash payment of $110.0 million as further discussed below.

We have also raised capital through an at-the-market equity offering program (“ATM Program”) for sales of up to $75.0 million of our Class A common stock pursuant to our effective shelf registration statement on Form S-3 and the related prospectus supplement dated September 26, 2025. Further details discussed below.
We believe that funds provided by these sources will be adequate to meet our liquidity and capital resource needs for at least the next 12 months under current operating conditions.
Warehouse Lines of Credit
As of September 30, 2025 and December 31, 2024, we had the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	Amount Outstanding September 30, 2025	Amount Outstanding December 31, 2024
Funding Facility 1 (1)	May 13, 2025	—	—	60,747
Funding Facility 2 (2)	March 6, 2026	150,000	92,016	74,472
Funding Facility 3 (3)	June 30, 2026	175,000	138,997	108,851
Funding Facility 4 (4)	April 5, 2026	250,000	118,758	—
Total warehouse lines of credit		$575,000	$349,771	$244,070

__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. During the second quarter of 2025, Funding Facility 1 was terminated prior to maturity.
(2)Interest charged under the facility is at the 30-day term SOFR plus 2.10% - 2.50%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(3)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. There is no cash collateral deposit maintained as of September 30, 2025.
(4)Interest charged under the facility is at the daily simple SOFR plus 1.75% - 2.50%. There is no cash collateral deposit maintained as of September 30, 2025.

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
The carrying value of the Senior Notes of $200.4 million as of September 30, 2025 and is made up of the total future undiscounted cash flows which includes principal of $155.0 million and interest make-whole as well as a redemption premium of $45.4 million.
At-the-Market Offering Program
On September 26, 2025, the Company implemented the ATM Program for sales of up to $75.0 million of its Class A common stock pursuant to its effective shelf registration statement on Form S-3 (File No. 333-287335) and the related prospectus supplement dated September 26, 2025. The Company entered into separate sales agreements with Cantor Fitzgerald & Co. and BTIG, LLC (each an “Agent” and collectively, the “Agents”), under which it may offer and sell shares of its Class A common stock from time to time through the Agents, either as sales agents or as principals. Each Agent is entitled to a commission of 2.0% of the gross sales price of all shares sold through it as Agent.
During the three and nine months ended September 30, 2025, the Company sold 9,917 shares of Class A common stock under the ATM Program for total gross proceeds of $0.6 million. The Company incurred commissions and other offering expenses of an immaterial amount. As of September 30, 2025, approximately $74.4 million remained available for issuance under the ATM Program. Subsequent to September 30, 2025 and through November 13, 2025, the Company sold 278,978 shares of Class A common stock under the ATM Program for total gross proceeds of $17.1 million and net proceeds of approximately $16.8 million, after deducting aggregate commissions and offering expenses of approximately $0.3 million. As of November 13, 2025, approximately $57.3 million remained available for issuance under the ATM Program.
The Company intends to use any net proceeds from the ATM Program for general corporate purposes, including working capital and to increase its warehouse line capacity to finance anticipated growth in loan production and funded loan volume. If fully utilized, the ATM Program is expected to significantly increase the Company’s warehouse line capacity and support an increase in monthly originations.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(109,305)	$(273,945)
Net cash (used in) provided by investing activities	$(589,529)	$(111,825)
Net cash provided by (used in) financing activities	$555,373	$93,108
Nine Months Ended September 30, 2025 as Compared to Nine Months Ended September 30, 2024
Operating Activities
Net cash used by operating activities was $109 million for the nine months ended September 30, 2025, a decrease of $165 million, or 60%, compared to net cash used by operating activities of $274 million for the nine months ended

September 30, 2024. The decrease in net cash used by operating activities was primarily driven by loan originations in excess of proceeds from sales of loans for the nine months ended September 30, 2024 while loan originations remained relatively even with proceeds from sales of loans for the nine months ended September 30, 2025.
Investing Activities
Net cash used in investing activities was $590 million for the nine months ended September 30, 2025, an increase of $478 million, or 427%, compared to net cash used in investing activities of $112 million for the nine months ended September 30, 2024. The increase in cash used in investing activities primarily consists of purchases in excess of maturities of short-term investments, as well as originations of loans held for investment, both of which are through our U.K. banking entity which the Company has focused on growing during the nine months ended September 30, 2025. Loans held for investment are funded from our cash on hand as well as growth in customer deposits held by our U.K. banking entity, which is included within financing activities.
Financing Activities
Net cash provided by financing activities was $555.4 million for the nine months ended September 30, 2025, an increase of $462 million, or 496%, compared to net cash provided by financing activities of $93 million for the nine months ended September 30, 2024. The increase in cash provided by financing activities was primarily driven by an increase in customer deposits, namely through our U.K. banking entity and was offset by $110.0 million payment against our Convertible Notes as part of the Exchange.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the period ended September 30, 2025, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2024, which are included in our 2024 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and, as a result, are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, due to the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2025.
Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.
Material Weaknesses
As previously disclosed in Part II, Item 9A. “Controls and Procedures” of our 2024 Annual Report on Form 10-K, we have identified the following material weaknesses in our internal control over financial reporting, which were not remediated as of September 30, 2025:

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
Actions specific to the remediation of the material weakness in internal control over financial reporting during the year ended December 31, 2024, and quarter ended September 30, 2025, related to the company’s tone at the top including demonstration of a commitment to integrity and ethical values, and the establishment of structures, reporting lines, and appropriate authorities and responsibilities.
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
•We have identified and evaluated the design and effectiveness of a suite of Entity Level Controls which set the tone at the top, establish and check adherence to standards of conduct, and address deviations promptly.
•We have identified and evaluated the design and effectiveness of certain Entity Level Controls which establish, with governance body oversight, structures, reporting lines and appropriate authorities across the business.
Actions specific to the remediation of the material weaknesses in internal control over financial reporting during the year ended December 31, 2024 and quarter ended September 30, 2025 related to 1) maintaining an effective control environment and implementing proper control activities and 2) review and oversight of complex accounting valuations provided through third parties.
•We continuously focus on identifying individuals with the appropriate skills and competence to fulfill responsibilities of internal controls over financial reporting and technical accounting matters.
•We have invested in key accounting resources with appropriate skill sets.  Additionally, management will engage third party resources in order to continue and maintain an organizational structure that supports accounting and internal control responsibilities.
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
Changes in Internal Control over Financial Reporting
Except for as described above, there were no changes during the quarter ended September 30, 2025, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of these risks, please see the section entitled “Risk Factors” in Part I, Item 1A. in our Annual Report on Form 10-K, filed with the SEC on March 19, 2025. Other than as described below, there have been no material changes to the risk factors disclosed therein.
Risks Related to Ownership of Common Stock and Better Home & Finance Operating as a Public Company
Future sales, or the perception of future sales, of our Class A common stock in the public market or other financings could cause our stock price to decline.
In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including senior or subordinated notes and classes of preferred stock. For example, in September 2025, the Company implemented the ATM Program for sales of up to $75.0 million of our Class A common stock pursuant to its effective shelf registration statement on Form S-3 (File No. 333-287335) and the related prospectus supplement dated September 26, 2025. All of the shares sold or to be sold in the ATM Program upon issuance have been, and will continue to be, freely tradable without restriction or further registration under the Securities Act, unless these shares are purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). Please see Note 17 within the unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q for sales of shares of the Company’s Class A common stock under the ATM program.
We may also seek authorization to sell additional shares of our Class A common stock through other means which could lead to additional dilution for our stockholders. If we decide to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under an indenture, rights to restrict dividend payments, and rights to require approval to sell assets. In addition, shares of Class A common stock issuable upon exercise of outstanding warrants, options, restricted stock units and shares reserved for future issuance under our incentive stock plan or stock purchase plan will be eligible for sale in the public market to the extent permitted by applicable vesting requirements and, in some cases, subject to compliance with the requirements of Rule 144. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under securities laws
Sales of a substantial number of shares of our Class A common stock in the public market by us or existing stockholders, or the perception that such sales might occur in the future or the occurrence of other financings, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. The registration of shares of Class A common stock for resale creates the possibility of a significant increase in the supply of our Class A common stock in the market. The increased supply, coupled with the potential disparity in purchase prices, could lead to heightened selling pressure, which could negatively affect the public trading price of our Class A common stock.
The market price of our Class A common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.
The market price of our Class A common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:
•comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;
•large stockholders exiting their position in our Class A common stock or an increase or decrease in the short interest in our Class A common stock;
•actual or anticipated fluctuations in our financial and operating results;
•changes in the economic performance or market valuations of other issuers that investors deem comparable to us;
•continued access to working capital funds;
•addition or departure of our executive officers and other key personnel;

•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•the announcement of new customers, partners or suppliers;
•sales or perceived sales of additional Class A common stock;
•news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry;
•negative public perception of us, our management, or our industry; and
•overall general market fluctuations.
Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, on September 22, 2025, our Class A common stock experienced an intra-day trading high of $94.06 per share and a low of $33.24 per share. In addition, from January 22, 2025 to November 10, 2025, the closing price of our Class A common stock on Nasdaq ranged from as low as $9.25 to as high as $86.07 and daily trading during this period volume ranged from approximately 10,900 to 8,344,100 shares. During this time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. These and other external factors have caused and may continue to cause the market price and demand for our Class A common stock to fluctuate, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock.
Information available in public media that is published by third parties, including blogs, articles, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate.
We have received, and may continue to receive, media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This includes coverage that is not attributable to statements made by our directors, officers or employees. You should read carefully, evaluate and rely only on the information contained in this prospectus supplement, the accompanying prospectus or any applicable free writing prospectus filed with the SEC in determining whether to purchase our shares of Class A common stock. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our Class A common stock, which could cause losses to your investments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) As previously disclosed in a Current Report on Form 8-K filed on October 3, 2025, Kevin Ryan, the Company's Chief Financial Officer, notified the Company that he would be retiring from the Company. Effective November 14, 2025, Mr. Ryan is stepping down as the Company's Chief Financial Officer. While the Company continues its search for a new Chief Financial Officer, Mr. Ryan is expected to continue to assist the Company to facilitate an orderly transition of his duties to his successor.
(b) None.
(c) Insider trading arrangements and policies.

Other than as described below, during the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. However, certain of our directors or officers have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.
On September 10, 2025, Chad Smith, President and Chief Operating Officer of Better Mortgage Corporation, a wholly owned subsidiary of the Company, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2025 Smith Trading Arrangement”). The 2025 Smith Trading Arrangement provides for the sale of up to 18,000 shares of the Company’s Class A common stock with a plan end date of November 30, 2026.
On September 11, 2025, Paula Tuffin, the Company’s General Counsel, Chief Compliance Officer and Corporate Secretary, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2025 Tuffin Trading Arrangement”). The 2025 Tuffin Trading Arrangement provides for the sale of up to 24,000 shares of the Company’s Class A common stock with a plan end date of June 30, 2026.

Item 6. Exhibits.

Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Better Home & Finance Holding Company	10-K	3.1	April 8, 2024
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Better Home & Finance Holding Company, dated August 16, 2024	8-K	3.1	August 19, 2024
3.3	Bylaws of Better Home & Finance Holding Company	8-K	3.2	August 25, 2023
10.1	Form of At-the-Market Sales Agreement, dated September 26, 2025	8-K	1.1	September 29, 2025
10.2*	Director Compensation Policy
10.3*	Amendment No. 1 to Chairman Agreement, dated August 7, 2025
10.4*	Board Observer Agreement, effective August 7, 2025, between Better Home & Finance Holding Company and SB Northstar LP
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained Exhibit 101)
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

BETTER HOME & FINANCE HOLDING COMPANY

Date: November 13, 2025	By:	/s/ Kevin Ryan
Name: Kevin Ryan
Title: Chief Financial Officer