Form 10-K
period 2025-12-31
Better Home & Finance Holding Co
filed 2026-03-13
CIK 1835856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _______
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $169 million, based on the closing price of $12.39 per share of Class A common stock as reported on the Nasdaq Capital Market.
As of March 2, 2026, there were 10,639,547 shares of Class A common stock, 4,372,800 shares of Class B common stock and 1,437,545 shares of Class C common stock of the Registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

Auditor Firm PCAOB ID: 34    Auditor Name: Deloitte & Touche LLP     Auditor Location: New York, NY

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that reflect future plans, business strategy, estimates, beliefs and expected performance. Forward-looking statements are all statements other than historical fact. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, the words “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information.
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including those risks, uncertainties and other factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report.
Forward-looking statements are not guarantees of actual results or future performance. There can be no assurance that future developments affecting us will be those that we have anticipated. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those described in these forward-looking statements.

RISK FACTORS SUMMARY
The following is a summary of certain of the principal risks that may materially adversely affect our business, financial condition, results of operations or liquidity. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are described in Part I, Item 1A. “Risk Factors” in this Annual Report.
Risks related to our operating history, business model, growth and financial condition
•Our business and results of operations are highly sensitive to interest rates and volatility.
•Loss of our key leadership could have a material adverse effect on our business.
•We have a history of operating losses and may not achieve and maintain profitability in the future.
•We may be unable to effectively maintain and develop certain relationships with third-party vendors and key commercial partners, which could have a material adverse effect on our ability to attract customers and grow our business.
•We depend on our ability to sell loans and mortgage servicing rights (“MSRs”) in the secondary market to a limited number of loan purchasers, including government-sponsored enterprises (“GSE”) and other secondary market participants.
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
Risks related to our market, industry, and general economic conditions
•Our business and our mortgage loan origination revenues are highly dependent on macroeconomic and U.S. residential real estate conditions.
•Our business is highly dependent on the GSEs, including Fannie Mae and Freddie Mac, and certain other U.S. government agencies, and any changes in these entities or agencies or their current roles could have a material adverse effect on our business.

Risks related to our global operations
•We have operations in the United Kingdom and India, which subject us to certain operational challenges, laws and regulations, and political or economic risks that we have limited experience in navigating.
Risks related to our products and customers
•We face intense competition that could materially and adversely affect us.
•Our business depends heavily on our mortgage loan production business, and our ability to develop, refine, and successfully scale new and existing products
Risks related to our technology and intellectual property
•Issues related to the development, proliferation and use of artificial intelligence (“AI”) could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.
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
Risks related to our indebtedness and warehouse lines of credit
•We rely on our warehouse lines to fund loans and otherwise operate our business. If one or more facilities are terminated or otherwise become unavailable to use, we may be unable to find replacement financing at commercially favorable terms, or at all, which could have a material adverse effect on our business.
•Fluctuations in the interest rate of our facilities or the value of the collateral underlying certain of these facilities could have a material adverse effect on our liquidity.
Risks related to our regulatory environment
•We operate in a heavily regulated industry, and our loan production and real estate brokerage activities, title and settlement services activities and homeowners insurance agency activities expose us to risks of noncompliance with a large and increasing body of complex laws and regulations at the U.S. federal, state and local levels, which, at times, may be inconsistent.
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
•The market price of our Class A common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.

Part I
Item 1. Business
The Business Combination
On August 22, 2023, we consummated the transactions contemplated by the Agreement and Plan of Merger (as amended, the “Merger Agreement”), by and among Aurora Acquisition Corp. (“Aurora”), Better Holdco, Inc. (“Pre-Business Combination Better”), and Aurora Merger Sub I, Inc., formerly a wholly owned subsidiary of Aurora (“Business Combination”). In connection with the closing of the transactions contemplated by the Merger Agreement, the Company’s Class A common stock and Warrants began trading on the Nasdaq Global Market and Nasdaq Capital Market, respectively, under the ticker symbols “BETR” and BETRW.” On March 13, 2024, the listing of the Company’s Class A common stock and warrants transferred from the Nasdaq Global Market to the Nasdaq Capital Market.
Unless otherwise indicated, references to “Better,” “Better Home & Finance,” the “Company,” “we,” “us,” “our” and other similar terms refer to (i) Pre-Business Combination Better and its consolidated subsidiaries prior to the closing of the Business Combination and (ii) Better Home & Finance and its consolidated subsidiaries following the closing of the Business Combination.
Overview
We are a technology-enabled homeownership company that offers mortgage, home equity, and other homeownership products through a digital platform. Our services are designed to support customers across key stages of the homeownership cycle including purchase, ownership, refinance, and sale. Founded in 2015, we built our business with a technology-first approach. Our proprietary platform supports both consumer-facing offerings and offerings provided to third-party strategic partners and is designed to scale across products, channels, and market conditions.
The home is among the world’s largest, oldest, and most tangible asset classes and yet, while other industries are undergoing end-to-end digital transformations, the homeownership journey remains mired in legacy inefficiencies. High transaction costs, regulatory complexity, and sprawling intermediary stack come at the expense of the consumer, leading to frustration and impeding digital adoption. The homeownership experience is unnecessarily slow, convoluted, and analog; in sum, we believe it is broken.
Our advanced technology stack, which we call Tinman®, enables us to deliver on what we believe is most important for our customers: a seamless experience, time saved, and higher certainty on the single biggest financial decision of their lives.
For the year ended December 31, 2025, our Funded Loan Volume was $4.7 billion, compared to $3.6 billion for the year ended December 31, 2024, representing a year-over-year increase of approximately 32%. Our revenue was $164.9 million for the year ended December 31, 2025, compared to $108.5 million for the year ended December 31, 2024, representing a year-over-year increase of approximately 52%. We recorded a net loss of $165.9 million for the year ended December 31, 2025, compared to a net loss of $206.3 million for the year ended December 31, 2024, representing a 20% year-over-year decrease.
Our Products and Services
We offer a range of products and services designed to support the homeownership lifecycle. These include consumer-facing mortgage and related homeownership products, as well as technology-enabled offerings provided to third-party strategic partners. Our offerings are supported by our proprietary technology platform, Tinman, which enables digital delivery, automation, and integration across these activities.
Home Finance
Home Finance offers a range of residential mortgage loan products for home purchase and refinance, including cash-out refinance and debt consolidation, and home equity, across various maturities and interest rate structures. Our offerings include GSE-conforming loans, Federal Housing Administration (“FHA”) insured loans, Department of Veterans Affairs (“VA”) guaranteed loans, and jumbo loans.
We sell the mortgage loans we originate into a network of loan purchasers, including GSEs, banks, insurance companies, asset managers, and mortgage real estate investment trusts, and we earn revenue upon the sale of each loan. The majority of the loans we originate conform to the underwriting standards of Fannie Mae and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

As of December 31, 2025, we were licensed to originate mortgage loans in all 50 states and the District of Columbia across a range of credit and income profiles. In addition to first-lien mortgage products, we offer home equity lines of credit and closed-end second-lien loans to enable customers to access equity in their homes.
Tinman AI Platform
The Tinman AI Platform (“Tinman”) includes access to our proprietary technology in connection with mortgage origination activities, including technology-enabled underwriting, loan processing, compliance support, capital markets connectivity, and related back-office functionality. In certain arrangements, partners integrate Tinman into their existing internal digital operations to support mortgage origination activities and pay fees to the Company based on funded loans processed through the platform.
In other arrangements, Tinman is integrated into a strategic partner’s customer-facing application or workflow, and we originate mortgage loans directly using our Home Finance products for the partner’s customers. The scope, pricing structure and responsibilities under these arrangements vary by partner.
Better Plus
We complement our residential mortgage loan products through Better Plus, which includes a set of non-mortgage homeownership products and services offered primarily through third-party strategic partners. These offerings include referrals to real estate agents, title insurance and settlement services provided through third-party providers, and access to homeowners insurance policies through a digital marketplace of insurance partners. In these arrangements, we generally act as an agent or referral source and receive fees from third-party providers. Better Plus products are integrated into our platform to support customers throughout the homeownership process.
International Lending & Services
Through our U.K. subsidiary, Birmingham Bank, and related U.K. homeownership businesses, we offer residential mortgage and related financial products to customers in the United Kingdom. Our U.K. operations utilize a technology-first approach to address a market we believe is similarly encumbered by legacy inefficiencies. We are in the process of exiting our non-core international operations.
Our Technology
Our products and services are supported by Tinman and our voice-based AI assistant, Betsy. Tinman is a digital loan origination and workflow platform that uses AI and automation to integrate customer-facing applications, internal operational tools, and third-party systems to support mortgage origination and related homeownership services. Betsy assists customers with mortgage application inquiries and the collection of required application information and is designed to interact directly with customers as part of the loan origination process and to support more efficient completion of application workflows.
Tinman serves as the system of record for our Home Finance, Platform Services, and Better Plus offerings. The platform aggregates customer and property data from direct user input and third-party sources through application programming interfaces (“APIs”), applies automated decisioning and rules-based logic, and orchestrates workflows across underwriting, processing, and closing activities. Tinman also supports pricing, document generation, task assignment, and connectivity with loan purchasers.
Tinman’s automated decisioning and workflow engine supports internal operations by collecting and processing data, coordinating tasks between customers and team members, and guiding mortgage transactions from application through closing, including through the use of third-party software where applicable. The platform also supports the matching of originated loans with loan purchasers based on applicable criteria. Through this approach, Tinman standardizes and automates portions of the loan production process, while maintaining appropriate human review.
Customers interact with Tinman primarily through digital interfaces to submit information, complete required tasks, review loan options, and access related homeownership products. In parallel, Tinman coordinates operational workflows by completing certain tasks through automation and routing other tasks to team members for review or completion. While we expect to continue to invest in automation and AI-enabled capabilities, portions of our loan production process require human involvement.

Distribution Channels
We reach our customers through two primary channels: (1) direct-to-consumer (D2C); and our (2) platform channel.
Under our D2C distribution channel, customers engage directly with Better through our website and complete the mortgage process under the Better Home & Finance brand. Customer relationships in this channel are initiated through performance-based digital marketing and other online media, with prospective borrowers directed to our platform to explore mortgage options and begin the application process.
Under our platform distribution channel, we engage with borrowers through third-party partners as well as through our in-market originations business. In both cases, Tinman is used as the underlying technology platform to support mortgage origination activities. Our previous Retail channel has been consolidated under the Platform channel.
In partner arrangements, third parties use Tinman to support their existing mortgage operations or to establish new mortgage origination capabilities. Depending on the structure of the arrangement, we may provide out Tinman technology, underwriting, processing, and related operational services, or we may originate mortgage loans directly using our Home Finance products for our strategic partners’ customers.
Tinman also supports our in-market originations business (previously referred to as our retail business), where mortgage demand is sourced primarily through referral- and relationship-based channels rather than direct-to-consumer marketing. Across both partner and in-market originations, our platform provides automated workflow, underwriting, and loan manufacturing capabilities that support mortgage origination at scale.
Our Competitive Strengths
We believe we have a number of competitive advantages that contribute to our success. We aim to provide our customers with superior experience and a wide selection of products to navigate their homeownership journey. We believe that lowering loan manufacturing costs and scaling our ecosystem will enable us to deliver increased value to our customers and contribute to our mission.
•Superior Customer Experience. Our customers use our integrated platform to seamlessly navigate the homeownership journey. Tinman enables our customers to interact with us on their schedule, allowing us to meet our customers where they are, be it digitally on our platform, or by phone, text, or email, 24/7. Our goal is to surface the most updated interest rates to our customers , and our tools provide them with flexibility to evaluate Home Finance and Better Plus products in real time as they move through our customer workflow.
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
•Labor Cost. We are working to re-engineer traditionally complex, manual and highly specialized loan workflows into simple tasks that can be partially completed through automation or with unspecialized lower-cost labor. Our digital platform orchestrates each transaction and simplifies the mortgage workflow to reduce complex tasks. Tinman aims to make our loan manufacturing team members more productive than the competition at a lower cost. We believe we can complete many of our transactions at a lower production labor cost per unit, seeking to pass savings on to our customers.
•Data Advantage. We operate in a fully-digital environment allowing us to track and analyze all workflows to optimize customer experience and operational efficiency. We frequently use data to improve our customer experience and maximize conversion. On the customer side, we capture up to 10,000 data points per customer during the loan transaction process. This enables us to save customers time and money by removing friction from manual re-entry of personal details and details on their home captured through the loan origination and appraisal process, reducing fatigue from dealing with numerous providers, offering them a combination of tailored products through our expanding homeownership platform.
•Limited Credit Exposure. Our business model is to manufacture loans to sell to our marketplace of secondary investors and partners, and we do not seek to retain assets for long periods of time. With every loan we produce, we aim to sell the loan and associated MSRs into our network of purchasers and not permanently retain loans or

MSRs on our balance sheet as part of our business model. As of December 31, 2025, we had no material MSRs on our balance sheet. Substantially all of the loans we produced, excluding home equity lines of credit, were conforming with GSE-guaranteed takeout, providing access to liquidity for our loans across market cycles. For jumbo loans, which are not GSE eligible, we enter into sale agreements with purchasers prior to lock, thereby limiting balance sheet exposure and credit risk for non-conforming loans.
Our Growth Strategies
We were launched with the mission of making homeownership better, faster and cheaper for all. We believe we can grow by enhancing our customer experience, expanding our customer base and providing additional products and services.
•Diversified Distribution Strategy. We seek to expand our mortgage origination capabilities by diversifying our distribution channels beyond direct-to-consumer digital marketing. While we continue to serve customers who prefer a fully digital, self-directed experience, we are also focused on reaching customers through partner relationships and locally oriented origination channels that emphasize referral- and relationship-based engagement.
We believe that different customer segments prefer different modes of interaction, particularly in purchase transactions, and that a multi-channel distribution approach enables us to meet customers where they are most comfortable transacting. We leverage Tinman to support these additional distribution channels by providing a centralized technology and fulfillment platform that enables consistent underwriting, processing, and operational execution across distribution models.
This approach is intended to broaden our reach, support purchase market growth, and enable scalable origination across a wider range of customer acquisition pathways.
•Conversion. We seek to drive growth by improving the conversion of prospective customers into funded loans through continued enhancements to operational efficiency, customer experience, and product offerings. We are focused on supporting customers earlier in the homeownership journey through improved customer engagement and technology-enabled workflows. In addition, by further automating elements of the loan manufacturing process, we aim to reduce friction and processing time, which may support improved customer outcomes and conversion rates.
•Enhance Technology Innovation. Our technology strategy is to fully automate the manual aspects of the homeownership process, allowing our team to focus on what people do best, building customer relationships. We will continue to invest to remove points of customer friction, making our technology more efficient and scalable as we continue to grow and add new products, further driving down our labor costs through automation.
•Customer Acquisition. We believe we have ample room to reach additional customers through data-driven marketing. We see growth opportunities to reach customers by further penetrating both existing and new performance marketing (pay-per-click) and digital media channels. Additionally, growth in organic traffic and maintaining and contacting our existing network of customers who may be eligible to transact are significant opportunities.
•Broadening U.S. Geographic and Product Coverage. We seek to expand our addressable market by increasing the availability of our products and services across the United States, subject to applicable licensing and regulatory requirements. While we are licensed in many jurisdictions, we do not currently offer all products in all locations. We plan to continue investing in infrastructure and compliance capabilities to broaden geographic coverage and expand our loan product offerings, including government-insured and non-agency products, as well as selected non-mortgage homeownership services, based on market demand.
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

We believe our integrated platform contributes to our ability to mitigate exposure to risk. Since Tinman tracks thousands of data points across each loan file, we are able to maintain a robust audit trail and support compliance with applicable state-specific and federal regulations across customer contact, pricing, underwriting and quality control. Throughout the loan process, we use third-party data that is pulled directly into our system via API to verify income, assets and other client information. We believe this data-focused approach results in lower delinquency and forbearance compared to the overall industry.
Our compliance program is kept current by our internal compliance team, whose members track regulatory updates, conduct thorough reviews of policies and procedures, investigate consumer complaints and other compliance incidents, and monitor the licensing and education requirements of our team members. The company employs dedicated associates within the compliance team that manage regulatory reporting and examination, helping us meet submission deadlines and respond to regulators in a timely manner. Additionally, the compliance team proactively audits and monitors various aspects of our origination process and initiates any necessary coaching and remediation measures. This team also takes an active role in the onboarding and ongoing monitoring of strategic partners, third-party providers in our Better Plus marketplace, and new loan purchasers on our platform by assessing risk and reviewing applicable documentation. Through our internal compliance team, we proactively monitor the reporting and revision of these processes and procedures to mitigate risk.
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
Our capital markets team helps mitigate interest rate risk in our loan production business by executing appropriate hedging trades between the time of interest rate lock and loan commitment to an investor. We institute different strategies depending on market conditions to provide our customers with attractive rates and promote the stability of our loan production pipeline and our liquidity. Our sources of liquidity include loan funding warehouse facilities, the loans we produce in conformity with GSE-guaranteed takeout, as well as cash on hand. As of December 31, 2025, we had three warehouse lines of credit in different amounts and with various maturities, with an aggregate available amount of $575.0 million.
We operate under hedging policies designed to mitigate the effects of any fluctuations in interest rates, and analyze our pull-through rates along the loan lifecycle and calibrate our hedging activity as market conditions change.
Our Competitors
We face competition across multiple aspects of the homeownership and mortgage origination process, including mortgage lending, real estate services, insurance offerings, and technology-enabled mortgage operations.
In our Home Finance business, we compete primarily with traditional banks and depository institutions, non-bank mortgage lenders, credit unions, and smaller regional and local lenders. Some of these competitors have greater brand recognition, access to lower-cost funding sources, or broader customer relationships through other financial products.
In our Tinman AI Platform business, we compete with mortgage technology providers and loan origination system (“LOS”) platforms that offer software and workflow tools to lenders and mortgage operators, as well as with service providers that offer outsourced underwriting, processing, or fulfillment capabilities. These competitors may include established mortgage technology platforms with large installed customer bases.
Across our businesses, competition is influenced by factors such as pricing, product breadth, service levels, customer experience, speed of execution, regulatory compliance capabilities, and the ability to integrate technology with operational execution. The regulatory environment for mortgage origination, including licensing and compliance requirements, creates barriers to entry for new participants but also imposes ongoing costs and constraints on our operations.
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
Government Regulations
We operate in a heavily regulated industry that is highly focused on consumer protection. The extensive regulatory framework to which we are subject includes U.S. federal, state and local laws, including various regulations and rules. Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory authority over all of our business lines. In addition, as a result of our operations in the United Kingdom, we are subject to additional regulation over parts of our business including by the Prudential Regulatory Authority of the Bank of England and the Financial Conduct Authority.
We incur significant ongoing costs to comply with the licensing and other legal requirements under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the” SAFE Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), among other federal statutes. The Consumer Financial Protection Bureau (“CFPB”), established under the Dodd-Frank Act, directly and significantly influences the regulation of residential mortgage loan originations. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage originators and servicers, including the Truth in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Fair Credit Reporting Act (“FCRA”), and Fair Debt Collection Practices Act (“FDCPA”).
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
We also are subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the loans we produce or facilitate and/or service. This includes, but is not limited to, Fannie Mae, Freddie Mac, the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the FHA and the VA. Regulatory standards set by these entities may change in ways that impact our business. In addition, we are subject to periodic reviews and audits by the GSEs, the FHA, the Federal Trade Commission (“FTC”), non-agency securitization trustees and others. This broad and extensive supervisory and enforcement oversight will continue to occur in the future. We also may be subject to judicial and administrative decisions that impose requirements and restrictions on our business. As a highly regulated business, the regulatory and legal requirements we face can change and may even become more restrictive. In turn, this could make our compliance responsibilities more complex.
Federal Laws and Regulations
We are subject to a several U.S. federal regulatory consumer protection laws including, but not limited to, RESPA and Regulation X, TILA, the Home Ownership and Equity Protection Act of 1994 (“HOEPA”), Regulation Z, the TILA-RESPA Integrated Disclosure (“TRID”) rules, the FCRA and Regulation V, the Equal Credit Opportunity Act and Regulation B, the Homeowners Protection Act, the Home Mortgage Disclosure Act (“HMDA”) and Regulation C, the Fair Housing Act, the FDCPA, the Gramm-Leach-Bliley Act (the “GLBA”) and Regulation P, the Bank Secrecy Act (“BSA”) and related regulations, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, the SAFE Act, the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, the Electronic Fund Transfer Act of 1978 and Regulation E, the Servicemembers Civil Relief Act, the Federal Trade Commission Act, the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, the Telephone Consumer Protection Act (“TCPA”), the Mortgage Acts and Practices Advertising Rule, Regulation N, the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM Act”), the Consumer Financial Protection Act.

State Laws and Regulations
Because we are not a depository institution, we must comply with state licensing requirements to conduct our business. We incur significant ongoing costs to comply with these licensing requirements. To conduct our residential mortgage lending and servicing operations in the United States, we are licensed in all 50 states and the District of Columbia. Our real estate brokerage, title agency, and homeowners insurance agency also maintain licenses to operate in certain of these states. Generally, the licensing process includes the submission and approval of an application to the applicable state agency, a character and fitness review of key individuals, and an administrative review of our business operations. Such requirements occur at the initial stage of license acquisition and throughout the period of licensure.
Under the SAFE Act, all states have laws that require mortgage loan originators employed by non-depository institutions to be individually licensed to offer mortgage loan products.
In addition to applicable federal laws and regulations governing our operations, our ability to produce and service loans in any particular state is subject to that state’s laws, regulations and licensing requirements. State laws often include fee limitations and disclosure and other requirements. These laws have required us to devote considerable resources to building and maintaining automated systems to perform loan-by-loan analysis of points, fees and other factors set forth in the laws, which often vary depending on the location of the mortgaged property.
Our business is also subject to state laws, related to mobile-and internet-based businesses, data privacy, disclosures and advertising laws. Together, these state laws impact our communication and data processing practices and policies, which, in turn, results in substantial compliance-related costs and expenses.
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
Our Team Members and Human Capital Management
As of December 31, 2025, we had approximately 1,329 team members, of which approximately 869 were located in the United States, approximately 426 were located in India and approximately 34 were located in the United Kingdom. At such time, approximately 845 Better Home & Finance team members worked in U.S. mortgage production roles, of which approximately 591 were located in the United States and approximately 254 in India. Our intention remains to scale our India based team to avail ourselves of the large mortgage talent pool and favorable labor cost arbitrage. Further, we are exploring additional third-party business process outsourcing relationships to provide additional capacity, some variable, as well as enhanced disaster recovery capability. Additionally, approximately 151 team members worked in Better Plus business lines, primarily as real estate and insurance agents and support professionals. Approximately 77 team members worked in technology and product development, of which the majority were located in the United States. None of our employees are represented by a labor union or covered by collective bargaining agreements.
We have made efforts to promote an inclusive and respectful culture. Paula Tuffin, our General Counsel, Chief Compliance Officer and Secretary, leads the Management, Ethics & Compliance Committee (the “MECC”). The MECC is comprised of members of the senior leadership team and manages ethics and compliance issues at the Company, reporting directly to the Company’s Board of Directors (the “Board”). We have also implemented a company-wide training program to promote a respectful workplace and conduct anonymous engagement surveys.
Cyclicality and Seasonality
The consumer lending market and the associated loan origination volumes for mortgage loans are influenced by general economic conditions, including the prevailing interest rate environment, unemployment rates, home price appreciation and consumer confidence. Seasonality also has an influence, as home sales typically rise in the second and third quarters, with reduced activity in the first and fourth quarters, as home buyers tend to purchase their homes during the spring and summer in order to move to a new home before the start of the school year.
Available Information and Website Disclosure
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

Item 1A. Risk Factors
We are subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past. The risk factors described below should also be read together with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.
Risks Related to Our Operating History, Business Model, Growth and Financial Condition
Our business and results of operations are highly sensitive to interest rate levels and volatility.
Changes in interest rates and U.S. monetary policy materially affect mortgage origination demand, gain-on-sale margins, and the value of mortgage-related assets. Elevated or volatile interest rates reduce housing affordability and refinancing incentives, suppressing both purchase and refinance origination volumes and increasing revenue volatility. Sustained elevated interest rates, particularly when combined with higher home prices, further reduce housing affordability and borrower demand, which can intensify competitive pressure on pricing and margins. Because loan production represents a significant portion of our revenues and we historically sell most MSRs, our results are particularly sensitive to changes in origination volumes and margins compared to mortgage originators that retain servicing rights.
Interest rate movements also affect the fair value of our interest rate lock commitments, loans held for sale, and MSRs. Rising rates generally reduce origination volumes and the market value of loans held for sale, while declining rates may reduce the value of MSRs due to higher expected prepayment speeds. Although we employ hedging strategies to manage interest rate exposure, such strategies may not fully offset the impact of adverse or rapid rate movements. Prolonged periods of elevated or volatile interest rates could continue to materially adversely affect our revenues, profitability, and financial condition.
As a result of employee attrition, we have lost certain institutional knowledge and capabilities that has necessitated additional hiring.
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
Loss of our key leadership could have a material adverse effect on our business.
Our future success depends to a significant extent on the continued services of our senior management and our ability to maintain morale, minimize internal distraction, recruit and retain employees, management and directors, and make changes to our organizational structure in response to the foregoing events. We believe Mr. Garg has been critical to our operations and key to setting our vision, strategic direction, and execution priorities. The experience of our other senior management is a valuable asset to us and would be difficult to replace. A failure to recruit and retain employees, including members of our senior management team, while preserving and improving our mission-based culture to adapt to the challenges and requirements of becoming a public company could materially and adversely affect our future success.
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
We have a history of operating losses and may not achieve or maintain profitability in the future.
We have experienced net losses and negative cash flows from operations for most of our operating history. The year ended December 31, 2020 was the only year that we have achieved an annual operating profit. Since that time, however, we have incurred net losses, including a net loss of $165.9 million for the year ended December 31, 2025.
Our recent financial performance has been adversely affected because of numerous factors, including persistent elevated interest rates and outsized costs relative to our Funded Loan Volume and revenue resulting from changes in the macroeconomic environment and our business. Additionally, certain of our historical costs and expenses may continue to remain elevated in future periods, which could materially and adversely affect our future operating results if our revenue does not increase. Our efforts to grow our business and offer new products have been and may continue to be more costly than we expect. We may not be able to increase our revenue enough to offset our increased operating expenses and the investments we need to make in our business, and new products may not succeed. If we continue to be unable to achieve and maintain consistent profitability, this would materially and adversely affect the value of our business and common stock.
Our period of rapid growth and subsequent losses makes it difficult to evaluate our future prospects, and we may not be able to grow our revenues or regain profitability in the future.
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
Substantially all of our loan production and related MSRs are sold to a limited number of purchasers in the secondary market. Accordingly, our business depends on our ability to sell our loan production. The gain recognized from sales of our loan production in the secondary market represents a significant portion of our revenues and net earnings. Our ability to sell and the prices we receive for our loans vary from time to time and may be materially adversely affected by several factors, including, without limitation: (i) an increase in the number of similar loans available for sale; (ii) conditions in the loan securitization market or in the secondary market for loans in general or for our loans in particular, which could make our loans less desirable to potential purchasers; (iii) defaults under loans in general; (iv) loan-level pricing adjustments imposed by Fannie Mae and Freddie Mac, including adjustments for the purchase of loans in forbearance or refinancing loans; (v) the types and volume of loans being originated or sold by us; (vi) the level and volatility of interest rates; and (vii) unease in the banking industry caused by, among other things, bank failures. An inability to sell or a decrease in the prices paid to us upon sale of our loans and MSRs would be detrimental to our business, as we are dependent on the cash generated from such sales to fund our future loan production and repay borrowings under our warehouse lines of credit. If we lack liquidity to continue to fund future loans, our revenues on new loan productions would be materially and adversely affected, which in turn would materially and adversely affect our potential to again achieve profitability. The severity of the impact would be most significant to the extent we were unable to sell conforming home loans to the GSEs or sell MSRs to private purchasers.
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
As of December 31, 2025, we had accrued $4.3 million in connection with our reserve for repurchase and indemnification obligations. The loan repurchase reserve represents our estimate of the total losses expected to occur and, while we consider such reserve to be adequate, we cannot assure you that it will be sufficient to meet repurchase obligations in the future.
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
We rely heavily on proprietary models and market data to manage risk and operate our business, and model limitations or failures could materially adversely affect our business, financial condition, and results of operations.
We make extensive use of internally developed models and third-party market data to price loans, manage interest rate and hedging risk, forecast volumes and margins, assess credit risk, and support key business decisions. Because our business relies heavily on automation and operates in a highly competitive and volatile mortgage market, inaccuracies or limitations in these models or data could result in pricing errors, reduced hedge effectiveness, increased repurchase or indemnification obligations, or adverse impacts to profitability.
Models are inherently based on assumptions, historical data, and estimates that may not accurately reflect future conditions, particularly during periods of elevated interest rate volatility, rapid market shifts, or changes in borrower behavior. Model performance may deteriorate when market conditions diverge from historical patterns, when data inputs are incomplete or delayed, or when models are applied to new products, markets, or customer segments. Although we seek to monitor and update our models, such efforts may not fully mitigate the risk of adverse outcomes. If our models fail to perform as expected, or if we rely on inaccurate or outdated market information, our business, financial condition, and results of operations could be materially adversely affected.
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
In addition to producing loans in our own name and with our own funds, we also have taken and continue to take mortgage loan applications and deliver them to third-party lenders that sourced the applicants. We may perform fulfillment services for lenders in the future. When we act as an outsourced loan producer, we deliver mortgage applications subject to a pre-existing contractual arrangement with the other lender. If, in delivering those mortgage loan applications, we provide insufficient application information, provide the applicant non-compliant federal or state disclosures, do not meet applicable registration, licensing, or other applicable federal or state law requirements, or otherwise fail to comply with our agreements with the applicants or the lender, or if we are deemed to be the “true lender” of the loans based on our involvement in the origination and fulfillment of the loans and our secondary market purchase of certain of the loans, we can be held financially responsible for such issues and be subject to potential regulatory enforcement risk or litigation. In addition, we may incur liability from the lender or be subject to regulatory enforcement risk in the event that the ultimate borrower engaged in mortgage fraud, or the mortgage loan borrowers fail to perform on their loans. Further, negative press may make it more difficult to enter into new arrangements with additional lenders.
Our expansion into platform-based services for third-party originators may not be successful and could adversely affect our results.
We are expanding our business beyond directly originating mortgage loans to provide technology, processing, underwriting and related services to third-party originators. This requires investment of management attention, technology development, operational resources and compliance infrastructure. These efforts may take longer than expected to implement, may not achieve sufficient adoption by third-party originators, or may fail to generate revenues at levels or margins sufficient to offset the associated costs.
Platform-based services involve different operating, regulatory, and economic considerations than our traditional loan origination business, including reliance on third-party counterparties and integration with external systems and processes. These differences may increase operational complexity. If we are unable to scale these services as expected or if adoption by third-party originators is more limited than anticipated, we may not realize the intended benefits of this strategy, and our investments in these initiatives may not result in the level of revenue growth we expect, which could adversely affect our results of operations and financial condition.
We have remediated the material weaknesses previously reported in our internal controls over financial reporting, but if we identify additional material weaknesses in the future or fail to maintain an effective system of internal control we may not be able to accurately and timely report our financial results, which may affect investor confidence and cause us to incur additional costs resulting in adverse impacts to our results of operations.

SEC and The Nasdaq Stock Market LLC (“Nasdaq”) rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. In addition, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal control over financial reporting.
As previously disclosed, including in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024, we concluded that there were material weaknesses in our internal controls over financial reporting. The material weaknesses identified were remediated as of December 31, 2025. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our internal control over financial reporting may be discovered in the future.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. Any material weaknesses or significant deficiencies in our internal control over financial reporting could cause investors to lose confidence in the accuracy and completeness of our financial reports, harm our ability to raise capital on favorable terms, or at all, in the future, cause the market price of shares of our common stock to decline, and result in sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.
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
Mr. Garg is or has been involved in litigation related to prior business activities that includes at least one allegation about Better. In one action, the plaintiff alleged, among other things, that the Better Founder and CEO breached his fiduciary duties to another company he co-founded prior to Better, misappropriated intellectual property and trade secrets, converted corporate funds, and failed to file corporate tax returns. Mr. Garg’s motion for partial summary judgment was granted on April 13, 2023, resulting in the dismissal of certain breach of fiduciary duty claims, among others, including claims that he misappropriated intellectual property and trade secrets for use in his other companies, as well as a judgment against plaintiff for conversion. That dismissal and judgment were upheld on appeal. In April 2024, that action went to trial in New York state court and the jury rendered a verdict against Mr. Garg but no judgment has been entered, and a judgment notwithstanding the verdict has been fully briefed. In another action, plaintiff-investors in a prior business venture alleged that they did not receive required accounting documentation, that the Better Founder and CEO misappropriated funds that should have been distributed to the plaintiff-investors. A New York state appeals court dismissed all claims against Mr. Garg except one for corporate waste, which proceeded to trial in July 2025; as of March 13, 2026, no decision had been rendered.
There has been publicity regarding the litigation and claims discussed above, which could negatively affect our reputation. If we were to become involved in any of those litigations, our involvement could impose a significant cost and divert resources and the attention of Mr. Garg and other members of our executive management from our business, regardless of the outcome of such litigations. Such costs, together with the outcome of the actions if resolved unfavorably, could materially and adversely affect our business, financial condition, and results of operations. Further, depending upon the outcome of these litigations, our licenses, which are necessary to conduct our business, could be materially and adversely affected.
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
We are required to follow specific guidelines and eligibility standards that impact the way we produce and service GSE and U.S. government agency loans. Changes to GSE and U.S. government agency rules and guidance can materially and adversely impact the loans that we are able to produce and sell and/or insure, as well as the servicing decisions and actions that we are required to undertake. For example, during the pandemic, both the GSEs and FHA issued guidance on the restrictive conditions under which they would purchase or insure loans going into forbearance pursuant to the CARES Act shortly after the loan was produced, but before the loan was purchased by a GSE or insured by the FHA.
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
For further discussion, see “-Risks Related to Our Operating History, Business Model, Growth and Financial Condition-We depend on our ability to sell loans and MSRs in the secondary market to a limited number of investors and to the GSEs and other secondary market participants. If our ability to sell loans and MSRs is impaired, we may not be able to originate loans and related MSRs.”
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
MERSCORP Holdings, Inc., a wholly owned subsidiary of Intercontinental Exchange, Inc. (NYSE: ICE), owns and operates the Mortgage Electronic Registration System (the "MERS® System") through its subsidiary, Mortgage Electronic Registration Systems, Inc. (“MERS”). The MERS System is a national electronic registry that tracks servicing rights and beneficial ownership interests in mortgage loans. MERS can serve as a nominee for the owner of a home loan and in that role, become the mortgagee of record for the loan in local land records or on occasion initiate foreclosures. We have in the past and may continue to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry.
MERS has been named as a defendant in litigation (including past purported class actions brought by counties/recorders) alleging, among other things, improper assignment practices and failure to record assignments or pay recording fees. Courts have rejected many of these claims. Even though most legal decisions have accepted MERS as mortgagee, adverse rulings or renewed litigation could result in delays and additional costs in commencing, prosecuting, and completing foreclosure proceedings, conducting foreclosure sales of mortgaged properties, and submitting proofs of claim in customer bankruptcy cases.
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
Local laws and customs in many countries differ significantly from those in the United States. We are responsible for any violations by our employees, contractors and agents, whether based within or outside of the United States, for violations of the U.S. Foreign Corrupt Practices Act (“FCPA”). In many countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us.
The FCPA and similar anti-bribery laws in other jurisdictions, including the Corruption of Foreign Public Officials Act and the UK Bribery Act 2010, prohibit corporations and individuals, including us and our employees, from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. A violation of any of these laws, even if prohibited by our policies, could have a material adverse effect on our business, financial condition or results of operations. Actual or alleged violations could damage our reputation, be expensive to defend, and impair our ability to do business.
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
The markets in which we operate, including mortgage origination and related real estate services, are highly competitive and fragmented. We compete with commercial banks, savings institutions, non-bank mortgage lenders, correspondent lenders, and digitally native platforms, many of which have greater brand recognition, larger customer bases, broader product offerings, greater operational flexibility, or more substantial financial resources, including access to lower-cost capital. Commercial banks may also have competitive advantages due to their deposit relationships, regulatory preemption from certain state laws, and the ability to operate under more uniform federal regulatory frameworks, while we are subject to varying state and local licensing, disclosure, and fee requirements that may increase our costs or limit our activities.
Competition is based on multiple factors, including pricing, interest rates and fees, loan programs, customer experience, speed and reliability of underwriting and closing, marketing reach, and distribution channels. Increased use of digital channels has intensified competition, particularly from online and technology-enabled entrants that compete aggressively on price and speed and drive higher customer acquisition and advertising costs. In addition, rising interest rates, reduced housing affordability, and lower industry origination volumes have increased competition for a smaller pool of loans, which may further pressure margins. If we are unable to compete effectively or adapt to changes in competitive dynamics, our business, financial condition, and results of operations could be materially adversely affected.
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
Our business depends heavily on our mortgage loan production business, and our ability to develop, refine, and successfully scale new and existing products.
We derive substantially all of our revenue from our mortgage loan production business and related services. To remain competitive, we must continue to invest in and enhance our technology, product offerings, and automated processes, including initiatives to grow our purchase business and expand ancillary homeownership-related services. Our ability to execute on these initiatives depends on accurately predicting customer demand, market conditions, and competitive dynamics. Failure to do so could materially and adversely affect our business, financial condition, results of operations, and prospects.
Developing new products, refining existing offerings, and expanding into adjacent services and new markets involve significant risks, including execution challenges, unproven business models, technology and data limitations, regulatory and compliance risks, reputational harm, and potential diversion of management attention and capital from our core operations. New initiatives may take longer than expected to achieve scale, may generate lower margins than anticipated, or may fail to achieve meaningful customer adoption. In addition, our investments in product development may be insufficient or may result in costs that are not commensurate with the revenues ultimately generated.
If we are unable to successfully develop, obtain any required approvals for, commercialize, and scale new or enhanced products, or if customer demand, profitability, or customer credit profiles differ from our expectations, our revenues, operating margins, and overall financial performance could be materially adversely affected.
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
In addition, some loans that we produce that we believe will be conforming loans may not meet Fannie Mae or Freddie Mac guidelines, or the guidelines of the FHA or VA, in which case we would be subject to a high degree of business and financial risk. See “-Risks Related to Our Operating History, Business Model, Growth and Financial Condition-We have been and may in the future be required to repurchase or substitute loans or MSRs that we have sold or indemnify purchasers of our loans or MSRs if we breach representations and warranties.”
The geographic concentration of our loan production and factors adversely affecting those geographic areas may adversely affect our financial condition and results of operations.

For our loan products offered through Home Finance, as of March 1, 2026, we are licensed to operate in all 50 states and the District of Columbia across various credit and income profiles. For the fiscal year ended December 31, 2025, approximately 34% of our Funded Loan Volume was secured by properties concentrated in three states: California (approximately 17%), Texas (approximately 9%) and Florida (approximately 7%). No other state represented more than 6% of our Funded Loan Volume for the period presented. To the extent that these states in the future experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, the concentration of loans that we produce in those states may decrease and materially and adversely affect our business. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could materially and adversely affect our business, financial condition, results of operations, or prospects.
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
In addition, our ability to attract and retain customers is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition, and other subjective qualities. Negative perceptions or publicity regarding these matters-even if related to seemingly isolated incidents, or even if related to practices not specific to the production or servicing of loans, such as debt collection-could erode trust and confidence and damage our reputation among existing and potential customers. In turn, this could decrease our Funded Loan Volume and the demand for our products, increase regulatory scrutiny, and materially and adversely affect our business.
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

We receive, maintain and store the personal information (“PI”) of our loan applicants, customers and team members. The storage, sharing, use, disclosure, processing and protection of this information are governed by the privacy and data security policies maintained by us and our business. Moreover, there are federal and state laws regarding privacy and the storage, sharing, use, disclosure, processing and protection of PI and user data. Specifically, PI and nonpublic personal information (“NPI”) are increasingly subject to legislation and regulations in numerous jurisdictions. For example, under federal law, the GLBA, the GLBA Safeguards Rule, and the FCRA, among other laws, set forth privacy and data security requirements for NPI and consumer report information. At the state level, the California Consumer Privacy Act (“CCPA”) provides several data privacy rights to California consumers and operational requirements for us. The CCPA also includes a statutory damages framework for violations of the CCPA and a private right of action against businesses that fail to implement and maintain reasonable security procedures and practices appropriate to the nature of the information to prevent cybersecurity incidents. Following the enactment of the CCPA, numerous other states have enacted similar legislation, all of which provide consumers with several privacy rights and impose various obligations on our business. We could be materially and adversely affected if existing or new legislation or regulations are expanded to require changes in business practices or privacy policies (particularly to the extent such changes would affect the manner in which we store, share, use, disclose, process and protect such data), or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition, results of operations, and prospects. In addition, even if legislation or regulation does not expand in a manner that affects our business directly, changing consumer attitudes or the perception of the use of PI also could materially and adversely affect our business, financial condition, results of operations and prospects.

With respect to cybersecurity, the New York Department of Financial Services’ Cybersecurity Regulation (the “NYDFS Cybersecurity Regulation”) requires covered entities, including licensed mortgage bankers such as our subsidiary Better Mortgage Corporation, to establish and maintain a cybersecurity program designed to protect the confidentiality, integrity and availability of our information systems. The NYDFS has brought enforcement actions, which involve civil monetary penalties. Accordingly, in the event of a cybersecurity incident, Better Mortgage Corporation could be subject to potentially significant monetary penalties and required to undertake expensive remediation actions.

Any penetration of network security or other misappropriation or misuse of PI or personal consumer information, including through ransomware attacks, other cyber attacks, or technology or process failures or the like, could cause interruptions in our business operations and subject us to increased costs, litigation, reputational harm, and other liabilities. Claims could also be made against us for other misuse of PI, such as the use of PI for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, and cybersecurity incidents also could involve investigations and enforcement from governmental authorities. Cybersecurity incidents (including ransomware attacks) could also materially and adversely affect our reputation with consumers and third parties with whom we do business, as well as expose us to regulatory and litigation risk, which could be exacerbated if it is determined that known security issues were not addressed adequately prior to any such incident. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of our policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction and other data. In addition, our current work-from-home policy may further increase the risk of security breaches, which could result in the misappropriation or misuse of PI. As a result, our current security measures may not prevent all cybersecurity incidents. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing cybersecurity incidents and their consequences. We also face risks associated with cybersecurity incidents affecting third parties, with whom we do business or rely on for services or products, including service providers and business partners. In addition, we face risks resulting from unaffiliated third parties who attempt to defraud, and obtain PI directly from, our customers by imitating us. Any publicized cybersecurity incidents affecting our businesses and/or those of third parties, whether actual or perceived, may discourage consumers from doing business with us, which could materially and adversely affect our business, financial condition, results of operations, and prospects.

If loan applicant, customer or team member or other information is inappropriately accessed or acquired and used by a third party or a team member for illegal purposes, such as identity theft, we may be responsible to the affected applicant or customer for any losses he, she or they may have incurred as a result of misappropriation or other improper use. In such an instance, we may also be subject to regulatory action, investigation, litigation, or be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our loan applicants’, customers’ or team members’ information. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing cybersecurity incidents and their consequences. In addition, our remediation efforts may not be successful and we may not have adequate insurance to cover these losses or that such insurance will continue to be available on terms acceptable to us. If we are unable to protect our customers’ PI, our business, financial condition, results of operations, and prospects, could be materially and adversely affected.

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

Technology disruptions or failures in, and cybersecurity incidents, disruptions or other breaches relating to, our operational, security or fraud-detection systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm and materially and adversely impact our business, financial condition, results of operations, and prospects.
We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications, and data centers, as well as those of certain third parties. Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology must provide a loan application experience and homeownership product offerings that equal or exceed the experience provided by our competitors. We have, and may in the future, experience service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, including those of internet service providers, team member misconduct, human error, denial of service or information, cybersecurity incidents, including computer hackers, computer viruses and disabling devices and malicious or destructive code, as well as natural disasters, health pandemics and other similar events. Any such disruption could interrupt or delay our ability to provide product offerings to our applicants or customers and could also impair the ability of third parties to provide critical services to us. Although we have undertaken measures intended to protect the safety and security of our information systems and the information systems of our third-party providers and the data therein, there can be no assurance that disruptions, failures and cybersecurity incidents will not occur or, if they do occur, that they will be adequately addressed in a timely manner. Such measures may in the future fail to prevent or detect unauthorized access to our team member, customer and loan applicant information, and our disaster recovery planning may not be sufficient to address all technology-related risks, which are constantly evolving.
All of our products utilize resources and services provided by third parties, in particular, providers of cloud-based services. We have periodically experienced service disruptions in the past, and we cannot be sure that we will not experience interruptions or delays in our service, or cybersecurity incidents and similar security breaches, in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage, interrupt, or otherwise disrupt the third-party resources or services we use. Any prolonged service disruption affecting our platform could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise materially and adversely affect our business, financial condition, results of operations, and prospects. In the event of damage or interruption, our insurance policies may not adequately compensate us for any losses.
Our platform is accessed by many customers and prospective customers, often at the same time. As our customer base and range of product offerings continue to expand, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations. If our third-party service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to data centers, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services. Any service disruption affecting our platform or other technology assets or systems could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise materially and adversely affect our business, financial condition, results of operations, and prospects.
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
We currently incorporate AI technology in certain of our products and services and in our business operations, and we believe the proliferation of AI will have a significant impact on customer preference and market dynamics in our industry. Our research and development of such technology remains ongoing, and our ability to develop effective and ethical AI technology will be critical to our financial performance and long-term success. We may be unable to develop and implement AI, both for internal operations and external support, that keeps pace with the rapid proliferation of AI systems by competitors in our industry or in a manner that our customers, users, and business partners see as sufficient, which may negatively impact our business and financial performance.
AI presents risks, challenges, and unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and machine learning methodologies may be flawed. For example, the use of AI algorithms may raise ethical concerns and legal issues due to perceived or actual unintentional bias in the processing of loan applications. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. Further, while we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. In addition to AI regulation under general consumer protection and privacy laws, legislation specifically aimed at regulating the development, deployment and use of AI has been enacted in several states and has also been proposed at the federal level. Further, recent Executive Orders have further addressed federal regulation and policies related to AI. These laws, proposed laws, and Executive Orders may create inconsistent and evolving compliance obligations, which may be costly, challenging, and difficult to resolve. AI-related issues, including potential government regulation of AI, deficiencies and/or failures could give rise to legal and/or regulatory action, damage our reputation or otherwise adversely affect our business.
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
•a decline in liquidity in the credit markets, or elevated interest rates volatility in our mortgage loan sales secondary market;
•the financial strength of the lenders from whom we borrow;
•the decision of lenders from whom we borrow to reduce their exposure to mortgage loans due to global economic conditions, or a change in such lenders’ strategic plan, future lines of business, or otherwise;
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
Our business model is to fund substantially all of the loans we close on a short-term basis primarily under our warehouse lines as well as from our operations and available cash for any amounts not advanced by warehouse lenders. Loan production activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we produce are typically financed through one of our warehouse lines before being sold to a loan purchaser. Our borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We are currently, and may in the future continue to be, dependent upon three warehouse lenders to provide the primary funding facilities for our loans. Delays or failures in the mortgage loan sales could have a material adverse effect on our liquidity and our ability to repay existing borrowings or obtain additional funds. Consistent with industry practice, we hedge our loan pipeline to optimize Gain on Sale Margin. For more information, see “-Risks Related to Our Market, Industry, and General Economic

Conditions-Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates, which could materially and adversely affect our earnings.”
From time to time in the past, our origination volumes have declined, and, as a result, the number of loans we originated at such times that were ineligible for warehouse funding, or were required to be repurchased from loan purchasers due to underwriting defects, made up a larger share of our loans held for sale at such times. A loan purchaser could require us to repurchase a defective loan up to three years after sale, and therefore even if the percentage of loans requiring repurchase remains steady, they make up a larger portion of current loans held for sale given the volume decline. Because our business model is to utilize warehouse facilities as short-term financing for our loan production, the decreased utilization of our warehouse lines for our current portfolio of loans held for sale may have a stronger effect on our liquidity than it would otherwise.
Consistent with industry practice, our existing warehouse lines are 364-day facilities, with maturities throughout the calendar year, and these facilities are therefore required to be renewed on an annual basis. Almost our entire loan funding capacity is uncommitted and can be terminated by the applicable lender at any time. Moreover, one of our loan funding facilities requires that we have additional borrowing capacity so that such facility does not represent more than a specified percentage of our total borrowing capacity. If we were unable to maintain the required ratio with availability under other facilities, our funding availability under such facilities could also be terminated.
Our access to, and our ability to renew, our existing warehouse lines and could suffer in the event of: (i) the deterioration in the performance of the loans underlying the warehouse lines; (ii) our failure to maintain sufficient levels of eligible assets; (iii) our inability to collect and maintain all records relating to the mortgage loans underlying the warehouse lines; (iv) our inability to access the secondary market for mortgage loans; (v) perceived reputational concerns by warehouse lenders; or (vi) the deterioration of our credit worthiness and financial condition.
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
Certain of our warehouse lines are subject to margin calls based on the lender’s opinion of the value of the loan collateral securing such financing. A margin call would require us to repay a portion of the outstanding borrowings. A large, unanticipated margin call could have a material adverse effect on our liquidity. We may face such margin calls as a result of, for example, periods of substantially higher interest rate volatility and other market conditions. A failure to satisfy a margin call could materially and adversely affect our business, financial condition and results of operations.
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
We are subject to various telecommunications, data protection, AI and privacy laws and regulations, as well as various consumer protection laws, including predatory lending laws, and failure to comply with such laws can result in material adverse effects.
We are currently subject to a variety of, and may in the future become subject to additional U.S. federal, state and local laws and regulations that are continuously evolving and developing, including laws on advertising, as well as privacy laws and regulations, such as the TCPA, the Telemarketing Sales Rule, the CAN-SPAM Act, the GLBA, and, at the state level, the CCPA (and numerous other comprehensive stat privacy laws) and state-level AI laws and regulations. We also expect that more states may enact similar comprehensive privacy and/or AI-specific legislation in the future. These types of laws and regulations directly impact our business and require ongoing compliance, monitoring and internal and external audits as they continue to evolve, and may result in ever-increasing public and regulatory scrutiny and escalating levels of enforcement and sanctions. Subsequent changes to data protection, privacy and AI laws and regulations could also impact how we process PI and/or use AI and, therefore, limit the effectiveness of our product offerings or our ability to operate or expand our business, including limiting strategic relationships that may involve the sharing of PI.

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
Better Real Estate as a licensed real estate brokerage, and Better Settlement Services as a licensed title and settlement services provider are currently subject to a variety of, and may in the future become subject to, additional federal, state and local laws that are continuously changing, including laws related to: the real estate, brokerage, title and mortgage industries; mobile-and internet-based businesses; and data security, advertising, privacy and consumer protection laws (which may include fiduciary duties of the real estate broker to the consumer). For instance, Better Real Estate and Better Settlement Services are subject to U.S. federal laws such as RESPA, which prohibit kickbacks, referrals, and unearned fees, and include restrictions on affiliated business arrangements. Several states have also implemented laws and regulations aimed at prohibiting kickbacks and other inducements associated with referrals to or from title insurance agents or corporations. In some instances, these requirements are more expansive than RESPA and negate certain exemptions an entity would rely on for purposes of RESPA compliance. Several states also have laws limiting the amount of title insurance that may be provided to an affiliate, such as Better Mortgage Corporation. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including revocation of licenses and suspension of business operations.
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
We are subject to periodic examination by state and other regulatory authorities in the jurisdictions in which we conduct business. In addition, we must comply with requirements to report to the state regulators certain changes to our business; for instance, the maintenance of certain state licenses requires the submission of information regarding and the approval of control persons of the licensed entity which, depending on applicable state law, may include, for example, persons with a direct or indirect ownership interest of 10% or more (and in certain contexts 5% or more) of the outstanding voting power of our outstanding common stock. Some states in which we operate require special licensing. While we endeavor at all times to maintain all licenses and registrations applicable to the activities in which we engage, there is a risk that we could inadvertently conduct activities for which a state licensing authority takes the position licensure is required or that the state licensing agencies may interpret the licensing requirements in a manner that differs from the published statutes, regulations, or guidance or our interpretation of such. When we have become aware of such differences or novel interpretations-for example, when certain state regulators have questioned whether Better Mortgage Corporation acts under appropriate authority to perform production services on behalf of another lender-we have explained our interpretation, modified our activities, obtained additional state approval and/or entered into agreements that require modification of our activities, reporting obligations or penalties. This type of risk is inherent in the relationships between regulated entities and their regulators.
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
The CFPB monitors the loan production and servicing sectors. The CFPB’s monitoring, rule issuance, published guidance, and enforcement actions increase our compliance costs, and failure to comply with federal consumer protection laws, rules and/or regulations, whether actual or alleged, could result in enforcement actions, fines, penalties and the inherent reputational harm that results from such actions.
We are subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including HMDA, ECOA, the Fair Debt Collection Practices Act, TILA and RESPA.
The CFPB has actively issued and amended a number of regulations relating to loan origination and servicing activities, including the “qualified mortgage” (“QM”) standard, HOEPA, Regulation B, and other origination standards and practices, as well as servicing requirements, guidelines and bulletins. The CFPB’s activities have required us to make modifications and enhancements to our mortgage servicing processes and systems. For example, the QM standard permits mortgage lenders to gain a presumption of compliance with the CFPB’s ability to repay requirements if a loan meets certain underwriting criteria. The revision requires lenders to comply with a new QM definition in order to receive a safe-harbor or rebuttable presumption of compliance under the ability-to-repay requirements of TILA and its implementing Regulation Z. Among other things, the revision to the QM definition created additional compliance burdens and removed some of the legal certainties afforded to lenders under the old QM definition and eliminated a path to regulatory compliance that was available for originating loans that were eligible to be sold to Fannie Mae or Freddie Mac, which was heavily relied upon by a large segment of the mortgage industry.
We are also subject to examinations by the CFPB, which increases our administrative and compliance costs. The CFPB also has broad enforcement powers and can order for violations of its rules and standards, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil money penalties. In the recent past, the CFPB has been active in investigations and enforcement actions and, when necessary, has issued civil money penalties to parties the CFPB determines have violated the laws and regulations it enforces. Our failure to comply with the federal consumer protection laws, rules and regulations to which we are subject, whether actual or alleged, could expose us to enforcement actions, potential litigation liabilities, fines, penalties or inherent reputational harm.
The CFPB has been the subject of constitutional challenges, other lawsuits and political controversy. Executive orders, court orders, and new legislation could change applicable CFPB statutes, regulations and priorities in ways that affect the Company’s business, including by increasing or decreasing its costs, limiting or expanding permissible activities, incentivizing states to increase their regulatory activities, or affecting the competitive balance among lending and real estate services companies.

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
Following third-party audits of samples of loans produced during 2018, 2019, and 2021, we became aware of certain TRID defects in our loan production process that resulted in the final closing costs disclosed in the closing disclosure, in some instances, being greater than those disclosed in the loan estimate, outside applicable tolerances under the TRID rule, which resulted in overcharges to consumers. We have reserved approximately $5.1 million as of December 31, 2025, for potential refunds due to consumers for TRID tolerance errors for loans produced from 2018 through 2024, and we conducted a detailed review of all loan files from that time period with a third-party service provider and continue to use this third-party service provider for ongoing review and remediation. The Company completed a TRID audit of 2022 files and is continuing to remediate TRID tolerance defects as necessary. In response to the third-party audits described above, we are implementing modifications in our loan production process to address the issues identified.
A failure to comply with laws and regulations regarding our use of telemarketing, including the TCPA, could increase our operating costs and materially and adversely impact our business, financial condition, results of operations, and prospects.
We engage in outbound telephone and text communications with consumers. As a result, we are subject to several laws and regulations that govern such communications and the use of automatic telephone dialing systems (“ATDS”), including the TCPA and Telemarketing Sales Rules. The U.S. Federal Communications Commission (“FCC”), and the FTC have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls and to adhere to “do-not-call” registry requirements which, in part, mandate we maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Many states have similar consumer protection laws regulating telemarketing. These laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. The TCPA does not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.
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
Failure to comply with fair lending laws and regulations could lead to a wide variety of costs and penalties.
Antidiscrimination statutes, such as the FHA and ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. States have analogous anti-discrimination laws that extend protections beyond the protected classes under federal law, extending protections, for example to gender identity.
Various U.S. federal regulatory agencies and departments, including the U.S. Department of Justice and the CFPB, haven taken the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor is not permitted to consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative affect on a protected class of individuals). These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. To the extent that the “disparate impact” theory continues to apply, we may be faced with significant administrative burdens in attempting to comply and potential liability for failures to comply.
In addition to reputational harm, violations of the ECOA and the FHA can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.
Relatedly, state legislatures and state financial regulatory agencies are becoming increasingly interested in implementing state level versions of the federal Community Reinvestment Act of 1977 (“CRA”). The federal CRA was enacted to address systemic inequities in access to credit, expand financial inclusion, and reverse the impact of redlining in low and moderate-income (“LMI”) communities and minority communities. The federal CRA applies only to federally insured depository banks and institutions, and evaluates their lending, services and investments in LMI and minority communities. However, certain state CRAs expanded the scope of application to include non-depository mortgage lenders. The lack of consistency and clarity on the scope of how the state level CRAs will be applied and how entities will be examined presents unknown compliance risks that may adversely impact our operations, and could inadvertently provide additional evidentiary support for potential disparate impact claims.
Risks Related to Ownership of Common Stock
The market price of Class A common stock and Warrants has previously and in the future may continue to decline significantly.
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
Vishal Garg, our CEO, owns shares of our Class B common stock that, as of March 2, 2026, entitled him to approximately 19% of the voting power of our outstanding common stock. Mr. Garg’s voting power will increase over time as holders of our Class B common stock, which carries three votes per share, sell shares into the market as Class A common stock, which carries only one vote per share. Given our current corporate governance structure, Mr. Garg would be able to exercise significant influence over the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of our directors and any merger, consolidation, or sale of all or substantially all of our assets. our directors and leadership on an ongoing basis, notwithstanding unfavorable media coverage, challenging business conditions, potential conflicts with other affiliated entities, distraction from other pursuits, and personal litigation described below and elsewhere in this Annual Report. Additionally, as our CEO Mr. Garg has significant control over the day-to-day management and the implementation of our major strategic decisions, subject to authorization and oversight by the Board including our Chairman, Harit Talwar. As a board member and officer, Mr. Garg owes a fiduciary duty to our stockholders and must act in good faith and in a manner reasonably believed to be in the best interests of stockholders. However, he will still be entitled to vote the shares over which he has voting control, which may be in a manner that other stockholders do not support.
In addition, Better Home & Finance receives services from certain affiliates of Mr. Garg, including:
•TheNumber, LLC, which is controlled and partially owned by Mr. Garg and was co-founded by Mr. Garg provides data inputs and analytics on which our platform relies, lead generation and risk analysis services.
•Notable Finance, LLC (“Notable”), which is controlled by and partially owned by Mr. Garg and other senior leadership of Better Home & Finance, have various commercial arrangements with us and our affiliates, including (i) administration of the Better Home Improvement Line of Credit, a closed-end, unsecured line of credit issued on a debit card to be used for home-related spending, (ii) providing a private label consumer lending program agreement and (iii) purchasing from Notable funded Home Improvement Line of Credit loans. We also market the Better Home Improvement Line of Credit to our customers through special offers and rewards for customers and pay Notable an administrative fee per each Home Improvement Line of Credit loan originated.

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
This continued relationship exposes us to particular risks and uncertainties regarding Mr. Garg’s control over our operations, both directly, as a stockholder and through various affiliates, which could materially and adversely affect our business, financial condition, results of operations, and prospects maintains a position of significant influence over our governance and operations in his capacity as our CEO and our largest stockholder, as well as through various affiliates that provide services and technology to Better Home & Finance.
The existence of multiple classes of common stock may materially and adversely affect the value and liquidity of Class A Common Stock.
Our multiple class structure may result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies utilizing dual or multi-class capital structures in their indices. Under such policies, our multiple class capital structure would make us ineligible for inclusion in those indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. Any such exclusion from indices could result in a less active trading market for our Class A common stock.
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
In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including senior or subordinated notes and classes of preferred stock. For example, in September 2025, the Company implemented the ATM Program (as defined below) for sales of up to $75.0 million of our Class A common stock pursuant to an effective shelf registration statement on Form S-3 (File No. 333-287335) and the related prospectus supplement dated September 26, 2025. All of the shares sold or to be sold in the ATM Program upon issuance have been, and will continue to be, freely tradable without restriction or further registration under the Securities Act, unless these shares are purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act (“Rule 144”).
We may also seek authorization to sell additional shares of our Class A common stock through other means which could lead to additional dilution for our stockholders. If we decide to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under an indenture, rights to restrict dividend payments, and rights to require approval to sell assets. In addition, shares of Class A common stock issuable upon exercise of outstanding warrants, options, restricted stock units and shares reserved for future issuance under our incentive stock plan or stock purchase plan will be eligible for sale in the public market to the extent permitted by applicable vesting requirements and, in some cases, subject to compliance with the requirements of Rule 144. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under securities laws.

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
Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our Company. For example, on September 22, 2025, our Class A common stock experienced an intra-day trading high of $94.06 per share and a low of $33.24 per share. In addition, from January 22, 2025 to March 10, 2026, the closing price of our Class A common stock on Nasdaq ranged from as low as $9.25 to as high as $86.07 and daily trading during this period volume ranged from approximately 10,900 to 8,344,100 shares. During this time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. These and other external factors have caused and may continue to cause the market price and demand for our Class A common stock to fluctuate, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock.
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
Provisions in the Amended and Restated Certificate of Incorporation and the Bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.
The Amended and Restated Certificate of Incorporation and our bylaws (“Bylaws”) contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our Company or changes in our management that the stockholders of our Company may deem advantageous. These provisions, among other things:
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
The trading market for the Company’s securities depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts, and the analysts who publish information about us may have relatively little experience with the Company or its industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If few or no securities or industry analysts cover us, if one or more of the analysts who cover us ceases coverage of us or fails to publish reports on us regularly, the trading price for the Company’s securities would be negatively impacted. If one or more of the analysts who cover us downgrades the Company’s securities or publishes inaccurate or unfavorable research about our business, the price of the Class A common stock would likely decline.
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
Cybersecurity Risk Management and Strategy
Our cybersecurity risk management function is a component of our overall approach to risk management, which is implemented and overseen by our Enterprise Risk Management Committee. The Company’s cybersecurity risk management policies and procedures, which are based upon the CIS v8 Framework, portions of the NIST Framework, ISO 27001, are designed to support the Company in identifying, protecting, detecting, responding to, and recovering from cybersecurity threats and incidents.
These policies and procedures are reviewed and updated in connection with risk assessments, which identify reasonable and foreseeable risks. Third-party and internal assessments are conducted annually to measure the effectiveness of safeguards, operating effectiveness of security measures, and to inform future considerations of the program. The Company implements security policies throughout its operations and utilizes the enterprise risk management process designed to quantify, report, and plan to remediate identified cybersecurity risks.
Our cybersecurity risk management policies and procedures include:
•Third-party and internal risk assessments designed to help identify material cybersecurity risks to critical systems, data, services and general information technology environment.
•An annual review of third-party service providers critical to the operation of the Company.
•A third-party risk management framework designed to identify, monitor, remediate and respond to third-party cybersecurity risks and incidents.
•Cybersecurity awareness training program for all employees and contractors to inform and educate, with built in quantitative testing for effectiveness.
•A security team staffed with full-time employees and supplemented by a third party managed security service provider responsible for monitoring, investigating, and responding to potential incidents, threats, or breaches.
Although we have designed our cybersecurity risk management policies and procedures described above to mitigate cybersecurity risks, there can be no assurance that such policies and procedures will be fully implemented, complied with, or effective in protecting our systems and information. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance
The Company’s information technology security team, led by our Chief Information Officer and Chief Information Security Officer (“CISO”), is responsible for identifying, assessing, mitigating, and reporting on material cybersecurity risks to the Company’s senior management. The Company’s CISO, who has over 20 years’ experience in information technology, holds high-level licenses and certifications relating to information security, including the ISC2 CISSP.
The Company’s CISO regularly briefs the Company’s senior management, including the General Counsel and Chief Compliance Officer who serves as Chair of the Enterprise Risk Management Committee, on cybersecurity trends and regulatory updates, technology risks and implications for the Company’s business strategy. The Company’s CISO and senior management regularly update the Audit Committee on such trends, as well as the Company’s information security and control effectiveness. In addition to regular reporting, the Company has procedures by which cybersecurity incidents are reported in a timely manner to senior management, including the CEO and other members of the executive team, who collectively determine if a specific cybersecurity incident warrants escalation to the Audit Committee and the Board of Directors. The Board of Directors oversees the Company’s cybersecurity policies and procedures through the Audit Committee and also receives periodic briefings from senior management as well.
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

Item 2. Properties
Our corporate headquarters are located in New York, New York. We also have offices in Charlotte, North Carolina, Irvine, California, Troy, Michigan, Irving, Texas, Gurgaon, India, London, United Kingdom, and Birmingham, United Kingdom (included in our “Banking” segment). We do not own any material real property. We believe that our existing facilities are adequate to meet the current needs of our essential workforce and that if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
We are, from time to time, subject to legal proceedings and claims arising from the normal course of business activities, claims or investigations asserting that some employees are improperly classified under applicable law, and an unfavorable resolution of any of these matters could materially affect our future business, results of operations, financial condition, or cash flows. For example, we are currently party to pending legal claims and proceedings regarding an employee related labor dispute brought forth during the third quarter of 2020. The disputes allege that the Company has failed to pay certain employees for overtime and is in violation of the Fair Labor Standards Act and labor laws in the State of California. The majority of such legal claims and proceedings are in the early stages and, to the extent applicable, have not yet reached the class certification stage and as such the ultimate outcomes cannot be predicted with certainty due to inherent uncertainties in the legal claims and proceedings. As part of the disputes and other legal matters, the Company included an estimated liability of $6.7 million and $8.3 million as of December 31, 2025 and 2024, respectively, on the consolidated balance sheets. A determination in, or settlement of, any legal proceeding relating to classification of our employees could materially and adversely affect our business, financial condition, results of operations, and prospects. In addition, our CEO is, and potentially Better Home & Finance may be, subject to litigation as described above in “Risk Factors—Risks Related to Our Operating History, Business Model, Growth and Financial Condition—Our CEO is involved in litigation that could have a material adverse effect on our revenues, financial condition, cash flows and results of operations.”
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Class A common stock and public warrants to purchase shares of Class A common stock (“Public Warrants”) are listed on the Nasdaq Capital Market under the ticker symbols “BETR” and “BETRW,” respectively.
As of March 2, 2026, there were approximately 907 holders of record of Class A common stock, 1,920 holders of record of Class B common stock, 2 holders of record of our Class C common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares of common stock are held in street name by brokers or other nominees. The number of holders of record presented here also does not include holders whose shares may be held in trust by other entities.
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
Sales of Unregistered Securities
There were no sales of unregistered securities by the Company during the fiscal year ended December 31, 2025 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
We did not repurchase any shares of our Class A common stock during the year ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, in each case, together with related notes thereto, included elsewhere in this Annual Report. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report. See “Cautionary Statement Regarding Forward-Looking Statements.” Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. Certain amounts may not foot due to rounding.
Company Overview
We are a technology-enabled homeownership company that offers mortgage, home equity, and other homeownership products through a digital platform. Our holistic solution and marketplace model, enabled by our proprietary technology, allows us to take one of our customers’ largest and most complex financial journeys-the process of owning a home-and transform it into a more simple, transparent and ultimately affordable process. Our goal is to do our part in lowering the hurdles to homeownership by offering the lowest prices and the best experience to our customers.
We are a technology-driven organization. We are seeking to disrupt a business model by leveraging our proprietary platform, Tinman, to enable us to deliver on what we believe is most important for our customers: a seamless experience, time saved, and higher certainty on the single biggest financial decision of their lives. Through this process, we aim to reduce the cost to produce a loan and in the future to create a platform with all homeownership products embedded into a highly automated, single flow, allowing us to pass along savings to our customers.
We are focused on improving our platform and plan to continue making investments to build our business and prepare for future growth. We believe that our success will depend on many factors, including our ability to drive customers to our platform, and convert them once they come to us, achieve leverage on our operational expenses, execute on our strategy to fund more purchase loans and diversify our revenue by expanding and enhancing our offerings. We plan to continue to invest in technology to improve customer experience and further drive down labor costs through automation, making our platform more efficient and scalable.
Our Business Model
We generate revenue through the production and sale of loans and other product offerings through our platform. The revenue and mix of revenue as a percentage of total revenue attributable to our sale of loan production (Gain on loans, net) and Better Plus (Other revenue) and net interest income for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025		2024
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages
Gain on loans, net	$136,148	82%	$78,098	72%
Other revenue	11,299	7%	12,888	12%
Net interest income	17,425	11%	17,502	16%
Total net revenues	$164,872		$108,488
Home Finance—Gain on loans, net
We produce a wide selection of mortgage loans and leverage our platform to quickly sell these loans and related mortgage servicing rights (“MSRs”) to our loan purchaser network. We source our customers through two channels: our D2C channel and our Platform channel. In 2025, we wound down our Ally Partnership, previously referred to as “B2B channel,” which concluded as of December 31, 2025. Through our D2C channel, we generate gain on loans, net by selling loans and MSRs to our loan purchaser network, recognizing D2C revenue per loan. Through our Platform channel, we generate revenue from various partnerships with mortgage originators and technology companies, as well as our in-market loan officer teams, which ramped over the course of 2025. These partnerships come in different structures. For some, we access our partners’ customer base and originate loans on our platform and in other arrangements, the partner originates the loan and we provide the technology, underwriting, and fulfillment.

Better Plus—Other revenue
We complement our residential mortgage loan products through Better Plus, which includes a set of non-mortgage homeownership products and services offered primarily through third-party strategic partners. These offerings include referrals to real estate agents, title insurance and settlement services provided through third-party providers, and access to homeowners insurance policies through a digital marketplace of insurance partners. In these arrangements, we generally act as an agent or referral source and receive fees from third-party providers. Better Plus products are integrated into our platform to support customers throughout the homeownership process.
Mortgage Interest Income —Net interest income
As we originate mortgages, there is a short period between the funding of a loan and its sale into our investor network. During this time, we borrow against our warehouse lines of credit as a source of capital and pay interest on those borrowings. It is not uncommon for a mortgage to be awaiting sale while the borrower's first interest payment is collected. In these instances, Better collects and recognizes that interest as revenue. Once the mortgage is sold to our investor network, the warehouse line of credit is repaid and we do not collect any future interest payments on that loan.
International Interest Income —Net interest income
Through our UK subsidiary, Birmingham Bank conducts typical banking activities, including collecting deposits from customers on which it pays interest, and deploying those deposits as a source of capital to originate mortgages on which it collects interest payments.
International Lending Revenue—Other revenue
International lending revenue consists of revenue from our international lending activities, primarily in the U.K., which has expanded via acquisitions in prior years. International lending activities primarily include broker fees earned via our digital mortgage broker in the U.K. During 2024, management enacted a plan to sell several entities in the U.K., one of those sales completing in Q3 2025, with the remaining expected to be completed in 2026. As such the revenue from our non-core international operations is winding down.
Factors Affecting Our Performance
Fluctuations in Interest Rates
Changes in interest rates influence mortgage loan refinancing volumes and our mortgage loan home purchase volumes, balance sheet and results of operations. In a decreasing interest rate environment, mortgage loan refinance volumes typically increase. Conversely, in an increasing interest rate environment, mortgage loan refinancing volumes and home purchase volumes typically decline, with mortgage loan refinancing volumes being particularly sensitive to increasing interest rates as customers are no longer incentivized to refinance their current mortgage loans at higher interest rates. However, increasing interest rates are also indicative of overall economic growth and inflation that could generate demand for more cash-out refinancings, purchase mortgage loan transactions and home equity loans, which may partially offset the decline in rate and term refinancings resulting from a rising interest rate environment.
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
In order to manage interest rate risk on our Loans Held for Investment portfolio, we have entered into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of Loans Held for Investment resulting from changes in interest rates. We designate these interest rate swap contracts as fair value hedges that qualify for hedge accounting under Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging. As interest rates increase the value of our Loans Held for Investment generally decrease in value and the corresponding hedging arrangements that hedge against interest rate risk typically increase in value.
We expect that our results will continue to fluctuate based on a variety of factors, including interest rates, and that as we continue to seek to increase our business and our Funded Loan Volume, we may continue to incur net losses in the future.
Market and Economic Environment
The consumer lending market and the associated loan origination volumes for mortgage loans are influenced by general economic conditions, including the interest rate environment, unemployment rates, home price appreciation and consumer confidence. Purchase loan origination volumes are generally affected by a broad range of economic factors, including prevailing interest rates, the overall strength of the economy, unemployment rates and home prices, as well as seasonality, as home sales typically rise in the second and third quarters.
Mortgage loan refinancing volumes are primarily driven by fluctuations in mortgage loan interest rates. While borrower demand for consumer credit has typically remained strong in most economic environments, potential borrowers could defer seeking financing during periods with elevated or unstable interest rates or poor economic conditions. As a result, our revenues can vary significantly from quarter to quarter, and changes to interest rates and inflationary macroeconomic conditions significantly affect our financial performance.
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
We also believe legacy financial institutions, real estate brokers, insurance companies, title companies and others in the homeownership ecosystem are increasingly looking for third-party technology solutions that will allow them to compete with digital-native companies and provide their customers with a better experience less expensively than they can build themselves. As a result, we expect the demand for loan technology solutions will continue to grow and support our ecosystem growth across our partners, market participants and loan purchaser networks.
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

Expanding Homeownership Product Offerings
We expect to continue to add new types of Home Finance mortgage loans, providing our customers with a one-stop shop for all of their homeownership needs. We have invested significantly and expect to continue to invest in our proprietary technology, which is designed to allow us to seamlessly add new offerings, partners and marketplace participants without incurring significant additional marketing and advertising and product development cost.
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
Key measures that we use in assessing our business include the following ($ in millions, except percentage data or as otherwise noted):

Key Business Metric	Year Ended December 31, 2025	Year Ended December 31, 2024
Home Finance
Refinance Loan Volume	$1,015	$463
Purchase Loan Volume	2,875	2,652
HELOC Volume	854	479
Funded Loan Volume	$4,744	$3,594

D2C Loan Volume	$2,928	$2,562
B2B Loan Volume	95	1,032
Platform Loan Volume	1,721	—
Funded Loan Volume	$4,744	$3,594

Total Loans (number of loans, not millions)	15,386	11,755
Average Loan Amount ($ value, not millions)	$308,321	$305,757
Gain on Sale Margin	2.87%	2.17%
Total Market Share	0.2%	0.2%

Better Plus
Better Real Estate Transaction Volume	$276	$367
Insurance Coverage Written	$4,110	$4,321
Home Finance
Refinance Loan Volume represents the aggregate dollar amount of refinance loans funded in a given period based on the principal amount of the loan at refinancing date. Our Refinance Loan Volume of $1,015 million for the year ended December 31, 2025 increased by approximately 119% from $463 million for the year ended December 31, 2024.

Purchase Loan Volume represents the aggregate dollar amount of purchase loans funded in a given period based on the principal amount of the loan at purchase date. Our Purchase Loan Volume of $2,875 million for the year ended December 31, 2025 increased by approximately 8% from $2,652 million for the year ended December 31, 2024.
HELOC Loan Volume represents the aggregate dollar amount of HELOC and closed-end second lien loans funded in a given period based on the principal amount of the loan at funding. Our HELOC Loan volume increased by approximately 78% to $854 million for the year ended December 31, 2025 from $479 million for the year ended December 31, 2024.
Funded Loan Volume represents the aggregate dollar amount of all loans funded in a given period based on the principal amount of the loan at funding. Our Funded Loan Volume of $4,744 million for the year ended December 31, 2025 increased by approximately 32% from $3,594 million for the year ended December 31, 2024. We also include HELOC and closed-end second lien loans in our Funded Loan Volume. For the year ended December 31, 2025, purchase and refinance loans comprised $3,890 million and HELOC and closed-end second lien loans comprised $854 million of Funded Loan Volume.
D2C Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated from direct interactions with customers using all marketing channels other than our B2B partner relationships. Our D2C Loan Volume of $2,928 million for the year ended December 31, 2025 increased by approximately 14% from $2,562 million for the year ended December 31, 2024.
B2B Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated through our B2B partner relationship with Ally. Our B2B Loan Volume of $95 million for the year ended December 31, 2025 decreased by approximately 91% from $1,032 million for the year ended December 31, 2024.
Platform Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated through one of our distributed retail channels. Our Platform Loan Volume was $1,721 million for the year ended December 31, 2025.
Total Loans represents the total number of loans funded in a given period, including purchase loans, refinance loans, HELOC loans and closed-end second lien loans. Our Total Loans of 15,386 for the year ended December 31, 2025 increased by approximately 31% from 11,755 for the year ended December 31, 2024.
Purchase and refinance loans comprised 8,997 of the Total Loans the year ended December 31, 2025 and HELOC and closed-end second lien loans comprised 6,389 of the Total Loans the year ended December 31, 2025.
Average days loans held for sale for the years ended December 31, 2025 and 2024, were approximately 30 and 21 days, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of each such reporting date, we had an immaterial amount of loans either 90 days past due or non-performing, as Better Home & Finance generally aims to sell loans shortly after production.
Average Loan Amount represents Funded Loan Volume divided by Total Loans in a period. Our Average Loan Amount increased by approximately 1% to $308,321 for the year ended December 31, 2025 from $305,757 for the year ended December 31, 2024. In general, average loan amount remained flat as the increase in HELOC and closed-end second lien loans, which have lower average loan amounts, was offset by the increase of purchase and refinance loans, which have higher average loan amounts than HELOC and closed-end second lien loans.
Gain on Sale Margin represents gain on loans, net, as presented on our consolidated statements of operations and comprehensive loss, divided by Funded Loan Volume. Gain on Sale Margin increased by approximately 32% year-over-year to 2.87% for the year ended December 31, 2025 from 2.17% for the year ended December 31, 2024. We saw an increase in our Gain on Sale Margin for the year ended December 31, 2025 compared to the year ended December 31, 2024, as a result of improved pricing on loans funded and an increased mix of higher margin products and channels.
Total Market Share represents Funded Loan Volume in a period divided by total value of loans funded in the industry for the same period, as presented by FNMA. Our Total Market Share of 0.2% for the year ended December 31, 2025 remained substantially the same as 0.2% for the year ended December 31, 2024. The mortgage market remains competitive among lenders, given the interest rate environment, resulting in relatively flat market share on a percentage basis. We continue to focus on originating the most profitable business available to us.

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
Home Finance (Gain on Loans, Net)
Gain on loans, net, includes revenue generated from our mortgage production process. The components of Gain on loans, net, are as follows:
i.Gain on sale of loans, net–This represents the premium we receive in excess of the loan principal amount and certain fees charged by loan purchasers upon sale of loans into the secondary market. Gain on sale of loans, net includes unrealized changes in the fair value of LFHS, which are recognized on a loan-by-loan basis as part of current period earnings until the loan is sold on the secondary market. The fair value of LHFS is measured based on observable market data. This also includes activity for loans originated on behalf of the integrated partnership that are subsequently purchased by us as well the portion of the sale proceeds to be received by the integrated partner. The portion of the sale proceeds that is to be allocated to the integrated partner is accrued as a reduction of gain on sale of loans, net when the loan is initially purchased by us from the integrated relationship partner.
Gain on sale of loans, net also includes the changes in fair value of IRLCs and forward sale commitments. IRLCs include the fair value upon purchase/issuance with subsequent changes in the fair value recorded in each reporting period until the loan is sold on the secondary market. Fair value of forward commitments hedging IRLCs and LHFS are measured based on quoted prices for similar assets.
ii.Broker revenue–Includes fees that the Company receives for originating loans on behalf of third-parties.
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
Better Plus, International Lending Revenue, and Other (Other Revenue)
We generate other revenue through our Better Plus offerings, which includes real estate services, insurance, settlement services, and international lending revenue.
For real estate services, we generate revenues from fees related to real estate agent services, mainly cooperative brokerage fees from our network of third-party real estate agents, to assist our customers in the purchase or sale of a home. For settlement services, we generate revenues from fees on services, such as policy preparation, title search, wire, and other services, required to close a loan, which were provided by third parties through our platform. We recognize revenues from fees on settlement services upon the completion of the performance obligation, which was when the loan transaction closes.
For insurance services, we generate revenues from agent fees on homeowners insurance policies obtained by our customers through our marketplace of third-party insurance carriers. For title insurance, we generate revenues from agent fees on title policies written by third parties and sold to our customers in loan transactions. We recognize revenues from agent fees on title policies upon the completion of the performance obligation, which is when the loan transaction closes. As an agent, we do not control the ability to direct the fulfillment of the service, are not primarily responsible for fulfilling the performance of the service, and do not assume the risk in a claim against the policy.
Our performance obligations for settlement services and title insurance are typically completed 40 to 60 days after the commencement of the loan origination process and are recognized in revenue upon the closing of the loan transaction.
For international lending revenue, we generate revenue primarily from broker fees earned via our digital mortgage broker in the U.K. During 2024, management enacted a plan to sell several entities in the U.K., one of those sales was completed in Q3 2025, with the remaining expected to be completed in 2026. As such, the revenue from our non-core international operations is winding down. We do not expect to generate material revenue from these non-core international operations in future periods.
Net Interest Income
Net interest income includes interest income from LHFS, including HELOCs, calculated based on the note rate of the respective loan, interest income from short-term investments, and interest income on Loans Held for Investment, through our U.K. banking operations. Interest expense includes interest expense on warehouse lines of credit, interest expense on customer deposits, through our U.K. banking operations, as well as interest expense on corporate debt.
Components of Our Expenses
Our expenses consist of compensation and benefits, general and administrative, technology expenses, marketing and advertising expenses, loan origination expenses, depreciation and amortization, and other expenses.
Compensation and Benefits Expenses
Compensation and benefits expenses includes salaries, wages, and incentive pay as well as stock-based compensation, employee health benefits, 401(k) plan benefits, and social security and unemployment taxes. Stock-based compensation includes expenses associated with restricted stock unit grants, performance stock unit grants, and stock option grants under our stock plans. We recognize compensation expense for the stock-based payments based on the fair value of the awards on the grant date. The expense is recorded on a straight-line basis over the requisite service period. Compensation and benefits excludes amounts capitalized for internal developed software.
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

Results of Operations
The following table sets forth certain consolidated financial data for each of the periods indicated:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2025	2024
Revenues:
Gain on loans, net	$136,148	$78,098
Other revenue	11,299	12,888
Net interest income
Interest income	60,269	38,990
Interest expense	(42,844)	(21,488)
Net interest income	17,425	17,502
Total net revenues	164,872	108,488
Expenses:
Compensation and benefits	174,226	141,089
General and administrative	45,323	52,230
Technology	27,874	26,110
Marketing and advertising	38,356	33,984
Loan origination expense	14,499	9,864
Depreciation and amortization	14,069	33,227
Other expenses/(income)	16,344	17,424
Total Expenses	330,691	313,928
Loss before income tax expense	(165,819)	(205,440)
Income tax expense	53	850
Net loss	$(165,872)	$(206,290)
Earnings (loss) per share attributable to common stockholders (Basic)	$(10.80)	$(13.65)
Earnings (loss) per share attributable to common stockholders (Diluted)	$(10.80)	$(13.65)

Year Ended December 31, 2025 as Compared to Year Ended December 31, 2024
Revenues
The components of our revenues for the period were:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Revenues:
Gain on loans, net	$136,148	$78,098
Other revenue	11,299	12,888
Net interest income
Interest income	60,269	38,990
Interest expense	(42,844)	(21,488)
Net interest income	17,425	17,502
Total net revenues	164,872	108,488

Gain on loans, net
The components of our gain on loans, net for the period were:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Gain on sale of loans, net	$128,209	$59,242
Broker revenue	7,118	8,933
Loan repurchase reserve recovery	821	9,923
Total gain on loans, net	$136,148	$78,098

Gain on sale of loans, net increased $69.0 million or 116% to $128.2 million for the year ended December 31, 2025 compared to $59.2 million for the year ended December 31, 2024. The increase in gain on sale of loans, net was largely driven by the increase of Funded Loan Volume and loan pricing.
Broker revenue fees decreased $1.8 million, or 20% to $7.1 million for the year ended December 31, 2025, compared to $8.9 million for the year ended December 31, 2024. The decrease in broker revenue was primarily driven by the conclusion of our integrated relationship partnership with Ally. This was partially offset by broker revenue earned for originating loans for third-parties in-market originations operations.
Loan repurchase reserve recovery decreased $9.1 million or 92%, to $0.8 million for the year ended December 31, 2025, compared to a recovery of $9.9 million for the year ended December 31, 2024. The loan repurchase reserve has decreased as our estimate for potential loss exposure has declined as we no longer have exposure to the historical periods when we had a significantly higher funded loan volume. The reduction in potential loss exposure results in a reduction in the loan repurchase reserve liability which is recognized as a recovery within gain on loans, net.
Other Revenue
The components of other revenue for the period were:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
International lending revenue	$5,185	$3,999
Insurance services	2,536	3,466
Real estate services	1,896	2,470
Other revenue	$1,682	$2,953
Total other revenue	$11,299	$12,888
International lending revenue increased $1.2 million, or 30% to $5.2 million for the year ended December 31, 2025 compared to $4.0 million for the year ended December 31, 2024. The increase in international lending revenue was primarily driven by increased activity in the U.K. lending business.
Insurance services decreased $0.9 million, or 27% to $2.5 million for the year ended December 31, 2025 compared to $3.5 million for the year ended December 31, 2024. The decrease in insurance services was primarily driven by a decrease in insurance related revenue from our Better Cover business.
Real estate services decreased $0.6 million, or 23% to $1.9 million for the year ended December 31, 2025 compared to $2.5 million for the year ended December 31, 2024 due to a decrease in real estate transaction volume driven by the conclusion of the integrated relationship partnership with Ally and its use as a source of referrals for real estate services.
Other revenue decreased by $1.3 million, or 43% to $1.7 million for the year ended December 31, 2025 compared to $3.0 million for the year ended December 31, 2024. The decrease in other revenue was primarily driven by mortgage and non-mortgage loan servicing activities in the U.S. and U.K.

Net Interest Income
The components of our net interest income for the period were:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Mortgage interest income	$28,759	$19,839
Interest income on loans held for investment	20,791	2,258
Interest income from investments	10,719	16,893
Warehouse interest expense	(20,134)	(11,258)
Interest expense on customer deposits	(20,996)	(2,508)
Other interest expense	(1,714)	(7,722)
Total net interest income	$17,425	$17,502
Mortgage interest income increased $8.9 million, or 45% to $28.8 million for the year ended December 31, 2025 compared to $19.8 million for the year ended December 31, 2024. The increase in mortgage interest income was primarily driven by the increase in origination volume and the mortgage interest income earned on the unpaid principal balance for loans held and serviced during the interim between the origination of the loan and its sale on the secondary market.
Interest income on loans held for investment increased $18.5 million, or 804% to $20.8 million for the year ended December 31, 2025 compared to $2.3 million for the year ended December 31, 2024. The increase in interest income on loans held for investment was driven by increased originations of loans held for investment in our U.K. banking operations. Loans held for investment was $723.3 million and $111.5 million as of December 31, 2025 and 2024, respectively.
Interest income from investments decreased $6.2 million, or 37% to $10.7 million for the year ended December 31, 2025 compared to $16.9 million for the year ended December 31, 2024. The decrease in interest income from investments was primarily driven by decreased holdings of investments with maturities less than 90 days.
Warehouse interest expense increased $8.8 million, or 78% to $20.1 million for the year ended December 31, 2025 compared to $11.3 million for the year ended December 31, 2024. The increase in warehouse interest expense was primarily driven by carrying a higher average warehouse balance over the year ended December 31, 2025 compared to year ended December 31, 2024. The increase for the year was driven by higher funded loan volume.
Interest expense on customer deposits increased $18.5 million, or 737% to $21.0 million for the year ended December 31, 2025 compared to $2.5 million for the year ended December 31, 2024. The increase in interest expense on customer deposits was driven by increased customer deposits which in turn fund our loans held for investment in our U.K. banking operations. The balance of customer deposits was $763.0 million and $134.1 million as of December 31, 2025 and 2024.
Other interest expense decreased $6.0 million, or 78% to $1.7 million for the year ended December 31, 2025 compared to $7.7 million for the year ended December 31, 2024. Other interest expense is related to interest expense on our Convertible Notes (as defined below) which were extinguished as part of the Exchange (as defined below) in April 2025. As part of the troubled debt restructuring (“TDR”) under ASC 470-60 accounting, the interest on the Senior Notes (as defined below) has been recognized up front as part of the new carrying value.
Expenses
The components of our expenses for the period were:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Compensation and benefits	174,226	141,089
General and administrative	45,323	52,230
Technology	27,874	26,110
Marketing and advertising	38,356	33,984
Loan origination expense	14,499	9,864
Depreciation and amortization	14,069	33,227
Other expenses/(income)	16,344	17,424
Total operating expenses	$330,691	$313,928
Compensation and benefits expenses were $174.2 million for the year ended December 31, 2025, an increase of $33.1 million or 23% as compared with $141.1 million for the year ended December 31, 2024. We increased our headcount between the two periods, and increased incentive compensation as a result of increased production volume, which lead to an increase in compensation and benefits.
General and administrative expenses were $45.3 million for the year ended December 31, 2025, a decrease of $6.9 million or 13% as compared with $52.2 million in the year ended December 31, 2024. The decrease in general and administrative expenses was driven primarily by decreases in rent and occupancy expenses and reductions in insurance premiums.
Technology expenses were $27.9 million for the year ended December 31, 2025, an increase of $1.8 million or 7% as compared with $26.1 million in the year ended December 31, 2024. The increase in technology expenses was driven primarily by an increase in costs associated with software vendors. This was driven by increased headcount, which required the purchase of additional software licenses.
Marketing and advertising expenses were $38.4 million for the year ended December 31, 2025, an increase of $4.4 million or 13% as compared with $34.0 million in the year ended December 31, 2024. The increase is due to higher investment to drive origination volume as well as spend attributed to a pilot program with our newly signed fintech partnership.
Loan origination expenses were $14.5 million for the year ended December 31, 2025, an increase of $4.6 million or 47%, as compared with $9.9 million in the year ended December 31, 2024. The increase in loan origination expenses was driven by an increase in origination volume.
Other expenses/(income) was an expense of $16.3 million for the year ended December 31, 2025, a decrease of $1.1 million or 6%, as compared with expenses of $17.4 million for the year ended December 31, 2024. The decrease in other expenses was primarily driven by a reduction in the allowance for credit losses on our loans held for investment and a decrease in impairments of computers and equipment. These decreases were partially offset by an increase in impairment charges in 2025.

Other Changes in Financial Condition
The following table sets forth material changes to our summary balance sheet between December 31, 2025 and December 31, 2024:

(Amounts in thousands, except share and per share amounts)	December 31, 2025	December 31, 2024	Increase/ (Decrease)
Assets
Cash and cash equivalents	$99,827	$211,101	$(111,274)
Short-term investments	103,607	53,774	49,833
Mortgage loans held for sale, at fair value	466,681	399,241	67,440
Loans held for investment	723,333	111,477	611,856
Right-of-use assets	4,678	1,387	3,291
Other combined assets	107,308	136,077	(28,769)
Total Assets	$1,505,434	$913,057	$592,377
Liabilities and Stockholders’ Equity/(Deficit)
Liabilities
Warehouse lines of credit	$411,862	$244,070	$167,792
Convertible note	—	519,749	(519,749)
Senior notes	198,802	—	198,802
Customer deposits	762,984	134,130	628,854
Lease liabilities	4,629	4,081	548
Other combined liabilities	89,974	69,197	20,777
Total Liabilities	1,468,251	971,227	497,024
Stockholders’ Equity/(Deficit)
Additional paid-in capital	2,109,762	1,863,288	246,474
Accumulated deficit	(2,076,238)	(1,910,366)	(165,872)
Other combined equity	3,659	(11,092)	14,751
Total Stockholders’ Equity/(Deficit)	37,183	(58,170)	95,353
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity/(Deficit)	$1,505,434	$913,057	$592,377

Total Cash and cash equivalents decreased $111.3 million or 53%, to $99.8 million as of December 31, 2025 compared to $211.1 million as of December 31, 2024. See the liquidity and capital resources section below for further details on cash flows from operating, investing, and financing activities.
Short-term investments increased $49.8 million, or 93%, to $103.6 million as of December 31, 2025 compared to $53.8 million as of December 31, 2024. The increase in short-term investments was driven by our cash management strategies in our U.K. business. Short-term investments consist of fixed income securities, typically U.S. and U.K. government treasury securities with maturities ranging from 91 days to one year.
Mortgage loans held for sale, at fair value increased $67.4 million, or 17%, to $466.7 million as of December 31, 2025 compared to $399.2 million as of December 31, 2024. The increase in Mortgage loans held for sale, at fair value was largely driven by a significant increase in origination volume.
Loans held for investment increased $611.9 million, or 549%, to $723.3 million as of December 31, 2025 compared to $111.5 million as of December 31, 2024. The increase in loans held for investment was driven by our growth efforts in the U.K., namely our banking entity. The majority of the Loans Held for Investment portfolio consists of property - buy to let loans, which increased $625.2 million, or 560%, to $736.8 million as of December 31, 2025 compared to $111.6 million as of December 31, 2024. Loans held for investment are originated with our cash on hand as well as with increases in customer deposits at our U.K. banking entity.
Right-of-use assets increased $3.3 million, or 237%, to $4.7 million as of December 31, 2025 compared to $1.4 million as of December 31, 2024, while lease liabilities increased $0.5 million, or 13%, to $4.6 million as of December 31, 2025 compared to $4.1 million as of December 31, 2024. The increase in right-of-use assets and lease liabilities was primarily driven by the addition of a new lease for our corporate headquarters in 2025. In contrast, during 2024 we shortened the lease term from June 30, 2030 to November 1, 2024, which resulted in a remeasurement and corresponding reduction of the related right-of-use asset.

Funds outstanding under our warehouse lines of credit increased $167.8 million, or 69%, to $412 million as of December 31, 2025 compared to $244.1 million as of December 31, 2024. The increase in loans outstanding under our warehouse lines of credit was commensurate with the increase in mortgage loans held for sale at fair value.
The Convertible Note was extinguished as part of the Exchange in April 2025 and the $519.7 million carrying value as December 31, 2024 was reduced to zero as of December 31, 2025.
Senior Notes carrying value was $198.8 million as of December 31, 2025. On April 12, 2025, we entered into an agreement with SB Northstar LP (the “Investor”), a related party, in which we agreed to exchange all of the $532.5 million total aggregate principal amount outstanding of the existing Convertible Notes held by the Investor for the Senior Notes and a cash payment of $110.0 million (the “Exchange”).
Customer deposits increased $628.9 million, or 469%, to $763.0 million, as of December 31, 2025 compared to $134.1 million as of December 31, 2024. The increase is primarily due to growth efforts at our banking entity in the U.K., which customer deposits are used to fund loans held for investment.
Additional paid-in capital increased $246.5 million, or 13%, to $2,109.8 million as of December 31, 2025 compared to $1,863.3 million as of December 31, 2024. The increase in additional paid-in capital was primarily driven by stock-based compensation that was generated over the period, a gain on troubled debt restructuring, as well as issuance of equity under our At-The-Market equity offering, see Note 21 to our Consolidated Financial Statements for further information.
Accumulated deficit increased $165.9 million, or 9%, to $2,076.2 million as of December 31, 2025 compared to $1,910.4 million as of December 31, 2024. The increase in accumulated deficit was driven by the net loss of $165.9 million incurred for the year ended December 31, 2025 as discussed in our results of operations in the section above.
Non-GAAP Financial Measures
We report Adjusted Net Loss and Adjusted EBITDA, which are financial measures not prepared in accordance with generally accepted accounting principles (“non-GAAP”) that we use to supplement our financial results presented in accordance with GAAP in the evaluation of our performance. These non-GAAP financial measures should not be considered in isolation and are not intended to be a substitute for any GAAP financial measures. These non-GAAP measures provide supplemental information that we believe helps investors better understand our business, our business model, and how we analyze our performance.
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
•Adjusted EBITDA does not reflect (i) interest expense, or the cash requirements necessary to service interest or principal payments on our Convertible Notes, which reduces cash available to us; or (ii) tax accruals or tax payments that represent a reduction in cash available to us; and
•The expenses and other items that we exclude in our calculations of Adjusted Net Loss and Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from similarly titled non-GAAP measures when they report their operating results, and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures.
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
We calculate Adjusted EBITDA as net income (loss) adjusted for the impact of stock-based compensation expense, change in the fair value of warrants and equity related liabilities, change in fair value of convertible preferred stock warrants, change in the fair value of bifurcated derivative, and restructuring, impairment, and other expenses, as well as interest and amortization on non-funding debt (which includes interest on the Convertible Notes), depreciation and amortization expense, and income tax expense.
The following table presents a reconciliation of net income (loss) to Adjusted Net Loss and Adjusted EBITDA for the years indicated:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Adjusted Net Loss
Net loss	$(165,872)	$(206,290)
Stock-based compensation expense (1)	20,432	26,753
Change in fair value of warrants and equity related liabilities (2)	69	(924)
Restructuring, impairment, and other expenses (3)	13,708	17,659
Adjusted Net Loss	$(131,663)	$(162,802)
Adjusted EBITDA
Net loss	$(165,872)	$(206,290)
Income tax expense	53	850
Depreciation and amortization expense (4)	14,069	33,227
Stock-based compensation expense (1)	20,432	26,753
Interest and amortization on non-funding debt (5)	1,714	7,722
Restructuring, impairment, and other expenses (3)	13,708	17,659
Change in fair value of warrants and equity related liabilities (2)	69	(924)
Adjusted EBITDA	$(115,827)	$(121,003)
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
Liquidity and Capital Resources
In our normal course of business, excluding HELOCs, we fund substantially all of our Funded Loan Volume on a short-term basis primarily through our warehouse lines of credit. Our borrowings are repaid with the proceeds we receive from the sale of our loans to our loan purchaser network, which includes government-sponsored enterprises (“GSEs”). As of December 31, 2025, we had three warehouse lines of credit in different amounts and with various maturities, with an aggregate available amount of $575.0 million.
As of December 31, 2025 and 2024, we had loans held for investment of $723.3 million and $111.5 million, respectively. The growth in loans held for investment has been primarily funded with customer deposits which are held at the U.K. banking entity. As of December 31, 2025 and 2024, we had customer deposits of $763.0 million and $134.1 million, respectively.
We have also raised capital via the closing of the Business Combination in August 2023, which resulted in gross proceeds of approximately $568 million. Of the total gross proceeds, $528.6 million was in the form of Convertible Notes issued by Better to SB Northstar LP (the “Convertible Notes”). During the second quarter of 2025, we entered into the Note Exchange Agreement to exchange our existing Convertible Notes for $155.0 million of Senior Notes (the “Senior Notes”) and a cash payment of $110.0 million as further discussed below.
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
As of December 31, 2025 and 2024, we had the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	Amount Outstanding December 31, 2025	Amount Outstanding December 31, 2024
Funding Facility 1 (1)	May 13, 2025	$—	$—	$60,747
Funding Facility 2 (2)	March 6, 2026	150,000	81,423	74,472
Funding Facility 3 (3)	June 30, 2026	175,000	117,499	108,851
Funding Facility 4 (4)	April 5, 2026	250,000	212,940	—
Total warehouse lines of credit		$575,000	$411,862	$244,070
__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. During the second quarter of 2025, Funding Facility 1 was terminated prior to maturity.
(2)Interest charged under the facility is at the 30-day term SOFR plus 2.10% - 2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash. Subsequent to December 31, 2025, the Company extended the maturity to March 2, 2027.
(3)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. A compensating balance of $15.0 million is maintained and included in cash and cash equivalents. This amount represents a compensating balance arrangement and is not legally restricted. Failure to maintain the required balance may limit the Company’s ability to obtain future advances under the facility. As of December 31, 2025, the Company was in compliance with this requirement. Subsequent to December 31, 2025, the Company extended the maturity to January 21, 2027.
(4)Interest charged under the facility is at the daily simple SOFR plus 1.75% - 2.50%. There is no cash collateral deposit maintained as of December 31, 2025.

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
Convertible Notes and Note Exchange Agreement

On April 12, 2025, we entered into a privately negotiated Note Exchange Agreement with the Investor, pursuant to which management and the Investor agreed to exchange all of the $532.5 million total aggregate principal amount outstanding of our existing 1.00% Convertible Notes due 2028 held by the Investor for (i) $155.0 million in aggregate principal amount of the Senior Notes, and (ii) a cash payment of $110.0 million. We did not receive any cash proceeds in connection with the Exchange. The Exchange was subsequently consummated on April 28, 2025 (the “Closing Date”), upon which we received and cancelled all Convertible Notes and the Investor forfeited any accrued and unpaid interest in respect of the Convertible Notes to but not including the Closing Date.
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
New Notes Indenture
On the Closing Date, we entered into the New Notes Indenture with GLAS Trust Company LLC, as trustee and notes collateral agent (the “New Notes Indenture”). The Senior Notes represent our senior secured obligations and are secured by substantially all of the Company’s and its material domestic subsidiaries’ assets. The Senior Notes are (i) senior in right of payment to our existing and future senior, unsecured indebtedness to the extent of the value of the collateral; and (ii) senior in right of payment to ours existing and future indebtedness that is expressly subordinated to the Senior Notes.
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
The carrying value of the Senior Notes of $198.8 million as of December 31, 2025 and is made up of the total future undiscounted cash flows which includes principal of $155.0 million and interest make-whole as well as a redemption premium of $45.4 million. In July 2025, the Company made a cash payment of $1.6 million which was applied to reduce the principal on the Senior Notes. See Note 21 to our Consolidated Financial Statements for further information.
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
During the year ended December 31, 2025, the Company sold 547,260 shares of Class A common stock under the ATM Program for total gross proceeds of $29.8 million. The Company incurred commissions and other offering expenses of $0.6 million. As of December 31, 2025, approximately $45.2 million remained available for issuance under the ATM Program. Subsequent to December 31, 2025 and through January 9, 2026, the Company sold 328,030 shares of Class A common stock under the ATM Program for total gross proceeds of $11.9 million and net proceeds of approximately $11.7 million, after deducting aggregate commissions and offering expenses of approximately $0.2 million. As of January 9, 2026, approximately $33.3 million remained available for issuance under the ATM Program.
The Company intends to use any net proceeds from the ATM Program for general corporate purposes, including working capital and to increase its warehouse line capacity to finance anticipated growth in loan production and funded loan volume.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(166,575)	$(379,971)
Net cash used in investing activities	$(661,507)	$(143,810)
Net cash provided by financing activities	$714,336	$239,131
Year Ended December 31, 2025 as Compared to Year Ended December 31, 2024
Operating Activities
Net cash used in operating activities was $167 million for the year ended December 31, 2025, a decrease of $213 million, or 56%, compared to net cash used in operating activities of $380 million for the year ended December 31, 2024. The decrease in net cash used in operating activities was primarily by loan originations in excess of proceeds from sale of loans for the year ended December 31, 2024 while loan originations remained relatively even with proceeds from sales of loans for the year ended December 31, 2025. Also contributing to cash used in operating activities were net losses over the period.
Investing Activities
Net cash used in investing activities was $662 million for the year ended December 31, 2025, an increase in cash used of $518 million, or 360%, compared to net cash used in investing activities of $144 million for the year ended December 31, 2024. The increase in cash used in investing activities primarily consists of originations of loans held for investment, namely through our U.K. banking entity. Loans held for investment are funded from our cash on hand as well as growth in customer deposits held by our U.K. banking entity.
Financing Activities
Net cash provided by financing activities was $714 million for the year ended December 31, 2025, an increase of $475 million, or 199%, compared to net cash provided by financing activities of $239 million for the year ended December 31, 2024. The increase in cash provided by financing activities was primarily driven by an increase in customer deposits, namely through our U.K. banking entity and was offset by a $110 million payment against our Convertible Notes as part of the Exchange.
Material Cash Requirements
Operating lease commitments
While we have many small offices across the country for licensing purposes, we lease significant office space under operating leases with various expiration dates through June 2030 in New York, North Carolina, Texas, Michigan, Oklahoma, Vermont, Washington, Colorado, and Florida.
For the years ended December 31, 2025 and 2024, our operating lease costs were $5 million and $10 million, respectively. The decrease in lease costs was primarily driven by our real estate footprint reduction initiatives that began in 2021 in connection with restructuring and headcount reductions, as well as lease expirations and space rationalization efforts. As part of these initiatives, we impaired right-of-use assets associated with office space that is no longer in use or has been fully abandoned. These impairments were non-cash in nature. Although these restructuring initiatives concluded as of December 31, 2024, we continue to assess our cost structure and make adjustments where necessary.

As of December 31, 2025 and 2024, we had lease liabilities of $4.6 million and $4.1 million, respectively, representing our remaining contractual obligations for future lease payments. We expect cash payments under operating leases to decline over time as existing leases mature and no significant new long-term office leases are currently anticipated.
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
Interest rate lock commitments, forward sale commitments and interest rate swaps
We enter into IRLCs to produce loans at specified interest rates and within a specified period of time with potential borrowers who have applied for a loan and meet certain credit and underwriting criteria. IRLCs are binding agreements to lend to a customer at a specified interest rate within a specified period of time as long as there is no violation of conditions established in the contract.
In addition, we enter into forward sales commitment contracts to sell existing LHFS or loans committed but yet to be funded into the secondary market at a specified price on or before a specified date. These contracts are loan sale agreements in which we commit to deliver a mortgage loan of a specified principal amount and quality to a loan purchaser.
In order to manage interest rate risk on our Loans Held for Investment portfolio, we have entered into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of Loans Held for Investment resulting from changes in interest rates.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as described in Item 303 of Regulation S-K that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with GAAP. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management evaluates our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. While our significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies” to our Consolidated Financial Statements, we consider the following policies to be critical because they involve significant judgment and estimation uncertainty and because different reasonable assumptions could materially affect our results of operations or financial condition.
Fair Value of Mortgage Loans Held for Sale and Related Derivatives

We elect the fair value option for mortgage loans held for sale (“LHFS”) and record changes in fair value within gain on loans, net. We also record interest rate lock commitments (“IRLCs”), forward sale commitments, and interest rate swaps at fair value.
Although valuation incorporates observable market inputs, significant judgment is required in estimating certain assumptions, including the pull-through rate for IRLCs (the probability that a locked loan will fund). Pull-through assumptions are based on historical experience and current market conditions and are sensitive to changes in interest rates and borrower behavior.

Changes in interest rates, secondary market spreads, or pull-through assumptions could materially impact gain on loans, net and our reported earnings in a given period.
Loan Repurchase Reserve
We establish a loan repurchase reserve for estimated losses related to representations and warranties made in connection with loan sales. The reserve is based on historical repurchase experience, defect rates identified through quality control reviews, loss severity assumptions, and expectations regarding future claim activity.
The estimation of the repurchase reserve requires significant judgment, particularly with respect to defect frequency and loss severity. Changes in economic conditions, underwriting trends, or investor behavior could result in actual losses differing materially from our estimates.
Allowance for Credit Losses on Loans Held for Investment
Loans held for investment are carried at amortized cost, net of an allowance for credit losses established under the CECL (as defined below) model. The allowance reflects our estimate of expected lifetime credit losses based on historical experience, current conditions, and reasonable and supportable forecasts.
This estimate requires judgment regarding macroeconomic assumptions, borrower performance, collateral values, and portfolio risk characteristics. Changes in economic conditions, including interest rates, property values, or borrower credit performance, could materially impact the allowance and results of operations.
Goodwill Impairment
Goodwill is tested for impairment at least annually and more frequently if events or changes in circumstances indicate potential impairment. The impairment analysis requires management to estimate the fair value of reporting units using assumptions regarding projected cash flows, discount rates, and long-term growth.
These estimates are inherently subjective and sensitive to changes in operating performance and market conditions. If actual results differ from projections or market conditions deteriorate, we may record impairment charges that could be material.
Valuation of Deferred Tax Assets
We recognize deferred tax assets for deductible temporary differences and net operating loss carryforwards and establish a valuation allowance when it is more likely than not that such assets will not be realized.
The assessment of realizability requires significant judgment regarding future taxable income and the reversal of temporary differences. Changes in projected profitability could materially affect the amount of valuation allowance recorded and income tax expense.
Recent Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements included with this Annual Report, for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report.
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups (JOBS) Act. Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an EGC can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs but any such election to opt out is irrevocable. The Company has not elected to opt out of such extended transition period which means that when a financial accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company will be eligible to use this extended transition period under the JOBS Act until the earlier of the date it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of the Company’s financials to those of other public companies more difficult.
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
Our LHFS, which are held awaiting sale into the secondary market, and our IRLCs, which represent an agreement to extend credit to a potential customer whereby the interest rate on the loan is set prior to funding, as well as MSRs, to the extent held, are impacted by changes in interest rates from the date of the commitment through the sale of the loan into the secondary market. Accordingly, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date or (ii) the date of sale into the secondary mortgage market. Our average holding period of the loan from funding to sale was approximately 30 days in 2025.
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
As of December 31, 2025 and December 31, 2024 we were exposed to interest rate risk on $466.7 million and $399.2 million, respectively, of LHFS as well as $4.0 million and $1.2 million, respectively, of net IRLCs in our consolidated balance sheets. As of December 31, 2025, a hypothetical decrease in interest rates by 25 basis points, 50 basis points, and 100 basis points would result in a $2.6 million, $2.3 million, and $6.6 million increase, respectively, in the combined fair value of our LHFS and IRLCs. As of December 31, 2025, a hypothetical increase in interest rates by 25 basis points, 50 basis points, and 100 basis points would result in a $1.8 million, $4.5 million, and $10.8 million decrease, respectively, in the combined fair value of our LHFS and IRLCs.
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
In order to manage interest rate risk on our Loans Held for Investment portfolio, we have entered into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of Loans Held for Investment resulting from changes in interest rates.
Credit Risk
We are subject to credit risk, which is the risk of default that results from a borrower’s inability or unwillingness to make contractually required mortgage payments. We attempt to mitigate this risk through stringent underwriting standards, post-closing procedures and retention of subservicing agents to monitor loan performance. For the year ended December 31, 2025, our average customer had, approximately, an average loan balance of $308,321, age of 44, FICO score of 747, and annual household income of $205,028. We also aim to sell loans into the secondary market shortly after production, although we are also subject to credit risk with regard to the counterparties involved in the derivative transactions and revenues from servicing regarding loans sold on the secondary market.
Better Home & Finance's origination volume largely conforms to GSE standards, specifically those of Fannie Mae and Freddie Mac, which have specific loan to value requirements. Freddie Mac's guidelines provide that the maximum loan to value for a conforming purchase in non-cash out refinance mortgages is 95% for a one-unit primary residence. For the year ended December 31, 2025 and the year ended December 31, 2024, 77% and 92%, respectively, of Better Home & Finance's loans, excluding HELOC loans, conformed to GSE standards.
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
Foreign Currency Exchange Risk
Through December 31, 2025, the majority of our revenue from customer arrangements has been denominated in U.S. dollars as we have limited revenue generating operations outside the United States. Our foreign currency operations include a non-operating service entity with an India Rupee functional currency as well as several operating entities resulting from acquisitions in the United Kingdom with the British pound sterling as the functional currency. We have focused on our expansion in the United Kingdom and expect our operations to make up a greater portion of revenue or costs in the near future. Activity in Indian Rupees and British pound sterling are not currently considered material by our management, given the majority of our revenue and costs are generated in the United States. Accordingly, we believe we do not currently have a material exposure to foreign currency exchange risk. In the future however, we expect our exposure to foreign currency exchange risk to increase in relation to the British pound sterling as we have decided to focus growth on specific entities in the United Kingdom, as mentioned elsewhere in this Annual Report.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Better Home & Finance Holding Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Better Home & Finance Holding Company and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
March 13, 2026
We have served as the Company's auditor since 2020.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share amounts)	2025	2024
Assets
Cash and cash equivalents	$99,827	$211,101
Restricted cash	16,788	24,416
Short-term investments	103,607	53,774
Mortgage loans held for sale, at fair value	466,681	399,241
Loans held for investment (net of allowance for credit losses of $2,251 and $1,667 as of December 31, 2025 and 2024, respectively)	723,333	111,477
Other receivables, net	14,808	17,549
Assets held for sale	8,687	10,411
Property and equipment, net	1,943	2,717
Right-of-use assets	4,678	1,387
Internal use software and other intangible assets, net	21,985	20,936
Goodwill	10,995	23,615
Derivative assets, at fair value	4,210	2,539
Prepaid expenses and other assets	27,892	33,894
Total Assets	$1,505,434	$913,057
Liabilities and Stockholders’ Equity/(Deficit)
Liabilities
Warehouse lines of credit	$411,862	$244,070
Convertible note	—	519,749
Senior notes	198,802	—
Customer deposits	762,984	134,130
Liabilities held for sale	4,802	6,116
Accounts payable and accrued expenses (includes $200 and $74 payable to related parties as of December 31, 2025 and 2024, respectively)	74,560	48,134
Escrow payable and other customer accounts	172	74
Derivative liabilities, at fair value	2,431	—
Warrant and equity related liabilities, at fair value	1,476	1,407
Lease liabilities	4,629	4,081
Other liabilities	6,533	13,466
Total Liabilities	1,468,251	971,227
Commitments and contingencies (see Note 15)
Stockholders’ Equity/(Deficit)
Common stock $0.0001 par value; 66,000,000 and 66,000,000 shares authorized as of December 31, 2025 and 2024, respectively, and 15,996,907 and 15,168,795 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2	2
Notes receivable from stockholders	—	(9,158)
Additional paid-in capital	2,109,762	1,863,288
Accumulated deficit	(2,076,238)	(1,910,366)
Accumulated other comprehensive gain/(loss)	3,657	(1,936)
Total Stockholders’ Equity/(Deficit)	37,183	(58,170)
Total Liabilities and Stockholders’ Equity/(Deficit)	$1,505,434	$913,057

The accompanying notes are an integral part of these consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2025	2024
Revenues:
Gain on loans, net	$136,148	$78,098
Other revenue	11,299	12,888
Net interest income
Interest income	60,269	38,990
Interest expense	(42,844)	(21,488)
Net interest income	17,425	17,502
Total net revenues	164,872	108,488
Expenses:
Compensation and benefits	174,226	141,089
General and administrative	45,323	52,230
Technology	27,874	26,110
Marketing and advertising	38,356	33,984
Loan origination expense	14,499	9,864
Depreciation and amortization	14,069	33,227
Other expenses/(income)	16,344	17,424
Total Expenses	330,691	313,928
Loss before income tax expense	(165,819)	(205,440)
Income tax expense	53	850
Net loss	(165,872)	(206,290)

Other comprehensive income/(loss):
Foreign currency translation adjustment, net of tax	5,593	(222)
Comprehensive loss	$(160,279)	$(206,512)

Per share data:
Loss per share attributable to common stockholders:
Basic	$(10.80)	$(13.65)
Diluted	$(10.80)	$(13.65)
Weighted average common shares outstanding — basic	15,358,433	15,111,701
Weighted average common shares outstanding — diluted	15,358,433	15,111,701
The accompanying notes are an integral part of these consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended December 31, 2025

	Common Stock		Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain/(Loss)	Total Stockholders' Equity (Deficit)
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding	Par Value
Balance - December 31, 2024	15,168,795	$2	$(9,158)	$1,863,288	$(1,910,366)	$(1,936)	$(58,170)
Gain on troubled debt restructuring (see Note 13)	—	—	—	210,044	—	—	210,044
Tax effect on gain on troubled debt restructuring	—	—	—	(741)	—	—	(741)
Issuance of common stock for options exercised	1,516	—	—	19	—	—	19
Issuance of common stock under ATM program	547,260	—	—	29,221	—	—	29,221
Termination of notes receivable from stockholders	(20,855)	—	9,158	(9,158)	—	—	—
Stock-based compensation	—	—	—	21,851	—	—	21,851
Tax withholding upon vesting of restricted stock units	(161,422)	—	—	(4,818)	—	—	(4,818)
Shares issued for vested restricted stock units	456,417	—	—	—	—	—	—
Issuance of common stock – other	5,196	—	—	56	—	—	56
Net loss	—	—	—	—	(165,872)	—	(165,872)
Other comprehensive gain— foreign currency translation adjustment, net of tax	—	—	—	—	—	5,593	5,593
Balance - December 31, 2025	15,996,907	$2	$—	$2,109,762	$(2,076,238)	$3,657	$37,183

The accompanying notes are an integral part of these consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended December 31, 2024

	Common Stock		Notes Receivables from Stockholders	Additional Paid-In Capital [1]	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
(Amounts in thousands, except share and per share amounts)	Issued and Outstanding [1]	Par Value [1]
Balance - December 31, 2023	15,035,467	$2	$(10,111)	$1,838,499	$(1,704,076)	$(1,714)	$122,600
Adjustment of transaction costs related to Business Combination	—	—	—	(2,372)	—	—	(2,372)
Issuance of common stock for options exercised	6,814	—	—	1,560	—	—	1,560
Cancellation of common stock	(30,673)	—	—	—	—	—	—
Stock-based compensation	—	—	—	28,534	—	—	28,534
Tax withholding upon vesting of restricted stock units	(67,235)	—	—	(1,972)	—	—	(1,972)
Shares issued for vested restricted stock units	224,422	—	—	—	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	(893)	885	—	—	(8)
Settlement of notes receivable from stockholders	—	—	1,846	(1,846)	—	—	—
Net loss	—	—	—	—	(206,290)	—	(206,290)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	—	(222)	(222)
Balance - December 31, 2024	15,168,795	$2	$(9,158)	$1,863,288	$(1,910,366)	$(1,936)	$(58,170)
1.Periods have been adjusted to reflect the 1-for-50 reverse stock split on August 16, 2024. See Note 1 Organization and Nature of the Business - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Cash Flows from Operating Activities:
Net loss	$(165,872)	$(206,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,044	7,089
Impairment charges, net	12,505	16,405
Amortization of internal use software and other intangible assets	13,025	26,138
Gain on sale of loans, net	(128,209)	(59,242)
Non-cash interest and amortization of debt issuance costs and discounts	1,700	6,208
Change in fair value of warrants and equity related liabilities	69	(924)
Stock-based compensation	20,432	26,753
Recovery of loan repurchase reserve	(821)	(9,923)
Provision for credit losses	584	1,667
Amortization/accretion of deferred fees and costs	(1,709)	—
Change in fair value of derivatives	673	(1,685)
Change in fair value of loans held for investment attributable to hedged risk	(1,946)	—
Change in fair value of mortgage loans held for sale	(7,357)	(2,321)
Loss on disposal of assets held for sale	692	—
Change in operating lease of right-of-use assets	(3,291)	(2,292)
Originations of mortgage loans held for sale	(4,678,977)	(3,649,956)
Proceeds from sale of mortgage loans held for sale	4,744,556	3,478,682
Change in operating assets and liabilities:
Other receivables, net	2,295	(1,908)
Prepaid expenses and other assets	9,492	16,859
Operating lease liabilities	548	(6,228)
Accounts payable and accrued expenses	17,028	(21,084)
Escrow payable and other customer accounts	484	567
Other liabilities	(3,520)	1,514
Net cash used in operating activities	(166,575)	(379,971)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,193)	(3,388)
Payment to dispose of assets held for sale	(1,597)	—
Proceeds from sale of property and equipment	—	2,938
Capitalization of internal use software	(10,036)	(6,694)
Maturities of short-term investments	446,726	183,309
Purchase of short-term investments	(493,088)	(211,863)
Origination of loans held for investment	(603,837)	(110,903)
Principal payments received on loans held for investment	1,518	2,791
Net cash used in investing activities	(661,507)	(143,810)
Cash Flows from Financing Activities:
Principal payments on convertible notes	(110,000)	(1,103)
Principal payments on senior notes	(1,606)	—
Net borrowings on warehouse lines of credit	167,792	117,852
Net increase in customer deposits	628,854	122,291
Proceeds from issuance of common stock under at-the-market offering	29,221	—
Proceeds from issuance of common stock and exercise of stock options	75	91
Net cash provided by financing activities	714,336	239,131
Effects of currency translation on cash, cash equivalents, and restricted cash	(7,502)	(217)
Net decrease in cash, cash equivalents, and restricted cash, including cash classified within assets held for sale	(121,248)	(284,867)
Less: net change in cash, cash equivalents and restricted cash classified within assets held for sale	2,346	(7,682)
Cash, cash equivalents, and restricted cash—Beginning of year	235,517	528,066
Cash, cash equivalents, and restricted cash—End of year	$116,615	$235,517
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

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Cash and cash equivalents, end of year	$99,827	$211,101
Restricted cash, end of year	16,788	24,416
Total cash, cash equivalents and restricted cash end of year	$116,615	$235,517
Supplemental Disclosure of Cash Flow Information:
Interest paid	$21,753	$13,822
Income taxes paid/(refunded)	$1,707	$(677)
Non-Cash Investing and Financing Activities:
Convertible notes exchange	$209,303	$—
Reduction of lease liability via modification/termination	$—	$20,894
Capitalization of stock-based compensation related to internal use software	$1,419	$1,781
Vesting of stock options early exercised in prior periods	$—	$1,560
Vesting of common stock issued via notes receivable from stockholders	$—	$893
Settlement of notes receivable from stockholders	$—	$1,846
Reclasses to internal use software	$—	$2,254
Termination of notes receivable from stockholders	$9,158	$—
The accompanying notes are an integral part of these consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Nature of the Business
Better Home & Finance Holding Company together with its subsidiaries (collectively, the “Company”), provides a comprehensive set of homeownership offerings in the United States and operates a banking platform in the United Kingdom. The Company’s offerings include mortgage loans, real estate agent services, title and homeowner’s insurance, and other homeownership offerings. The Company leverages Tinman, its proprietary technology platform, to optimize the mortgage process from the initial application, to the integration of a suite of additional homeownership offerings, to the sale of loans to a network of loan purchasers.
Mortgage loans originated within the United States are through the Company’s wholly-owned subsidiary Better Mortgage Corporation (“BMC”). BMC is an approved Title II Single Family Program Lender with the U.S. Department of Housing and Urban Development’s (“HUD”) Federal Housing Administration (“FHA”), and is an approved seller and servicer with the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FMCC”). The Company conducts banking operations in the United Kingdom through Birmingham Bank, a regulated U.K. banking entity acquired in 2023. In the fourth quarter of 2024, the Company decided to dispose of certain operating units in the U.K., see Note 10 for further details.
Unless otherwise indicated, references to “Better,” “Better Home & Finance,” the “Company,” “we,” “us,” “our,” and other similar terms refer to (i) Pre-Business Combination Better and its consolidated subsidiaries prior to the Closing and (ii) Better Home & Finance and its consolidated subsidiaries following the Closing.
The Company’s Class A common stock and warrants are listed on the Nasdaq Capital Market (the “Nasdaq”) under the ticker symbols “BETR” and “BETRW,” respectively.
Reverse Stock Split—On Friday, August 16, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, effecting a 1-for-50 reverse stock split of the Company’s common stock (the “Reverse Stock Split”) for the primary purpose of increasing the per share trading price of the Company’s Class A common stock to enable the Company to regain compliance with the minimum bid price requirement for continued listing on The Nasdaq Market LLC (“Nasdaq”). The Company’s Class A common stock began trading on a split-adjusted basis on Nasdaq upon the market open on Monday, August 19, 2024.
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
Cash and Cash Equivalents—Cash and cash equivalents consists of cash on hand and other highly liquid and short-term investments with maturities of 90 days or less at acquisition. Of the cash and cash equivalents balances as of December 31, 2025 and 2024, $1.0 million and $1.3 million, respectively, were insured by the Federal Deposit Insurance Corporation (“FDIC”).
Restricted Cash—Restricted cash primarily consists of amounts provided as collateral for the Company’s various warehouse lines of credit as well as escrow funds received from and held on behalf of borrowers. In some instances, the Company may administer funds that are legally owned by a third-party which are excluded from the Company’s consolidated balance sheets. As of December 31, 2025 and 2024, the Company held $16.8 million, and $24.4 million, respectively, of restricted balances in accordance with the covenants of the agreements relating to its warehouse lines of credit (Note 4) and escrow funds (Note 15). Included in assets held for sale on the consolidated balance sheets as December 31, 2025 and 2024, are $4.3 million and $3.9 million, respectively, of restricted cash. See Note 10 for further details.
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
The loan repurchase reserve on loans sold relates to expenses incurred due to the potential repurchase of loans, indemnification of losses based on alleged violations or representations and warranties, which are customary to the mortgage banking industry. Provisions for potential losses are charged to expenses and are included within gain on loans, net on the consolidated statements of operations and comprehensive loss. The loan repurchase reserve represents the Company’s estimate of the total losses expected to occur and is considered to be adequate by management based upon the Company’s evaluation of the potential exposure related to the loan sale agreements over the life of the associated loans sold. The Company records the loan repurchase reserve within other liabilities on the consolidated balance sheets. See Note 16 for further analysis.
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
The allowance for credit losses is a valuation account that is deducted from the loans held for investment amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the loan balance is deemed to be uncollectible. Management’s estimation of expected credit losses is to be incurred over the life of the loan, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments-Credit Losses, which requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. Managements estimation utilizes a probability of default /loss given default (“PD/LGD”) methodology. Under this approach, expected credit losses are calculated as the product of probability of default, loss given default, and exposure at default for each loan. Management estimates expected credit losses on a collective basis for loans that share similar risk characteristics, which primarily consist of property buy-to-let loans originated through its U.K. banking operations. See Note 5 for additional details.
Other Receivables, Net—Other receivables, net consist primarily of amounts due from a third party loan sub-servicer, margin account balances with brokers, an integrated relationship partner, and servicing partners of loan purchasers.
Other receivables, net is net of the allowance for credit losses, in accordance with ASC 326, Financial Instruments-Credit Losses . Management’s estimate of credit losses and allowance is based on historical collection experience and a review of the current status of other receivables. It is reasonably possible that management’s estimate of the allowance will change. No allowance has been taken as of December 31, 2025 and 2024, respectively, as the balances reflect amounts considered by management to be fully collectible.
Derivatives and Hedging Activities—The Company enters into IRLCs to originate mortgage loans, at specified interest rates and within a specified period of time, with potential borrowers who have applied for a loan and meet certain credit and underwriting criteria. These IRLCs are not designated as accounting hedging instruments and are reflected in the consolidated balance sheets as derivative assets or liabilities, at fair value, with changes in fair value recorded in current

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
period earnings. Unrealized gains and losses on the IRLCs are recorded as derivative assets or liabilities, at fair value, on the consolidated balance sheets and in gain on loans, net within the consolidated statements of operations and comprehensive loss. The fair value of IRLCs are measured based on the value of the underlying mortgage loan, quoted MBS prices, estimates of the fair value of the mortgage servicing rights, and adjusted by the estimated loan funding probability, or “pull-through factor”.
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
In order to manage interest rate risk on our Loans Held for Investment portfolio, we have entered into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of Loans Held for Investment resulting from changes in interest rates. We designate these interest rate swap contracts as fair value hedges that qualify for hedge accounting under ASC 815, Derivatives and Hedging. The changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings.
We assess hedge effectiveness under ASC 815, on a quarterly basis to ensure all hedges remain highly effective and hedge accounting under ASC 815 can be applied. In conjunction with the assessment of effectiveness, we assess the hedged item to ensure it is expected to be outstanding at the hedged item’s assumed maturity date and the portfolio layer method of accounting under ASC 815 can be applied. The portfolio layer method allows multiple hedged layers of a single closed portfolio. Fair value basis adjustments in an existing portfolio layer method hedge are maintained at the closed portfolio level (Balance Sheet line item level) and are therefore not allocated to individual assets.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and liabilities measured at fair value on a recurring basis include LHFS, derivative assets and liabilities, including IRLCs, forward sale commitments, interest rate swaps and warrant and equity related liabilities. When developing fair value measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. However, for certain instruments, the Company must utilize unobservable inputs in determining fair value due to the lack of observable inputs in the market, which requires greater judgment in measuring fair value. In instances where there is limited or no observable market data, fair value measurements for assets and liabilities are based primarily upon the Company’s own estimates, and the measurements reflect information and assumptions that management believes a market participant would use in pricing the asset or liability.
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
The guidance for goodwill impairment testing begins with an optional qualitative assessment to determine whether it is more likely than not that goodwill is impaired. The Company is not required to perform a quantitative impairment test unless it is determined, based on the results of the qualitative assessment, that it is more likely than not that goodwill is impaired. The quantitative impairment test is prepared at the reporting unit level. In performing the impairment test, management compares the estimated fair values of the applicable reporting units to their aggregate carrying values, including goodwill. If the carrying amounts of a reporting unit including goodwill were to exceed the fair value of the reporting unit, an impairment loss is recognized within the consolidated statements of operations and comprehensive loss in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company currently has two reporting units. For further details on goodwill impairment see Note 8 and Note 10.
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
Impairment of Indefinite-Lived Intangible Assets—The Company assesses the impairment of indefinite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include items such as significant underperformance compared to historical or projected future operating results and significant changes in the manner or use of the acquired assets or the strategy for the overall business.
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
The determination as to whether the sale of the disposal group is probable may include significant judgments from management related to the estimated timing of the closing of a future sales transaction. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell and are not depreciated or amortized. See Note 10 for further detail on assets and liabilities held for sale.
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
Non-cancelable lease terms for most of the Company's real estate leases typically range between 1-5 years and may also provide for renewal options. Renewal options are typically solely at the Company’s discretion and are only included within the lease term when the Company is reasonably certain that the renewal options would be exercised.
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
Convertible Note—As part of the Closing of the Business Combination, the Company issued to SB Northstar LP, an affiliate of SoftBank Group Corp., a senior subordinated convertible note (the “Convertible Note”). Upon initial issuance, the Convertible Note is evaluated for redemption and conversion features that could result in embedded derivatives that require bifurcation from the notes. Upon initial issuance, any embedded derivatives are measured at fair value. Convertible Note proceeds are allocated between the carrying value of the note and the fair value of embedded derivatives on the initial issuance date. Any portion of proceeds allocated to embedded derivatives are treated as reductions in, or discounts to, the carrying value of the Convertible Note on the issuance date. Embedded derivatives are adjusted to fair value at each reporting period, with the change in fair value included within interest expense on the consolidated statements of operations and comprehensive loss. See Note 13 for further details on the Convertible Note.
Senior Notes—Upon initial issuance, the Senior Notes are evaluated for redemption and conversion features that could result in embedded derivatives that require bifurcation from the notes. Upon initial issuance, any embedded derivatives are measured at fair value. The notes proceeds are allocated between the carrying value of the note and the fair value of embedded derivatives on the initial issuance date. Any portion of proceeds allocated to embedded derivatives are treated as reductions in, or discounts to, the carrying value of the Senior Notes on the issuance date. Embedded derivatives are adjusted to fair value at each reporting period, with the change in fair value included within interest expense on the condensed consolidated statements of operations and comprehensive loss. See Note 13 for further details on the Senior Notes.
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
The Company evaluated the Public Warrants and Private Warrants and concluded that both meet the definition of a derivative and will be accounted for at fair value in accordance with ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, as the Public Warrants and Private Warrants are not considered indexed to the Company's stock. Changes in the fair value of Warrants are included within other expenses/(income) in the consolidated statement of operations and comprehensive loss. As of December 31, 2025 and 2024, the balance of the Warrants was $1.2 million and $1.3 million, respectively, and is included within Warrant and equity related liabilities on the consolidated balance sheets.
Sponsor Locked-Up Shares—The Sponsor Locked-Up Shares are accounted for as a derivative and are included within warrants and equity related liabilities on the consolidated balance sheets. These shares are subject to transfer restrictions, which will be released contingent upon the price of Class A common stock exceeding certain thresholds or upon some strategic events, which include events that are not indexed to Class A common stock. As the Sponsor Locked-Up Shares are not considered indexed to the Company’s stock, they are accounted for at fair value in accordance with ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. Changes in the fair value of Sponsor Locked-Up Shares are included within other expenses/(income) in the consolidated statement of operations and comprehensive loss. As of December 31, 2025 and 2024, the balance of the Sponsor Locked-Up Shares was $0.3 million and $0.1 million, respectively, and is included in Warrant and equity related liabilities on the consolidated balance sheets.
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
2.Other revenue consists of revenue from the Company’s additional offerings such as real estate services, insurance services, and international lending revenue, which is recognized in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 outlines a single comprehensive model in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For international lending revenue, the Company generates revenue primarily from broker fees earned in the U.K. The Company recognizes international lending revenue upon completion of the performance obligation, which is when the mortgage provider approves the mortgage.
3.     Net interest income includes interest income from LHFS, calculated based on the note rate of the respective loan, interest income from short-term investments, and interest income on loans held for investment. Interest expense includes interest expense on warehouse lines of credit, interest expense on customer deposits, as well as interest expense on corporate debt.
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
The Company accounts for forfeitures of stock options and RSUs as they occur rather than estimating forfeitures at the time of grant.
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
Loan Origination Expenses—Loan origination expenses consist of costs directly attributable to the production of loans such as appraisal fees, processing expenses, underwriting, closing fees, and servicing costs. For mortgage loans held for sale that are accounted for at fair value, these costs are expensed as incurred.
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
Diluted net income (loss) per share is the amount of net income (loss) available to each share of common stock outstanding during the reporting period, adjusted to include the effect of potentially dilutive common shares. For periods in which the Company reports net losses, basic and diluted net loss per share attributable to common stockholders are the same because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. For the years ended December 31, 2025 and 2024, the Company reported a net loss attributable to common stockholders.
Segments—The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities across two operating and reportable segments. Accordingly, the CODM uses segment net income (loss) from operations to allocate resources and assess performance. The CODM reviews budget-to-actual variances for segment net income (loss) on a regular basis when making decisions about allocating resources to each segment. Further, the CODM reviews and utilizes functional expenses at the segment level to manage the Company’s operations. Other segment items included in net income are net interest income, depreciation and amortization, and income tax expense (benefit), which are reflected in the consolidated statements of operations and comprehensive loss.
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
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The Company adopted ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, as of January 1, 2025, prospectively. The amendments enhance the transparency of income tax disclosures and did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards Not Yet Adopted
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
In November 2025, the FASB issued ASU 2025-08, Financial Instruments — Credit Losses (Topic 326): Purchased Loans. The ASU expands the use of the gross up method to certain acquired loans beyond purchased financial assets with credit deterioration. The ASU applies the gross-up method to acquired non-PCD assets that are purchased seasoned loans ultimately eliminating the Day 1 credit loss expense and reducing interest income recognized in subsequent periods. ASU 2025-08 is effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). This ASU improves the navigability of interim disclosure requirements, provides additional guidance on the disclosures required in interim reporting periods, and introduces a principle requiring entities to disclose events occurring since the end of the most recent annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 addresses suggestions received from stakeholders regarding the ASC and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.
3. Revenues
Revenues— The Company disaggregates revenue based on the following revenue streams:
Gain on loans, net consisted of the following:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Gain on sale of loans, net	$128,209	$59,242
Broker revenue	7,118	8,933
Loan repurchase reserve recovery	821	9,923
Total gain on loans, net	$136,148	$78,098
Other revenue consisted of the following:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
International lending revenue	$5,185	$3,999
Insurance services	2,536	3,466
Real estate services	1,896	2,470
Other revenue	1,682	2,953
Total other revenue	$11,299	$12,888

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net interest income consisted of the following:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Interest income
Mortgage interest income	$28,759	$19,839
Interest income on loans held for investment	20,791	2,258
Interest income from investments	10,719	16,893
Total interest income	60,269	38,990
Interest expense
Warehouse interest expense	(20,134)	(11,258)
Interest expense on customer deposits	(20,996)	(2,508)
Other interest expense(1)	(1,714)	(7,722)
Total interest expense	(42,844)	(21,488)
Total net interest income	$17,425	$17,502
__________________
(1) Primarily consists of interest on Convertible Notes, see Note 13 for more details.

4. Mortgage Loans Held for Sale and Warehouse Lines of Credit
The Company has the following outstanding warehouse lines of credit:

			December 31,
(Amounts in thousands)	Maturity	Facility Size	2025	2024
Funding Facility 1 (1)	May 13, 2025	$—	$—	$60,747
Funding Facility 2 (2)	March 6, 2026	150,000	81,423	74,472
Funding Facility 3 (3)	June 30, 2026	175,000	117,499	108,851
Funding Facility 4 (4)	April 5, 2026	250,000	212,940	—
Total warehouse lines of credit		$575,000	$411,862	$244,070
__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 2.125%. During the second quarter of 2025, Funding Facility 1 was terminated prior to maturity.
(2)Interest charged under the facility is at the 30-day term SOFR plus 2.10%-2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash. Subsequent to December 31, 2025, the Company extended the maturity to March 2, 2027.
(3)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. A compensating balance of $15.0 million is maintained and included in cash and cash equivalents. This amount represents a compensating balance arrangement and is not legally restricted. Failure to maintain the required balance may limit the Company’s ability to obtain future advances under the facility. As of December 31, 2025, the Company was in compliance with this requirement. Subsequent to December 31, 2025, the Company extended the maturity to January 21, 2027.
(4)Interest charged under the facility is at the daily simple SOFR plus 1.75% - 2.50%. There is no cash collateral deposit maintained as of December 31, 2025.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The unpaid principal amounts of the Company’s LHFS are also pledged as collateral under the relevant warehouse funding facilities. The Company’s LHFS are summarized below by those pledged as collateral and those fully funded by the Company:

	December 31,
(Amounts in thousands)	2025	2024
Funding Facility 1	$—	$61,341
Funding Facility 2	89,483	83,562
Funding Facility 3	129,515	123,081
Funding Facility 4	226,822	—
Total LHFS pledged as collateral	445,820	267,984
Company-funded LHFS	6,197	10,056
Company-funded HELOC	7,308	118,879
Total LHFS	459,325	396,919
Fair value adjustment	7,356	2,322
Total LHFS at fair value	$466,681	$399,241
Average days loans held for sale, other than Company-funded LHFS and Company-funded HELOC, for the years ended December 31, 2025 and 2024 were approximately 30 days and 21 days, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of December 31, 2025 and 2024, the unpaid principal balance of loans that were either 90 days past due or non-performing was $2.4 million and $1.4 million, respectively.
As of December 31, 2025 and 2024, the weighted average annualized interest rate for the warehouse lines of credit was 6.08% and 6.44%, respectively. The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth, liquid assets, current ratios, liquidity ratios, leverage ratios, and earnings. In addition, these warehouse lines also require the Company to maintain compensating cash balances. As of December 31, 2025, the Company maintained $3.8 million of cash collateral deposits included in restricted cash and $15.0 million of compensating balances included in cash and cash equivalents on the accompanying consolidated balance sheets. As of December 31, 2024, the Company maintained $18.8 million of cash collateral deposits included in restricted cash. The Company was in compliance with all financial covenants under the warehouse lines as of December 31, 2025 and 2024.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Loans Held for Investment
The majority of the Company’s Loans Held for Investment portfolio consists of property - buy to let loans, which is the purchase of property for the purpose of renting to a tenant, which makes up 99.9% and 98.6% of the total loan portfolio as of December 31, 2025 and 2024, respectively. The Company’s Loans Held for Investment portfolio is summarized as follows:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Property - Buy to Let	$736,807	$111,630
Other	544	1,514
Deferred fees, net	(13,713)	—
Fair value hedge basis adjustment	1,946	—
Allowance for credit losses	(2,251)	(1,667)
Total Loans Held for Investment, net	$723,333	$111,477
Accrued interest receivable on loans receivable totaled $1.0 million and $0.4 million, respectively, as of December 31, 2025 and December 31, 2024 and is included in other receivables, net on the consolidated balance sheets. The Company elected the practical expedient to exclude the applicable accrued interest receivable on loans receivable from the disclosed amortized cost basis.
The Company concluded that it has a substantive non-accrual policy which allows for the timely reversal of accrued interest should an asset be placed on non-accrual; accordingly, there was no allowance for credit losses for accrued interest receivable on loans receivable as of December 31, 2025. When writing off uncollectible accrued interest receivables on its loans held for investment portfolio, the Company considers 90 days to be a timely manner.
Uncollectible amounts of accrued interest receivable are charged off by reversing interest income. The Company had no charge offs of uncollectible accrued interest on its outstanding loans held for investment during the years ended December 31, 2025 and 2024.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. As of December 31, 2025 there was an immaterial number of loans held for investment past due. Substantially all past-due loans were less than 30 days past due. As of December 31, 2024, there were no loans held for investment past due.
The Company considers loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, or where foreclosure is probable, to be collateral dependent. As of December 31, 2025, there was one loan with a total unpaid balance of $2.5 million in which formal foreclosure proceedings were in process. As of December 31, 2024, there were no loans secured by any asset type for which formal foreclosure proceedings were in process.
Loans are placed on non-accrual status and the accrual of interest is discontinued if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Generally, payments received on non-accrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of December 31, 2025 and 2024, there were no loans that were placed on non-accrual status.
During the years ended December 31, 2025 and 2024, there were no modifications for loans to borrowers experiencing financial difficulty.
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
The Company utilizes maturity bands to assess the probability of credit losses within the portfolio. The three main bands are as follows: 0-20 months, 21-40 months, and over 40 months. The following table presents amortized cost for outstanding loans, by class and year of origination/renewal, as of December 31, 2025 and December 31, 2024.
The tables below present loans by credit quality indicator and vintage year. The amounts presented by year of origination exclude fair value hedge accounting basis adjustments and net deferred fees, which are presented separately above:

December 31, 2025
(Amounts in thousands)	2025	2024	2023	2022	2021	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	226	—	—	—	—	226
Over 40 Months	605,424	116,675	769	—	—	—	722,868
Total	$605,424	$116,901	$769	$—	$—	$—	$723,094

Other
0-20 Months	$—	$—	$—	$406	$125	$—	$531
21-40 Months	—	—	13	—	—	—	13
Over 40 Months	—	—	—	—	—	—	—
Total	$—	$—	$13	$406	$125	$—	$544

Total	$605,424	$116,901	$782	$406	$125	$—	$723,638

December 31, 2024
(Amounts in thousands)	2024	2023	2022	2021	2020	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	—	—	—	—	—	—
Over 40 Months	110,891	739	—	—	—	—	111,630
Total	$110,891	$739	$—	$—	$—	$—	$111,630

Other
0-20 Months	$—	$34	$255	$435	$77	$2	$803
21-40 Months	—	13	630	68	—	—	711
Over 40 Months	—	—	—	—	—	—	—
Total	$—	$47	$885	$503	$77	$2	$1,514

Total	$110,891	$786	$885	$503	$77	$2	$113,144

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Property and Equipment
Property and equipment consists of the following:

	As of December 31,
(Amounts in thousands)	2025	2024
Computer and Hardware	$3,267	$5,423
Furniture and equipment	1,496	1,580
Leasehold improvements	2,594	2,509
Total property and equipment	7,357	9,512
Less: Accumulated depreciation	(5,414)	(6,795)
Property and equipment, net	$1,943	$2,717
Total depreciation expense on property and equipment for the years ended December 31, 2025 and 2024 was $1.0 million and $7.1 million, respectively. Included in depreciation expense was $3.7 million of accelerated depreciation due to a lease modification for the year ended December 31, 2024. An impairment of $0.2 million and $4.8 million was recognized for the years ended December 31, 2025 and 2024, respectively, related to computers and hardware and is included within other expense/(income) within the consolidated statements of operations and comprehensive loss.
7. Leases
The below table presents the lease related assets and liabilities recorded on the accompanying balance sheet:

		As of December 31,
(Amounts in thousands)	Balance Sheet Caption	2025	2024
Assets:
Operating lease right-of-use assets	Right-of-use asset	$4,678	$1,387
Total leased assets		$4,678	$1,387
Liabilities:
Operating lease liabilities	Lease liabilities	$4,629	$4,081
Total lease liabilities		$4,629	$4,081
The components of operating lease costs, included within general and administrative expenses within the consolidated statements of operations and comprehensive loss, were as follows:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Operating lease cost	$3,390	$8,903
Short-term lease cost	1,050	512
Variable lease cost	733	906
Total operating lease cost	$5,173	$10,321
Supplemental cash flow and non-cash information related to leases were as follows:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Cash paid for amounts included in measurement of operating lease liabilities	$4,845	$8,668
Right-of-use assets obtained in exchange for lease liabilities:
Operating lease right-of-use assets recognized	$4,996	$1,261

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases was as follows:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Operating leases
Weighted average remaining lease term (in years)	3.8	1.3
Weighted average discount rate	10.0%	5.4%
As of December 31, 2025, the Company held no finance leases, and the maturity analysis of operating lease liabilities are as follows:

(Amounts in thousands)	Operating Leases
2026	$1,781
2027	1,405
2028	1,105
2029	1,088
2030 and beyond	147
Total lease payments	5,526
Less amount representing interest	(897)
Total lease liabilities	$4,629

8. Goodwill and Internal Use Software and Other Intangible Assets, Net
Changes in the carrying amount of goodwill, net consisted of the following:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Balance at beginning of year	$23,615	$32,390
Goodwill impairment	(14,000)	(7,266)
Reclassification of disposal units goodwill to assets held for sale	—	(1,112)
Effect of foreign currency exchange rate changes	1,380	(397)
Balance at end of year	$10,995	$23,615
For the years ended December 31, 2025 and 2024, the Company recorded goodwill impairment charges of $14.0 million and $7.3 million, respectively, which are included within other expense/(income) in the consolidated statements of operations and comprehensive loss.
During the fourth quarter of 2025, management identified a triggering event requiring an interim goodwill impairment assessment. The Company determined that the estimated fair value of Birmingham Bank was less than its carrying value and, as a result, recorded a goodwill impairment charge of $13.5 million during the year ended December 31, 2025.
The remaining impairment of $0.5 million recorded in 2025 relates to entities in the U.K. for which management has classified as held for sale, and the $7.3 million impairment recorded in 2024 similarly relates to those held-for-sale U.K. entities, see Note 10.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Internal use software and other intangible assets, net consisted of the following:

	As of December 31, 2025
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.4	$161,622	$(142,069)	$19,553
Intellectual property and other	5.5	2,626	(2,048)	$578
Total Intangible assets with finite lives, net		164,248	(144,117)	20,131
Intangible assets with indefinite lives
Domain name		1,820	—	$1,820
Licenses and other		34	—	$34
Total Internal use software and other intangible assets, net		$166,102	$(144,117)	$21,985

	As of December 31, 2024
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$147,994	$(129,487)	$18,507
Intellectual property and other	6.0	869	(291)	578
Total Intangible assets with finite lives, net		148,863	(129,778)	19,085
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Licenses and other		31	—	31
Total Internal use software and other intangible assets, net		$150,714	$(129,778)	$20,936
The Company capitalized $11.4 million and $8.5 million in internal use software and website development costs during the years ended December 31, 2025 and 2024, respectively. Included in capitalized internal use software and website development costs are $1.4 million and $1.8 million of stock-based compensation costs for the years ended December 31, 2025 and 2024, respectively. Amortization expense totaled $13.0 million and $26.1 million during the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, no impairments were recognized relating to other intangible assets.
Amortization expense related to intangible assets as of December 31, 2025 is expected to be as follows:

(Amounts in thousands)	Total
2026	$9,695
2027	6,336
2028	2,926
2029	808
2030 and thereafter	366
Total	$20,131

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following:

	As of December 31,
(Amounts in thousands)	2025	2024
Prepaid expenses	$12,495	$17,165
Tax receivables	6,242	5,484
Security deposits	8,803	11,245
Prefunded loans in escrow	352	—
Total prepaid expenses and other assets	$27,892	$33,894
The prefunded loans in escrow consist of loans that were funded in the current period but closed in the subsequent period. Due to the timing of the closing of these loans, they are not mortgage loans held for sale in the current period.
10. Assets and Liabilities Held for Sale
During the fourth quarter of 2024, management enacted a plan to sell several entities in the U.K. which are being actively marketed, are available for sale in their current respective conditions, and management expects to complete the respective sales within one year and all criteria included in Note 2 have been met. The following table represents summarized balance sheet information of assets and liabilities held for sale:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$710	$3,814
Restricted cash	4,256	3,868
Mortgage loans held for sale, at fair value	1,954	1,721
Other receivables, net	706	1,244
Property and equipment, net	2	35
Internal use software and other intangible assets, net	2,357	2,203
Goodwill	711	1,112
Prepaid expenses and other assets	69	634
Write down of assets to fair value less cost to sell	(2,078)	(4,220)
Total assets held for sale	$8,687	$10,411

Accounts payable and accrued expenses	$424	$1,684
Escrow payable and other customer accounts	4,256	3,868
Other liabilities	122	564
Total liabilities held for sale	$4,802	$6,116

For the years ended December 31, 2025 and 2024, the Company recorded a write up of $2.1 million and a write down of $4.2 million, respectively, to adjust the disposal group of its fair value less cost to sell. These amounts are included in other expense (income) in the consolidated statements of operations and comprehensive loss. For year ended December 31, 2025, the Company recorded goodwill impairment relating to the entities in the U.K. classified as held for sale of $0.5 million which is included within other expense/(income) in the consolidated statements of operations and comprehensive loss.
During the third quarter of 2025, the Company completed the sale of its Trussle Lab Ltd subsidiary, which had previously been classified as held for sale. In connection with the transaction, and pursuant to a settlement agreement executed in September 2025 between Better Finance Ltd (a subsidiary of the Company) and Onedome Finance Ltd, the Company paid $1.6 million (€1.2 million) to transfer ownership and settle all related obligations associated with the entity.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As a result of this transaction, the Company recognized a loss on disposal of $0.7 million (€0.5 million), which is included within other expense/(income) in the consolidated statements of operations and comprehensive loss.
11. Customer Deposits
In relation to the Company’s banking activities tied to the Birmingham acquisition in the U.K., the Company offers individual savings accounts and other depository products with differing maturities and interest rates to its customers. The balance of customer deposits as of December 31, 2025 and December 31, 2024 was $763.0 million and $134.1 million, respectively, on the consolidated balance sheets.
The following table presents average balances and weighted average rates paid on deposits for the years indicated:

	Year Ended December 31, 2025		Year Ended December 31, 2024
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$107,685	3.75%	$10,405	2.94%
Term	384,051	4.53%	44,970	3.94%
Savings	2,588	2.39%	3,285	2.11%
Total Deposits	$494,324	3.56%	$58,660	3.00%
The following table presents maturities of customer deposits:

(Amounts in thousands)	As of December 31, 2025
Demand Deposits	$182,392
Maturing In:
2026	144,445
2027	186,947
2028	117,480
2029	31,679
Thereafter	100,041
Total	762,984
Interest Expense on deposits is recorded in interest expense in the consolidated statements of operations and comprehensive loss for the year indicated as follows:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Notice	$4,441	$460
Term	16,499	1,946
Savings	56	102
Total Interest Expense	$20,996	$2,508
Deposits are for U.K. banking clients and are protected up to £120.0 thousand ($161.3 thousand) per eligible person by the Financial Services Compensation Scheme in the U.K. Of the total customer deposits as of December 31, 2025, $214.3 million were over the applicable insured amount.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Other Liabilities
Other liabilities consisted of the following:

	As of December 31,
(Amounts in thousands)	2025	2024
Deferred Revenue	—	3,038
Loan Repurchase Reserve (Note 16)	4,268	7,523
Other Liabilities	2,265	2,905
Total other liabilities	$6,533	$13,466

13. Senior Notes
Convertible Note (Prior to exchange) —As of December 31, 2025 and 2024, the carrying amount of the Convertible Note was none and $519.7 million on the consolidated balance sheets, respectively. For the years ended December 31, 2025 and 2024, the Company recorded a total of $1.7 million and $7.6 million, respectively, of interest expense related to the Convertible Note. Interest expense from the Convertible Note is included in interest expense within the consolidated statements of operations and comprehensive loss. In February 2024, the Company made a cash payment in the amount of $2.5 million, which consisted of $1.1 million towards the principal and $1.4 million of interest from January 1, 2024 through February 15, 2024.
Note Exchange Agreement and Troubled Debt Restructuring —On April 12, 2025, the Company entered into a privately negotiated Exchange Agreement (the “Note Exchange Agreement”) with SB Northstar LP (the “Investor”), a related party, pursuant to which the Company and the Investor agreed to exchange (the “Exchange”) all of the $532.5 million total aggregate principal amount outstanding of the Company’s existing 1.00% Convertible Notes due 2028 (the “Convertible Notes”) held by the Investor for (i) $155.0 million in aggregate principal amount of new 6.00% Senior Secured Notes due 2028 (the “Senior Notes”), and (ii) a cash payment of $110.0 million (the “Cash Payment”). The Company did not receive any cash proceeds in connection with the Exchange. The Exchange was subsequently consummated on April 28, 2025 (the “Closing Date”), upon which the Company received and cancelled all Convertible Notes and the Investor forfeited any accrued and unpaid interest in respect of the Convertible Notes to, but not including, the Closing Date.
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
The Exchange was accounted for as a TDR under ASC 470-60. On the Closing Date, the principal amount was $532.5 million with a discount of $11.1 million for a net carrying value of $521.4 million. The Company made a cash payment on the Closing Date of $110.0 million and recognized the Senior Notes at a carrying value $200.4 million. The gain on troubled debt restructuring of $210.0 million was recognized through equity as the Investor is considered a related party. The Company also accrued for $1.0 million of expenses related to the TDR which reduced the gain recognized through equity.
Under the TDR accounting treatment, the initial carrying value of the Senior Notes of $200.4 million is made up of the total future undiscounted cash flows which includes principal of $155.0 million and interest make-whole as well as a redemption premium of $45.4 million. The interest make-whole and the redemption premium are related to the optional redemption feature where the Company can redeem all or part of the Senior Notes prior to December 31, 2028 at 108% of the principal plus a make-whole premium as discussed further below. The Company assumes contingent future payments will have to be paid and those amounts shall be included in the total future cash payments.
Senior Notes—In connection with the Exchange, the Company entered into an indenture (the “Senior Notes Indenture”) with GLAS Trust Company LLC, as trustee and notes collateral agent. As of December 31, 2025 and 2024, the carrying amount of the Senior Notes was $198.8 million and none, respectively. In July 2025, the Company made a cash

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
payment of $1.6 million which consisted of interest from April 28, 2025 through June 30, 2025. As a result of the accounting treatment discussed above, this payment was applied to reduce the principal on the Senior Notes. For the period July 1, 2025 through December 31, 2025, the Company has elected to pay interest in kind on the Senior Notes.
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
The Senior Notes are redeemable, in whole and not in part, at the Company’s option at any time prior to December 31, 2028, at a cash redemption price equal to 106.00% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount not exceeding the net cash proceeds of one or more “Equity Offerings” (as defined in the Senior Notes Indenture); provided that at least 60% of the aggregate principal amount of the Senior Notes remains outstanding immediately after the redemption and the redemption occurs within 150 days of the date of the closing of each such Equity Offering. Additionally, prior to December 31, 2028, the Company may redeem all or part of the Senior Notes at a redemption price equal to the sum of 108% of the principal amount of the Senior Notes to be redeemed, plus the “Make Whole Premium” (as defined in the Senior Notes Indenture) at the redemption date, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If certain corporate events that constitute a “Change of Control Triggering Event” (as defined in the Senior Notes Indenture) occur, then noteholders may require the Company to repurchase all or any part of their Senior Notes at a cash repurchase price equal to 101% of the aggregate principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of settlement. The definition of Change of Control Triggering Event includes certain business combination transactions involving the Company.

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
In September 2021, the Company and TheNumber entered into a technology integration and license agreement. The listed services provided by TheNumber are lead generation, market rate analysis, lead growth analysis, property listing analysis, automated valuation models, and financial risk analysis. Both parties agreed to jointly develop all aspects of this program, and the agreement provides for the utilization of TheNumber employees by the Company. In January 2025, the agreement was extended for an additional year. The services provided by TheNumber are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with these agreements, the Company paid expenses of $0.9 million and $1.0 million for the years ended December 31, 2025 and 2024 respectively, which are included within general and administrative expenses on the consolidated statements of operations and comprehensive loss. The Company included a payable of $0.1 million and $0.1 million as of December 31, 2025 and 2024, respectively, within accounts payable and accrued expenses on the consolidated balance sheets.
Notable—In previous years, the Company or subsidiaries of the Company, entered into several agreements (herein referred to as the “Notable Agreements”) with Notable Finance LLC (“Notable”), an entity in which Vishal Garg, the Company’s Chief Executive Officer, and 1/0 Real Estate (an entity affiliated with Vishal Garg), collectively hold a

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
majority ownership interest. The Notable Agreements included products such as a consumer lending program, a non-revolving personal line of credit, and other financial products which were offered to borrowers of the Company. The Notable Agreements also included the ability for the Company to purchase up to $20.0 million of unsecured home improvement loans underwritten and originated by Notable for the Company’s customers.
During 2024, the Company decided to cease offering the products and services provided via the Notable Agreements. As of December 31, 2025 and 2024, the Company had $2.5 million and $4.2 million of unsecured home improvement loans purchased from Notable, which are included within mortgage loans held for sale, at fair value on the consolidated balance sheets. Notable will continue to provide servicing for the loans purchased from Notable that remain on the Company’s consolidated balance sheet.
Other Related Party Services—The Company has relationships with 1/0 Capital LLC and Zethos Inc. (doing business as “True Work”), companies affiliated with Vishal Garg, the Company’s Chief Executive Officer, which provide services to the Company varying from data analytics to information technology support services. For the years ended December 31, 2025 and 2024, the Company recorded an immaterial amount and $0.1 million, respectively, in relation to these services, which are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss. The Company included a payable of an immaterial amount for both the years ended December 31, 2025 and 2024, within accounts payable and accrued expenses on the consolidated balance sheets.
RSU Grants for Consulting Services—In November 2025, the Company granted restricted stock units (“RSUs”), which vest only upon the satisfaction of certain performance- and time-based vesting conditions, to Prabhu Narasimhan and Harit Talwar, members of the Company’s Board of Directors, in consideration for consulting services provided to the Company. The consulting services were provided outside of, and in addition to, their duties as members of the Board of Directors. The RSU grants were approved by the Audit Committee of the Board of Directors and were not issued as compensation for board membership. The consulting services provided by Messrs. Talwar and Narasimhan relate to strategic advisory and other operational initiatives of the Company. Management believes the services provided by Messrs. Talwar and Narasimhan are beneficial to the Company’s commercial and strategic objectives. In connection with these RSU grants, the Company recognized share-based compensation expense of $0.7 million for the year ended December 31, 2025, which is included within compensation and benefits on the consolidated statements of operations and comprehensive loss.
Note Exchange Agreement—See Note 13, for further details on the Exchange with SB Northstar LP, a related party of the Company.
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
The Company is currently a party to pending legal claims and proceedings regarding employee related labor disputes initiated in the third quarter of 2020. The disputes allege that the Company has failed to pay certain employees for overtime and is in violation of the Fair Labor Standards Act and labor laws in the State of California. The majority of such legal claims and proceedings are in the early stages and, to the extent applicable, have not yet reached the class certification stage and as such the ultimate outcomes cannot be predicted with certainty due to inherent uncertainties in the legal claims and proceedings.
As part of the disputes and other similar types of legal matters, the Company included an estimated liability of $6.7 million and $8.3 million as of December 31, 2025 and 2024, respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheets. During the year ended December 31, 2025, the changes in the liability included settlements of $1.4 million as well as a reduction in accruals of $0.2 million related to certain other employment matters, which were included within general and administrative expense on the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2024, the changes in liability included settlements

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of $0.5 million as well as additional accruals of $0.4 million related to certain other employment matters, which were included within general and administrative expense on the consolidated statement of operations and comprehensive loss.
Regulatory Matters—In the third quarter of 2021, following third-party audits of samples of loans produced during the fiscal years 2018, 2019, and 2021, the Company became aware of certain TILA-RESPA Integrated Disclosure (“TRID”) defects in the loan production process that resulted in the final closing costs disclosed in the closing disclosure, in some instances, being greater than those disclosed in the loan estimate. Some of these defects were outside applicable tolerances under the TRID rule, which resulted in potential overcharges to consumers. As of December 31, 2025 and 2024, the Company included an estimated liability of $5.1 million and $6.6 million, respectively, within accounts payable and accrued expenses on the consolidated balance sheets. For the year ended December 31, 2025, the Company recorded a reduction in the accruals for these potential TRID defects of $0.7 million which is included within loan origination expense in the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2025, the Company had relief of the liability due to payments to customers in the amount of $0.8 million.
For the year ended December 31, 2024, the Company recorded additional accruals for these potential TRID defects in the amount of $0.3 million and is included within loan origination expense in the consolidated statement of operations and comprehensive loss. This accrual is the Company’s best estimate of potential exposure on the larger population of loans based on the results obtained by the audited sample. The accrued amounts are for estimated refunds potentially due to consumers for TRID tolerance errors for loans produced with the identified defects. The Company is continuing to remediate TRID tolerance defects as necessary. During the year ended December 31, 2024, the Company had relief of the liability due to payments to customers in the amount of $2.3 million.
Loan Commitments—The Company enters into IRLCs to fund mortgage loans, at specified interest rates and within a specified period of time, with potential borrowers who have applied for a loan and meet certain credit and underwriting criteria. As of December 31, 2025 and 2024, the Company had outstanding commitments to fund mortgage loans in notional amounts of approximately $271.4 million and $129.9 million, respectively. The IRLCs derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of December 31, 2025 and 2024, respectively, on the consolidated balance sheets. See Note 18.
Forward Sale Commitments—In the ordinary course of business, the Company enters into contracts to sell existing LHFS or loans committed but yet to be funded into the secondary market at specified future dates. As December 31, 2025 and 2024, the Company had outstanding forward sales commitment contracts of notional amounts of approximately $286.0 million and $158.0 million, respectively. The forward sales commitments derived from those notional amounts are recorded within derivative assets and liabilities, at fair value as of December 31, 2025 and 2024, respectively, on the consolidated balance sheets. See Note 18.
Concentrations—See below for areas considered to be concentrations of credit risk for the Company:
Significant loan purchasers are those which represent more than 10% of the Company’s loan volume. During the year ended December 31, 2025, the Company had two loan purchasers that accounted for 35% and 13% of loans sold by the Company. During the year ended December 31, 2024, the Company had three loan purchasers that accounted for 37%, 26%, and 19%, respectively, of loans sold by the Company.
Concentrations of credit risk associated with the LHFS carried at fair value are limited due to the large number of borrowers and their dispersion across many geographic areas throughout the United States. As of December 31, 2025 and 2024, the Company had originated 12% and 10%, respectively, of its LHFS secured by properties in California.
The Company maintains cash and cash equivalent balances at various financial institutions. Cash accounts at each bank are insured by the Federal Deposit Insurance Corporation for amounts up to $0.25 million. As of December 31, 2025 and 2024, the majority of the Company’s cash and cash equivalent balances are in excess of the insured limits at various financial institutions.
Escrow Payable and Other Customer Accounts—In accordance with its lender obligations, the Company maintains a separate escrow bank account to hold borrower funds pending future disbursement. The Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. The Company also administers customer deposits in relation to other non-mortgage products and services that the Company offers. These funds are shown as restricted cash and there is a corresponding escrow payable on the consolidated balance sheet, as they are being held on behalf of the borrower or customer. The balance in

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
these accounts as of December 31, 2025 and 2024 was $0.2 million and $0.1 million, respectively, and are included within escrow payable and other customer accounts on the consolidated balance sheets.
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
For all counterparties with open positions as of December 31, 2025, in the event that the Company does not deliver into the forward-delivery commitments, they can be settled on a net basis. Net settlements entail paying or receiving cash based upon the change in market value of the existing instrument.
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
Credit Risk—The Company’s mortgage pipeline hedging activities, which include forward sales of mortgage-backed securities and commitments to sell loans, are not designated as hedging instruments for accounting purposes under ASC 815 and are recorded at fair value through earnings. These activities are designed to economically offset interest rate risk associated with mortgage loans held for sale and interest rate lock commitments. Separately, the Company designates certain interest rate swaps as fair value hedges under ASC 815 to manage interest rate risk associated with loans held for investment. The Company’s derivative transactions contain an element of counterparty credit risk because counterparties may be unable to meet their obligations. While the Company does not anticipate nonperformance by any counterparty, it is exposed to potential credit losses in the event of default. The Company’s exposure in the event of counterparty default is generally limited to the difference between the contract value and the current market value of the instrument. The Company mitigates this risk by transacting with well-established financial institutions that meet established credit and capital guidelines.
Loan Repurchase Reserve—The Company sells loans to loan purchasers without recourse. As such, the loan purchasers have assumed the risk of loss or default by the borrower. However, the Company is usually required by these loan purchasers to make certain standard representations and warranties relating to the loan for up to three years post sale. To the extent that the loans performance does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify these loan purchasers for losses. In addition, if loans pay-off within a specified time frame the Company may be required to refund a portion of the sales proceeds to the loan purchasers. The Company repurchased $11.9 million (47 loans) and $9.9 million (30 loans) in unpaid principal balance of loans during the years ended December 31, 2025 and 2024, respectively related to its loan repurchase obligations. The Company’s loan repurchase reserve is included within other liabilities on the consolidated balance sheets. The recovery of

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the loan repurchase reserve is included within gain on loans, net on the consolidated statements of operations and comprehensive loss. The following presents the activity of the Company’s loan repurchase reserve:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Loan repurchase reserve at beginning of year	$7,523	$19,472
Recovery	(821)	(9,923)
Charge-offs	(2,434)	(2,026)
Loan repurchase reserve at end of year	$4,268	$7,523
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
17. Net Loss Per Share
The computation of net loss per share and weighted average shares of the Company's common stock outstanding during the periods presented is as follows:

	Year Ended December 31,
(Amounts in thousands, except for share and per share amounts)	2025	2024
Basic and diluted net loss per share:
Net loss	$(165,872)	$(206,290)
Shares used in computation:
Weighted average common shares outstanding	15,358,433	15,111,701
Weighted-average effect of dilutive securities:
Diluted weighted-average common shares outstanding	15,358,433	15,111,701
Earnings (loss) per share attributable to common stockholders:
Basic	$(10.80)	$(13.65)
Diluted	$(10.80)	$(13.65)

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

	Year Ended December 31,
(Amounts in thousands)	2025	2024
RSUs and Options to purchase common stock (1)	2,534	1,145
Public warrants(1)(2)	6,075	6,075
Private warrants(1)(2)	3,733	3,733
Sponsor locked-up shares(1)	14	14
Total	12,356	10,967
__________________
(1)Securities have an antidilutive effect under the treasury stock method.
(2)Public and Private warrants are unadjusted by the Reverse Stock Split as a holder must exercise 50 warrants to receive one share of common stock.

18. Fair Value Measurements
The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	December 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$466,681	$—	$466,681
Derivative assets, at fair value (1)	—	—	4,210	4,210
Total Assets	$—	$466,681	$4,210	$470,891

Derivative liabilities, at fair value (1)	$—	$2,181	$250	$2,431
Warrants and equity related liabilities, at fair value (2)	668	808	—	1,476
Total Liabilities	$668	$2,989	$250	$3,907

	December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	—	399,241	—	399,241
Derivative assets, at fair value (1)	—	1,231	1,308	2,539
Total Assets	$—	$400,472	$1,308	$401,780

Derivative liabilities, at fair value (1)—included within other liabilities	$—	$—	$86	$86
Warrants and equity related liabilities, at fair value (2)	729	678	—	1,407
Total Liabilities	$729	$678	$86	$1,493
__________________
(1)As of December 31, 2025, derivative assets represent IRLCs, and liabilities represent forward sale commitments, IRLCs and interest rate swaps. As of December 31, 2024, derivative assets represent forward sale commitments and IRLCs, and liabilities represent IRLCs.
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

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Assets and Liabilities—The Company uses derivatives to manage various financial risks. The fair values of derivative instruments are determined based on quoted prices for similar assets and liabilities, dealer quotes, and internal pricing models that are primarily sensitive to market observable data. The Company utilizes IRLCs and forward sale commitments. The fair value of IRLCs, which are related to mortgage loan commitments, is based on quoted market prices, adjusted by the pull-through factor, and includes the value attributable to the net servicing fee. The Company evaluated the significance and unobservable nature of the pull-through factor and determined that the classification of IRLCs should be Level 3 as of December 31, 2025 and 2024. Significant changes in the pull-through factor of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The value of IRLCs also rises and falls with changes in interest rates; for example, entering into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, will decrease the value of IRLC. The Company had issuances of approximately $39.2 million and $19.7 million of IRLCs during the years ended December 31, 2025 and 2024, respectively.
The number of days from the date of the IRLC to expiration of the rate lock commitment outstanding as of December 31, 2025 and 2024 was approximately, on average, 44 days and 54 days, respectively. The Company attempts to match the maturity date of the IRLCs with the forward commitments. Derivatives are presented in the consolidated balance sheets under derivative assets, at fair value and derivative liabilities, at fair value. During the year ended December 31, 2025, the Company recognized $2.8 million of gains and $6.2 million of losses related to changes in the fair value of IRLCs and forward sale commitments, respectively. During the year ended December 31, 2024, the Company recognized $0.5 million of losses and $5.2 million of gains related to changes in the fair value of IRLCs and forward sale commitments, respectively. Gains and losses related to changes in the fair value of IRLCs and forward sale commitments are included in gain on loans, net within the consolidated statements of operations and comprehensive loss. Unrealized activity related to changes in the fair value of forward sale commitments were $2.5 million of losses and $5.7 million of gains, included in the $6.2 million of losses and $5.2 million of gains, during the years ended December 31, 2025 and 2024, respectively.
In order to manage interest rate risk on our Loans Held for Investment portfolio, we entered into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of Loans Held for Investment resulting from changes in interest rates. The interest rate swaps are carried at fair value on a recurring basis and the fair value is estimated using market observable inputs such as interest rate yield curves and discount rates. We also consider counter-party credit risk in valuing our derivatives. During the year ended December 31, 2025, the Company recognized $0.2 million of losses related to changes in the fair value of interest rate swaps.
The notional and fair value of derivative financial instruments were as follows:

(Amounts in thousands)	Notional Value	Derivative Asset	Derivative Liability
Balance as of December 31, 2025
Derivatives not designated as hedging instruments:
IRLCs	$271,373	$4,210	$250
Forward commitments	$286,000	—	554
		$4,210	$804

Derivatives designated as hedging instruments:
Interest rate swaps	$268,768	$—	$1,627
Total		$4,210	$2,431

Balance as of December 31, 2024
Derivatives not designated as hedging instruments:
IRLCs	$129,900	$1,308	$86
Forward commitments	$158,000	1,231	—
Total		$2,539	$86

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivatives Designated as Hedging Instruments—The Company designates these interest rate swap contracts as fair value hedges that qualify for hedge accounting under ASC 815, Derivatives and Hedging. We elected to account for the fair value hedges using the portfolio layer method in accordance with ASU 2022-01. We record the interest rate swaps in the line item "Derivative liabilities, at fair value" on our consolidated balance sheet. For qualifying fair value hedges, both the changes in the fair value of the derivative and the portion of the fair value adjustments associated with the portfolio layer attributable to the hedged risk are recognized into earnings as they occur. Derivative amounts impacting earnings are recognized consistent with the classification of the hedged item in the line item "Loans Held for Investment " as part of interest income, a component of consolidated net income. During the year ended December 31, 2025, the Company recognized $0.1 million in interest income on the fair value hedge interest rate swaps.
In the fiscal year ended December 31, 2025, fair value hedging transactions were executed in which approximately $269 million notional pay -fixed interest rate swaps were consummated with maturities of approximately five years, wherein the Company pays a weighted average fixed rate of approximately 3.7% and receives daily interest based on the Sterling Overnight Index Average (“SONIA”).
Warrant and equity related liabilities—The warrant liability consists of Warrants and certain shares issued to Novator Capital Sponsor Ltd. (the "Sponsor”), a related party, that are subject to transfer restrictions contingent on the price of Class A common stock exceeding certain thresholds (the "Sponsor-Locked-Up Shares"). The warrants consist of the Company's publicly traded warrants ("Public Warrants") and private warrants to acquire shares of Aurora that have been converted into warrants to acquire shares of Class A common stock ("Private Warrants," and together with the Public Warrants, the “Warrants”). The Public Warrants trade on the Nasdaq under the ticker symbol “BETRW” and as such is considered a Level 1 input from an active market to derive the value. The Private Warrants and Sponsor-Locked up Shares, although not publicly traded on an active market, use inputs from the publicly traded Public Warrants and the Company’s publicly traded Common Stock, respectively, and are further calibrated using unobservable inputs representing Level 2 measurements within the fair value hierarchy.
As of December 31, 2025 and 2024, Level 3 instruments include IRLCs. The following table presents the rollforward of Level 3 IRLCs:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Balance at beginning of period	$1,222	$1,640
Change in fair value of IRLCs	2,738	(418)
Balance at end of period	$3,960	$1,222
Counterparty agreements for forward sale commitments contain master netting agreements, which contain a legal right to offset amounts due to and from the same counterparty and can be settled on a net basis. The table below presents gross amounts of recognized assets and liabilities subject to master netting agreements.

(Amounts in thousands)	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Net Amounts Presented in the Consolidated Balance Sheet
Offsetting of Forward Commitments - Assets
Balance as of:
December 31, 2025:	$—	$—	$—
December 31, 2024	$1,249	$(18)	$1,231
Offsetting of Forward Commitments - Liabilities
Balance as of:
December 31, 2025:	$46	$(600)	$(554)
December 31, 2024	$—	$—	$—

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant Unobservable Inputs—The following table presents quantitative information about the significant unobservable inputs used in the recurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	December 31, 2025
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.03% - 99.60%	69.2%

	December 31, 2024
(Amounts in dollars, except percentages)	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.45% - 100.00%	74.8%
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

		As of December 31,
		2025		2024
(Amounts in thousands)	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	Level 1	$103,607	$103,849	$53,774	$53,791
Loans held for investment	Level 3	$725,584	$745,367	$113,144	$113,348
Convertible Notes	Level 3	$—	$—	$519,749	$371,160
Senior Notes	Level 3	$198,802	$135,916	$—	$—
In determining the fair value of the Convertible Notes, Senior Notes and loans held for investment, management uses factors that are material to the valuation process, including but not limited to, risks, prospects, and economic and market conditions, among other factors. As a number of assumptions and estimates were involved that are largely unobservable, the Convertible Notes, Senior Notes and loans held for investment are classified as Level 3 inputs within the fair value hierarchy.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Income Taxes
The Company adopted ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, as of January 1, 2025, prospectively. The amendments enhance the transparency of income tax disclosures and did not have a material impact on the Company’s financial statements.

The Company is subject to US (federal, state and local) and foreign income taxes. The components of income (loss) before income tax expense (benefit) are as follows:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
U.S.	$(132,816)	$(163,597)
Foreign	(33,003)	(41,843)
(Loss) income before income tax expense	$(165,819)	$(205,440)
The following table displays the components of the Company’s federal, state and local, and foreign income taxes.

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Current Income Tax Expense (Benefit):
Federal	$117	$121
Foreign	(25)	349
State and local	—	376
Total Current Income Tax Expense (Benefit)	92	846

Deferred Income Tax Expense (Benefit):
Federal	(23,237)	(25,971)
Foreign	(6,430)	(7,756)
State and local	(8,860)	(2,475)
Valuation Allowance	38,488	36,206
Total Deferred Income Tax Expense (Benefit)	(39)	4

Income Tax Expense (Benefit)	$53	$850
Total income tax provision does not reflect the tax effects of items that are included in APIC, which include a tax expense of $741 thousand in 2025.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table displays the difference between the U.S. federal statutory corporate tax rate and the effective tax rate, prepared under the updated guidance:

	December 31, 2025
	Amount	Percentage
U.S. Federal Statutory Tax Rate	$(34,822)	21.00%
State and local Income Taxes, net of Federal Income Tax Effect	—	—%
Foreign Tax Effects
United Kingdom
Changes in Valuation Allowances	6,391	-3.85%
Other	428	-0.26%
Other foreign jurisdictions	49	-0.03%
Tax Credits
Research and Development tax credits	(2,792)	1.68%
Change in Valuation Allowances	27,134	-16.36%
Nontaxable or nondeductible items
162(m) - executive compensation	2,454	-1.48%
Other	1,094	-0.66%
Changes in Unrecognized tax benefits	117	-0.07%
Effective Tax Rate	$53	-0.03%
The difference between the U.S. Federal statutory tax rate and the effective tax rate relates primarily to the change in valuation allowance.

The following table displays the difference between the U.S. federal statutory corporate tax rate and the effective tax rate, prepared under the prior guidance:

December 31, 2024
US federal statutory corporate tax rate	21.00%
State and local tax	0.61%
Stock-based compensation	-3.27%
Fair value of warrants	0.09%
Others	-2.33%
Foreign tax rate differential	0.81%
R&D tax credit	0.09%
Unrecognized tax benefits	-0.06%
Change in valuation allowance	-17.35%
Effective Tax Rate	-0.41%

Deferred Income Tax Assets and Liabilities
The Company evaluates the deferred income tax assets for the recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including the Company’s historical profitability and losses and projections of future taxable income (loss).
As of December 31, 2025, the Company continued to conclude that the negative evidence with respect to the recoverability of its deferred income tax assets outweighed the positive evidence. It is more likely than not that the deferred income tax assets will not be realized. As of December 31, 2025 and 2024, the Company had a 100% valuation allowance

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on its domestic deferred tax assets. The Company’s framework for assessing the recoverability of deferred income tax assets requires it to weigh all available evidence, to the extent it exists, including:
•the sustainability of future profitability required to realize the deferred income tax assets,
•the cumulative net income or losses in the consolidated statements of operations and comprehensive income in recent years
The following table displays deferred income tax assets and deferred income tax liabilities:

	As of December 31,
(Amounts in thousands)	2025	2024
Deferred Income Tax Assets
Net operating loss	$351,027	$372,712
Reserves	5,172	5,110
Loan repurchase reserve	1,256	1,969
Restructuring reserve	2,716	2,376
Accruals	84	174
Internal use software	—	12,221
Other	396	587
Total Deferred Income Tax Assets	360,651	395,149
Deferred Income Tax Liabilities
Non-qualified stock options	(9,378)	(10,182)
Intangible assets	(2,162)	(467)
Depreciation	(3,525)	(939)
Internal use software	(3,705)	—
Total Deferred Income Tax Liabilities	(18,770)	(11,588)
Net Deferred Tax Asset before Valuation Allowance	341,881	383,561
Less: Valuation Allowance	(341,645)	(383,362)
Deferred Income Tax Assets, Net	$236	$199
As of December 31, 2025 and 2024 the Company had federal net operating loss (“NOL”) carryforwards of approximately $1,276 million and $1,285 million, respectively, and state NOL carryforwards of $1,014 million and $1,017 million, respectively, which are available to offset future taxable income. As of December 31, 2025 and 2024 the Company had foreign (U.K.) NOL carryforwards of approximately $106 million and $189 million, respectively, which are available to offset future taxable income and do not expire. Certain state NOLs as of December 31, 2025 will begin to expire in 2035.
Utilization of the NOL carryforwards for purposes of federal income tax is subject to an annual limitation pursuant to Internal Revenue Code Section 382 (“Section 382”) due to ownership changes that have occurred. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has assessed and concluded there have been multiple changes of control as defined by Section 382 since inception. As of December 31, 2025, the Company's deferred income tax asset relating to the Company's NOL carryforwards will be subject to an annual limitation pursuant to Section 382, thereby limiting the amount of NOL utilization each year.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax paid, net of refunds received for the year ended December 31, 2025 is as follows:

Year Ended December 31,
(Amounts in thousands)	2025
U.S. federal	$2,315
U.S. state and local
California	1,357
Colorado	(797)
Georgia	(870)
Indiana	(110)
Other	(78)
Foreign
India	411
UK	(521)
Total Income Tax Paid (net of refunds received)	$1,707
A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Unrecognized tax benefits - January 1	$1,353	$1,353
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Gross increases - tax positions in current period	48	—
Settlement	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits - December 31	$1,401	$1,353
As of December 31, 2025 and 2024, there were $1.4 million and $1.35 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
During 2025, the gross unrecognized tax benefits increased by $48 thousand and $117 thousand of interest and penalties were accrued on the $1.4 million unrecognized tax benefit balance. Included in the balance of unrecognized tax benefits of $1.4 million as of December 31, 2025, are tax benefits that if recognized, will affect the effective tax rate.
The Company files a consolidated federal income tax return, foreign income tax returns and various state consolidated or combined income tax returns. The Company’s major tax jurisdictions are U.S. federal, New York State, New York City, California, and New Jersey.
The Company is generally no longer subject to U.S. federal income tax examination for any year prior to 2021, to state or local income tax examinations for any year prior to 2021, or to foreign examinations for any year prior to 2021 for India and for any year prior to 2024 for U.K. Nonetheless, NOLs generated in prior years are subject to examination and potential adjustment by the taxing authorities upon their utilization in subsequent years’ tax returns.
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
On July 4, 2025, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as “One Big Beautiful Bill Act” (the “Act”) was signed into law. The centerpiece of the Act is the extension of expiring, and in some cases expired, provisions of the 2017 Tax Cuts and Jobs Act (2017 TCJA). The Act adjusted a number of provisions affecting businesses that were set to sunset, phase-out, or phase-in that would have taken effect in the absence of action by Congress, or that had already taken effect. There were no material consequences to the Company as a result of this legislation.

20. Segment Reporting
The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management expertise, technology, and marketing strategies. During the fourth quarter of 2025, the Company completed its periodic assessment of operating segments and identified the following operating segments:

•Home Finance – this segment provides home ownership services such as purchase mortgages, refinance mortgages, and home equity lines of credit and closed-end second lien loans for home purchase and refinance, including cash-out refinance and debt consolidation as well as mortgage related product offerings such as real estate services and insurance services, which includes title insurance. The products, services and customers are similar; and the platform and operations at the consolidated level provide the foundation for delivering home ownership products and services.
•Banking – this segment provides a range of financial products and services to consumers and small businesses through Birmingham Bank. The Company acquired Birmingham Bank, a U.K. based regulated bank, in April 2023.
Each of the above segments reports to the Company’s CODM for segment reporting purposes. The prior year period presented was recast to reflect the impact of the preceding segment reclassification.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below disclose the Company’s revenues and significant expenses by segment (in thousands):

	Year Ended December 31, 2025
	Home Finance	Banking	Consolidated
Revenues:
Gain on loans, net	$136,148	$—	$136,148
Other revenue	11,101	198	11,299
Net interest income
Interest income	31,860	28,409	60,269
Interest expense	(21,847)	(20,997)	(42,844)
Net interest income/(loss)	10,013	7,412	17,425
Total net revenues	157,262	7,610	164,872
Expenses:
Compensation and benefits	161,503	12,723	174,226
General and administrative	41,602	3,721	45,323
Technology	25,772	2,102	27,874
Marketing and advertising	38,293	63	38,356
Loan origination expense	14,499	—	14,499
Depreciation and amortization	13,250	819	14,069
Other expenses/(income)	2,246	14,098	16,344
Income tax expense (benefit)	525	(472)	53
Net loss	$(140,428)	$(25,444)	$(165,872)

Total Assets	$640,556	$864,878	$1,505,434

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
	Home Finance	Banking	Consolidated
Revenues:
Gain on loans, net	$78,098	$—	$78,098
Other revenue	12,318	570	12,888
Net interest income
Interest income	33,537	5,453	38,990
Interest expense	(18,927)	(2,561)	(21,488)
Net interest income/(loss)	14,610	2,892	17,502
Total net revenues	105,026	3,462	108,488
Expenses:
Compensation and benefits	131,103	9,986	141,089
General and administrative	48,359	3,871	52,230
Technology	23,459	2,651	26,110
Marketing and advertising	33,982	2	33,984
Loan origination expense	9,864	—	9,864
Depreciation and amortization	32,752	475	33,227
Other expenses/(income)	15,389	2,035	17,424
Income tax expense (benefit)	981	(131)	850
Net loss	$(190,863)	$(15,427)	$(206,290)

Total Assets	$712,159	$200,898	$913,057

The tables below represents the Company’s revenues by geographic location (in thousands):

	Year Ended December 31,
	2025	2024
United States	$138,828	$86,652
International	26,044	21,836
Total net revenues	$164,872	$108,488

Revenues are attributed to geographic locations based on the location in which the Company’s products and services are delivered to customers. The United States was the only country to contribute revenues in excess of 10% of consolidated revenues.

All transactions between reportable segments are eliminated in consolidation.

21. Stockholders' Equity
The Company’s Class A common stock and Public Warrants currently trade on Nasdaq, under the ticker symbols “BETR” and “BETRW”, respectively.
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
The Company's equity structure consists of different classes of common stock which as presented below:

	As of December 31, 2025
(Amounts in thousands, except share amounts)	Shares Authorized	Shares Issued and outstanding	Par Value
Common A Stock	36,000,000	10,183,248	$2
Common B Stock	14,000,000	4,376,114	—
Common C Stock	16,000,000	1,437,545	—
Total common stock	66,000,000	15,996,907	$2

	As of December 31, 2024
(Amounts in thousands, except share amounts)	Shares Authorized	Shares Issued and outstanding	Par Value
Common A Stock	36,000,000	9,193,901	$2
Common B Stock	14,000,000	4,537,349	—
Common C Stock	16,000,000	1,437,545	—
Total common stock	66,000,000	15,168,795	$2

Private and Public Warrants—As of December 31, 2025 and 2024, the Company had a total of $1.2 million and $1.3 million, respectively, of Private Warrants held by a related party, and Public Warrants, which are included as warrant and equity related liabilities, at fair value, within the consolidated balance sheets. The change in fair value of Warrants for the year ended December 31, 2025 and 2024, was a gain of $0.2 million and a loss of $0.6 million, respectively, and is included in other expenses/(income) within the consolidated statements of operations and comprehensive loss.
Sponsor Locked-Up Shares—As of December 31, 2025 and 2024, the Company had a total of $0.3 million and $0.1 million, respectively, in respect of Sponsor Locked-up Share liabilities which were issued to a related party, and are included within warrant and equity liabilities, at fair value, in the consolidated balance sheets. The change in fair value of Sponsor Locked-Up Shares for the years ended December 31, 2025 and 2024, was a loss of $0.2 million and a loss of $0.3 million, respectively, and is included in other expenses/(income) within the consolidated statements of operations and comprehensive loss.
Notes Receivable from Stockholders—The Company, previously at times, entered into promissory note agreements with certain employees for the purpose of financing the exercise of the Company’s stock options. These employees had the ability to use the promissory notes to exercise stock options that have not yet been vested by the respective employees. Interest is compounded and accrued based on any unpaid principal balance and is due upon the earliest of maturity, 120 days after an employee leaves the Company, the date the employee sells shares acquired through the promissory note agreement without prior written consent of the Company, or the day prior to the date that any change in the employee’s status would cause the loan to be a prohibited extension or maintenance of credit under Section 402 of the Sarbanes-Oxley Act of 2002. The Company no longer enters into promissory note agreements for the purpose of financing the exercise of the Company’s stock options and no longer allows for the early exercise of stock options.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company does not expect repayment of the promissory notes and as such has entered into agreements with certain employees to forgive the promissory notes in exchange for the shares held by the respective employee. As the Company does not expect repayment and is seeking to forgive the promissory notes in exchange for the underlying shares, the promissory notes were derecognized against additional paid-in capital on the consolidated balance sheets. The Company recorded a loss of $0.4 million for interest receivable on the promissory notes that is included within other expenses on the consolidated statements of operations and comprehensive loss.
As of December 31, 2025 and 2024, none and $9.2 million, respectively, of promissory notes were recorded as a component of stockholders’ equity within the consolidated balance sheets.
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
Sales of Shares, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. Each Agent is entitled to a commission of 2.0% of the gross sales price of Shares sold through it Agent under its Sales Agreement. The Shares will be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-287335), which was declared effective by the SEC on June 6, 2025, and the related prospectus supplement dated September 26, 2025.
During the year ended December 31, 2025, the Company sold 547,260 shares of Class A common stock under the ATM Program for total gross proceeds of $29.8 million. The Company incurred commissions and other offering expenses of $0.6 million. As of December 31, 2025, approximately $45.2 million remained available for issuance under the ATM Program. Subsequent to December 31, 2025 and through January 9, 2026, the Company sold 328,030 shares of Class A common stock under the ATM Program for total gross proceeds of $11.9 million and net proceeds of approximately $11.7 million, after deducting aggregate commissions and offering expenses of approximately $0.2 million. As of January 9, 2026, approximately $33.3 million remained available for issuance under the ATM Program.
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
In connection with the Business Combination, the Better Home & Finance’s 2023 Incentive Equity Plan (the “2023 Plan”) was adopted and approved by the Company's board of directors on August 22, 2023. The 2023 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock awards, RSUs and other equity and equity-based awards for issuance to Better Home & Finance’s service providers. A total of 1,772,533 shares of Class A common stock were initially reserved for issuance pursuant to the 2023 Plan (the “Initial Share Reserve”). The Initial Share Reserve will automatically increase on January 1 of each year beginning January 1, 2024 and ending in 2033, in an amount equal to the lesser of (i) five percent (5%) of the shares of Class A common stock outstanding on the last day of the immediately

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
preceding fiscal year and (ii) such smaller number of shares of Class A common stock as is determined by the Board or committee of the Board; provided, however, that no more than 12,286,879 shares of Class A common stock may be issued upon the exercise of incentive stock options.
On December 7, 2023, the Board determined there would be no such automatic increase to the Initial Share Reserve on January 1, 2024. However, pursuant to the automatic increase provision under the 2023 Plan, the share reserve increased by 303,376 shares during the year ended December 31, 2025. As of December 31, 2025, 1,956,375 awards have been granted under the 2023 Plan. As of December 31, 2025, 255,205 are available for issuance under the 2023 Plan.
In connection with the Business Combination, the Better Home & Finance 2023 Employee Stock Purchase Plan (the “ESPP”) became effective on August 22, 2023, pursuant to which eligible employees may purchase shares of Class A common stock at a discounted rate. A total of 322,279 shares of Class A common stock were initially reserved for issuance pursuant to the ESPP (the “ESPP Share Reserve”). The ESPP Share Reserve will automatically increase on January 1 of each year beginning January 1, 2024 and ending in 2033, in an amount equal to the lesser of (i) one percent (1%) of the shares of Class A common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Class A common stock as is determined by the Board; provided, however, that no more than 2,417,091 shares of Class A common stock may be issued under the ESPP. On December 7, 2023, the Board determined there would be no such automatic increase to the Initial ESPP Share Reserve on January 1, 2024. As of December 31, 2025, no shares have been issued under the ESPP.
The Company no longer allows for the early exercise of awards under the 2016 Plan, 2017 Plan, or the 2023 Plan.
Stock Options—The following is a summary of stock option activity during the year ended December 31, 2025:

(Amounts in thousands, except options, prices, and averages)	Number of Options	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Term
Stock Options:
Outstanding—January 1, 2025	656,221	$77.37	$34	5.01
Options granted	—	$—
Options exercised	(1,515)	$10.43
Options cancelled or forfeited	(19,246)	$61.25
Options expired	(26,047)	$61.33
Outstanding—December 31, 2025	609,413	$78.74	$639	3.57

Vested and exercisable—December 31, 2025	606,708	$78.76	$639	3.56
Options expected to vest	2,705	$75.20	$—	6.93
December 31, 2025	609,413	$78.74	$639	3.56
As of December 31, 2025, total stock-based compensation cost not yet recognized related to unvested stock options was $0.1 million, which is expected to be recognized over a weighted-average period of 0.9 years.
Intrinsic value is calculated by subtracting the exercise price of the stock option from the fair value of the Company’s Common A Stock on December 31, 2025 for in-the-money stock options, multiplied by the number of shares of Common A Stock per each stock option. The total intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $0.07 million, and $0.09 million, respectively.
The weighted average grant-date fair value per share of stock options granted during both the years ended December 31, 2025 and 2024 was none, as no options were granted.
The total grant date fair value of options vested for the years ended December 31, 2025 and 2024 was $9.4 million and $10.5 million, respectively.

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units—RSUs generally vest over four years upon satisfaction of service-based conditions. The following is a summary of RSU activity during the year ended December 31, 2025:

(Amounts in thousands, except shares and averages)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2024	329,096	$49.13
RSUs granted	732,356	$18.57
RSUs vested(1)	(469,035)	$32.46
RSUs cancelled or forfeited	(50,569)	$30.37
Unvested—December 31, 2025	541,848	$24.01
__________________
(1)Included in vested RSUs are 12,618 shares that have vested but for which issuance has been deferred at the election of the participant.

For the period ended December 31, 2025, the Company recorded a total stock‑based compensation expense of $15.2 million related to RSUs awarded to employees and non-employees directors. As of December 31, 2025, total stock-based compensation cost not yet recognized related to unvested RSUs was $10.7 million, which is expected to be recognized over a weighted-average period of 2.24 years.
The following is a summary of the Performance and Market-Based RSU activity during the period ended December 31, 2025:

(Amounts in thousands, except shares and averages)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested—December 31, 2024(1)	158,870	$22.41
RSUs Granted(2)	1,224,019	$69.10
Unvested—December 31, 2025	1,382,889	$63.73
__________________
(1)Included in the Unvested balance as of December 31, 2024 are 158,870 Performance Stock Units grant ("PSU"). The PSUs will be eligible to vest upon the satisfaction of specified market-based conditions tied to the price of the Company's publicly traded shares at four distinct price threshold levels. As of December 31, 2025, 158,870 PSUs remained outstanding.
(2)Included in the granted balance are 1,224,019 PSUs. Of these, 44,519 PSUs are eligible to vest upon the satisfaction of specified market‑based conditions tied to the price of the Company’s publicly traded shares at four distinct price threshold levels, and 589,750 PSUs are eligible to vest upon the satisfaction of specified market‑based conditions tied to the price of the Company’s publicly traded shares at two distinct price threshold levels. The remaining 589,750 PSUs are eligible to vest upon the achievement of specified revenue‑based performance milestones, which were not considered probable of achievement as of December 31, 2025. Accordingly, no stock‑based compensation expense was recognized for these awards during the year ended December 31, 2025.

The weighted-average grant date fair value of the PSUs granted during 2025 was $69.10. The fair value of this award subject to market feature was estimated using a Monte Carlo simulation to address the path-dependent nature of the market-based vesting conditions. Based on the award term, equity value, expected volatility, risk-free rate, and a series of random variables with a normal distribution, the future equity value was simulated. Each trial within the simulation includes assumptions of achieving a per share valuation level of the Company’s common stock as stipulated in the agreement to determine whether the market-based conditions are met resulting in vesting or not, and the future value of the award. The simulation was run for 100,000 trials and the mean results from all the trials was taken as an indication of the fair value of each Tranche.
The assumptions used to value the PSUs issued during the years ended December 31, 2025 and 2024 were as follows:

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(Amounts in thousands, except shares and averages)	2025	2024
Weighted average expected term (years)	4.0	2.9
Weighted average expected volatility	72.0%	63.2%
Risk-free interest rate	3.8%	4.5%
Dividend yield	—%	—%
For the year ended December 31, 2025, the Company recorded a total stock‑based compensation expense of $4.1 million related to PSUs awarded to employees and non-employees directors that include a market‑based vesting conditions.

As of December 31, 2025, total stock-based compensation cost not yet recognized related to unvested PSUs, based on the satisfaction of market-based conditions, were $38.0 million, which is expected to be recognized over a weighted-average period of 3.81 years. As of December 31, 2025, total stock-based compensation cost not yet recognized related to unvested PSUs, based on the satisfaction of revenue-based performance milestones not considered probable, were $43.0 million, which if met would be recognized over a weighted-average period of 3.84 years.

Stock-Based Compensation Expense—Stock-based compensation expense is included within compensation and benefits in the consolidated statements of operations and comprehensive loss. The Company recognized stock-based compensation expense as follows:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Total stock-based compensation expense(1)	$20,432	$26,753
__________________
(1)Stock-based compensation expense excludes $1.4 million and $1.8 million of stock-based compensation expense, which was capitalized (see Note 8) for the years ended December 31, 2025 and 2024, respectively.

23. Regulatory Requirements
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
The Company is required to meet certain minimum net worth, minimum capital ratio and minimum liquidity requirements, including those established by HUD, FMCC and FNMA. As of December 31, 2025, the Company was in compliance with all necessary requirements.
Additionally, the Company may be subject to other financial requirements established by government-sponsored enterprises (“GSEs”), which include a limit for a decline in net worth and quarterly profitability requirements. In 2023, the Company failed to meet the additional financial requirements due to the Company’s decline in profitability and decline in net worth. The decline in net worth and decline in profitability permit GSEs to declare a breach of the Company’s contract. The Company has implemented additional financial requirements and remains in compliance with all applicable obligations as of December 31, 2025.
24. Subsequent Events
The Company evaluated subsequent events from the date of the consolidated balance sheets of December 31, 2025 through the date of the release of financial statements, and has determined that, there have been no subsequent events that require recognition or disclosure in the consolidated financial statements, except as described in Note 4 and Note 21, and as follows:
On February 17, 2026, the Company entered into a securities purchase agreement, pursuant to which it issued a warrant to purchase up to an aggregate of 211,312 shares of its Class A common stock. The warrant is subject to certain exercisability conditions and expires on February 17, 2027. The Company also entered into a related registration rights

BETTER HOME & FINANCE HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
agreement. The transaction occurred subsequent to year-end and did not impact the consolidated financial statements as of December 31, 2025.
****

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO Framework as of December 31, 2025. Based on our assessment and those criteria, the Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of December 31, 2025.
This Annual Report does not include an attestation report of our independent registered accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies.
Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting
As previously disclosed, including in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024, we identified the following material weaknesses in our internal control over financial reporting: (1) certain actions by the Company’s Chief Executive Officer did not establish an appropriate “tone at the top” consistent with the COSO Framework; (2) the Company did not maintain an effective control environment or implement appropriate control activities under the COSO Framework, in part due to insufficient experienced accounting personnel and capacity; and (3) as a result of such personnel and review-capacity limitations, the Company previously failed to timely identify a material error in a third-party valuation.
Throughout the year ended December 31, 2025, with oversight from management and the Board’s audit committee, the Company implemented measures designed to remediate these material weaknesses. We completed these remediation measures in the quarter ended December 31, 2025, including testing of the design and concluding on the operating effectiveness of the related controls.
Specifically, we undertook the following remediation measures:
•enhanced our reporting lines, authorities, and responsibilities, expanded the executive leadership team and implemented new entity level controls to ensure adherence to standards of conduct and address deviations promptly.
•invested in key accounting personnel with experienced and skilled resources.
•designed and implemented appropriate internal controls over financial reporting related to complex accounting matters, significant estimates and judgments and the review of third-party specialist’s work.
Based on these remediation actions, as well as adequate testing of the design and operating effectiveness of the applicable financial reporting controls over a sustained period of financial reporting cycles, we have concluded that the previously reported material weaknesses have been remediated as of December 31, 2025.

Changes in Internal Control over Financial Reporting
Except as otherwise noted above under “Remediation of Previously Reported Material Weaknesses in Internal Control Over Financial Reporting”, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(b)
Other than as described below, during the three months ended December 31, 2025, no director or executive officer of the Company entered into, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or that constituted a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K). However, certain of our directors or officers have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.
On December 22, 2025, Vishal Garg, Chief Executive Officer and director of the Company, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2025 Garg Trading Arrangement”). The 2025 Garg Trading Arrangement provides for the purchase of up to 200,000 shares of the Company’s Class A common stock with a plan end date of March 23, 2027.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Except as provided below, the information required by Item 10 is incorporated herein by reference from our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”).
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
Information About Our Directors

Name	Position(s)	Age as of March 13, 2026
Vishal Garg	Chief Executive Officer and Director	48
Harit Talwar	Chairman of the Board	65
Bhaskar Menon	Lead Independent Director	65
David Barse	Director	63
Michael Farello	Director	61
Arnaud Massenet	Director	60
Prabhu Narasimhan	Director	45
The biography for Mr. Garg appears below under the heading “Information About Our Executive Officers.”
Harit Talwar. Mr. Talwar has served as a member of our board of directors (the "Board") and our Chairman since August 2023. Mr. Talwar served as Chairman of the board of directors of Better Holdco, Inc. (“Pre-Business Combination Better”) from May 2022 until August 2023. He was most recently at Goldman Sachs, where he served as Chairman of the Consumer Business from January 2021 through December 2021 and Global Head of the Consumer Business from May 2015 to January 2021, leading the firm’s entry into the consumer space and helping to build Marcus by Goldman Sachs as the division’s head and first employee. Prior to Goldman Sachs, Mr. Talwar was President, U.S. Cards, at Discover Financial Services. Mr. Talwar has served as a member of the boards of directors of Mastercard Inc. (NYSE: MA) since April 2022, KPMG U.S. since January 2024, Apexon, a digital engineering services company, since 2022, and Inveniam, a block chain company digitizing assets in private markets, since 2023. Mr. Talwar holds a B.A. in Economics from Delhi University and an M.B.A. from the Indian Institute of Management, Ahmedabad.
Mr. Talwar was selected to serve on our Board and as Chairman of the Board due to his strong background in direct-to-consumer financial businesses and experience building public companies.
Bhaskar Menon. Mr. Menon has served as a member of the Board since August 2025 and as its lead independent director since October 2025. His last role was as the Chief Digital & Transformation Officer of Alorica, Inc., a provider of technology-enabled customer services solutions for large enterprises, from July 2018 until December 2021. He has served on boards of directors of companies across multiple industries. Mr. Menon previously held senior executive positions with Citibank, N.A., Merrill Lynch & Co. Inc., Mphasis Corp. and e4e Inc. Mr. Menon has a B.S. from Fergusson College and a M.B.A. from Symbiosis Institute of Business Management, Pune.

Mr. Menon was selected to serve on our Board due to his experience on boards of directors and executive leadership experience.

David Barse. Mr. Barse has served as a member of the Board since August 2025. Mr. Barse has served as the founder and Chief Investment Officer of DMB Holdings, LLC, a private family office with a diverse investment portfolio, since January 2016. Mr. Barse was the founder and the Chief Executive Officer of XOUT Capital LLC, an index company related to the asset management industry, from January 2019 through February 2022. He served as a director of Covanta Holding Corporation (formerly NYSE: CVA), owner/operator of energy-from-waste and power generation facilities, from 1996 until its acquisition by a private equity firm in 2022, in addition to serving on several other boards of directors throughout his career. Mr. Barse also served almost 25 years as Chief Executive Officer of Third Avenue Management, a

global value investment organization. Mr. Barse has a B.A. with Honors from George Washington University and a J.D. from Brooklyn Law School.

Mr. Barse was selected to serve on our Board due to his experience on public and private company boards of directors and investment experience.

Michael Farello. Mr. Farello has served as a member of our Board since August 2023. Mr. Farello served as a member of the board of directors of Pre-Business Combination Better from February 2020 until August 2023. He is also a Managing Partner of L Catterton, a private equity firm, focused on its Growth fund, a position he has held since January 2006. Mr. Farello serves as a member of the boards of directors of several private companies. In addition, since July 2015, Mr. Farello has served on the board of directors of Vroom Inc. (Nasdaq: VRM), an e-commerce used vehicle sales platform. Since June 2017, Mr. Farello has also served on the board of directors of ODDITY Tech Ltd. (Nasdaq: ODD), a consumer-technology company. Mr. Farello holds a B.S. in industrial engineering from Stanford University and a M.B.A. from Harvard Business School.
Mr. Farello was selected to serve on our Board due to his strong background in technology and direct-to-consumer businesses, knowledge of growth strategies, and extensive board and committee experience.
Arnaud Massenet. Mr. Massenet has served as a member of the Board since August 2023. Mr. Massenet has served as a managing partner of NaMa Capital Advisors LLP (previously Novator Capital), a privately held investment firm (“NaMa Capital”), since October 2020. Mr. Massenet served as Chief Executive Officer of Aurora and as an executive officer of Novator Capital Sponsor Ltd., a Cyprus limited liability company (the "Sponsor"), in each case from inception until August 2023. Mr. Massenet started his career in 1994 in banking at Morgan Stanley & Co. He became the Head of Morgan Stanley’s derivatives group in London, United Kingdom, in 1998. In 2003, Mr. Massenet started Lehman Brothers Inc.’s corporate derivatives group before exiting in 2007 to start South West Capital, a hedge fund focused on real asset investments. Mr. Massenet co-founded Net-a-Porter in 1999, which was ultimately sold to the Richemont Group. Mr. Massenet holds a Bachelor of Arts from the Lincoln International School of Business in Paris, France and a M.B.A. from the University of North Carolina.
Mr. Massenet was selected to serve on our Board due to his experience as a senior executive, his experience in investment, marketing and business development, and his experience serving on the boards of directors of other public and private companies.
Prabhu Narasimhan. Mr. Narasimhan has served as a member of our Board since August 2023. He has served as Chief Executive Officer of Brahma AI Ltd., an enterprise AI content platform, since July 2024. Mr. Narasimhan served as a managing partner of NaMa Capital from October 2020 until September 2024. Mr. Narasimhan served as Aurora’s Chief Investment Officer and as an executive officer of the Sponsor, in each case from inception until August 2023. Mr. Narasimhan has over 15 years of experience as a lawyer at three international law firms, two as partner (Mayer Brown, White & Case and Baker & McKenzie). Mr. Narasimhan has served on the board of directors of Prime Focus Limited (NSE:PFOCUS), a motion picture and video production company, since January 2026.
Mr. Narasimhan was selected to serve on our Board due to his due to his extensive legal experience as well as his investment and business development experience.
Information About Our Executive Officers

Name	Position(s)	Age as of March 13, 2026
Vishal Garg	Chief Executive Officer	48
Loveen Advani	Chief Financial Officer	49
Barry Feierstein	Chief Operating Officer	65
Sigurgeir Jonsson	Chief Technology Officer	51
Chad Smith	President and Chief Operating Officer of Better Mortgage Corporation	51
Paula Tuffin	General Counsel, Chief Compliance Officer and Secretary	63
Vishal Garg. Mr. Garg has served as a member of our Board and Chief Executive Officer of the Company since August 2023. Mr. Garg founded and served as Chief Executive Officer of Pre-Business Combination Better from its inception in 2015 until August 2023. Since 1999, Mr. Garg has served as the founding partner of 1/0 Capital, an investment holding company focused on creating and investing in businesses within consumer finance, technology and digital marketing (“1/0 Capital”), and which is a significant stockholder of the Company. Before this, Mr. Garg was an entrepreneur in the consumer finance industry. Mr. Garg holds a B.S. in Finance and International Business from New York University.
Loveen Advani. Mr. Advani has served as Chief Financial Officer of the Company since February 2026. Prior to joining the Company, Mr. Advani served as Executive Vice President, Finance of Zeta Global Holdings Corp. (NYSE:ZETA), a marketing technology company, from April 2024 until his departure in January 2026, and served as its Senior Vice President, Financial Planning and Analysis from March 2020 until March 2024. From June 2018 until March 2020, he served as Senior Vice President, FP&A and Investments at LivePerson, Inc. (Nasdaq: LPSN), a provider of predictable conversational AI and digital transformation. He also served as Vice President, Head of Corporate Development at Inovalon Holdings, Inc. (formerly Nasdaq: INOV), a technology company. Mr. Advani also held finance positions at Aetna and IBM Corporation. Mr. Advani holds a Bachelor of Engineering, with honours, from the University of Mumbai and an M.B.A. from The University of Chicago, Booth School of Business.
Barry Feierstein. Mr. Feierstein has served as Chief Operating Officer of the Company since December 2025. Prior to joining the Company, Mr. Feierstein served as Chief Operating Officer of Hamilton Insurance Agency, an insurance broker and benefits administration provider, from January 2025 until December 2025, where he led a strategic review that culminated in the sale of the company to NFP, a division of AON (NYSE: AON). From March 2024 until December 2025, he served as Founding Chief Operating Officer of Open Castle, Inc., a global credit facilitation platform, where he will maintain a role as a strategic advisor. Mr. Feierstein served as Chief Operating Officer of EasyKnock, Inc., a residential real estate finance company, from January 2021 until September 2024, and as a transitional advisor from February 2024 to September 2024. He also served as Chief Business Operating Officer of University of Phoenix (a business unit of Apollo Education Group) and then as the Chief Commercial Officer of Apollo Education Group (formerly NYSE: APOL). Mr. Feierstein previously held positions at SLM Corporation (formerly Sallie Mae, Inc.) (NYSE: SLM), an education solutions company, including managing its private credit business and then as its Executive Vice President of Sales and Marketing. Early in his career, Barry spent five years at McKinsey & Company, a management consulting firm. Mr. Feierstein holds a B.A., summa cum laude, from Tufts University and a M.B.A. from Harvard Business School.
Sigurgeir “Ziggy” Jonsson. Mr. Jonsson has served as the Company’s Chief Technology Officer since March 2026. Prior to that role, he served as its Senior Vice President, Engineering since August 2023. From September 2022 until August 2023, he served as Senior Vice President, Engineering of Pre-Business Combination Better, and from September 2020 until September 2022, as its Head of Financial Products. Mr. Jonsson has served as Senior Partner at 1/0 Capital since October 2015. He served on the board of directors of 10X Capital Venture Acquisition Corp. (formerly, Nasdaq: VCVC), a special purpose acquisition company, from November 2020 until July 2021. Mr. Jonsson holds a Bachelor’s in Economic Sciences from the University of Iceland.
Chad Smith. Mr. Smith has served as President and Chief Operating Officer of Better Mortgage Corporation, a wholly owned subsidiary of the Company (“BMC”), since May 2024. Prior to joining BMC, Mr. Smith served as Chief Executive Officer of Mission Loans LLC, an online mortgage lender, from December 2020 to May 2024. Prior to Mission Loans, he served as Executive Vice President, Consumer Direct and Portfolio Retention, of Caliber Home Loans, Inc., a mortgage lender and mortgage loan servicer, from May 2018 to September 2020. From 2014 to April 2018, Mr. Smith served as President, Direct Lending at loanDepot, Inc.

Paula Tuffin. Ms. Tuffin has served as our General Counsel, Chief Compliance Officer and Secretary since August 2023. Ms. Tuffin served as General Counsel, Chief Compliance Officer and Secretary of Pre-Business Combination Better from May 2016 until August 2023. Prior to joining Pre-Business Combination Better in 2016, she served as senior litigation counsel at the CFPB in the Enforcement Bureau. Prior to joining the CFPB in 2013, Ms. Tuffin was a litigation partner at Mayer Brown. Ms. Tuffin holds a B.A. from Williams College and a J.D. from Harvard Law School.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from our 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Except as provided below, the information required by Item 12 is incorporated herein by reference from our 2026 Proxy Statement.
Equity Compensation Plan Information

The following table provides information as of December 31, 2025, concerning shares of Class A common stock and Class B common stock issuable under the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Class A common stock	1,956,375(1)	—	577,484(2)(3)
Class B common stock	609,413(4)	$78.74(5)	—(6)
Equity compensation plans not approved by security holders	—	—	—
Total	2,565,788	$78.74	577,484
(1)    A total of 1,956,375 RSUs were granted under the Better Home & Finance Holding Company 2023 Incentive Equity Plan (the “2023 Plan”) as of December 31, 2025. No initial offering period has commenced under the Better Home & Finance 2023 Employee Stock Purchase Plan (the “ESPP”).
(2)    Consists of 255,205 shares of Class A common stock remaining available for future issuance under the 2023 Plan and 322,279 shares of Class A common stock remaining available for future issuance under the ESPP, as of December 31, 2025. Any shares subject to an award granted under the 2023 Plan, the Better Holdco, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) or the Better Holdco, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) that terminates, expires or lapses for any reason or any such award which is settled in cash without the delivery of shares will again be available for future grants under the 2023 Plan. Further, to the extent shares are tendered or withheld to satisfy the grant, exercise price or tax withholding obligation with respect to any award under the 2023 Plan, such tendered or withheld shares will be available for future grants under the 2023 Plan.
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
(4)    Consists of 2,969 shares of Class B common stock underlying options granted under the 2016 Plan and 606,444 shares of Class B common stock underlying options and RSUs granted under the 2017 Plan.
(5)    The weighted-average exercise price shown in the column above relates only to the shares of Class B common stock issuable upon the exercise of outstanding incentive stock options and non-qualified stock options granted under the 2016 Plan and the 2017 Plan.
(6)    There are no securities that remain available for future issuance under the terms of the 2016 Plan and the 2017 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference from our 2026 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference from our 2026 Proxy Statement.

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

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Better Home & Finance Holding Company	10-K	3.1	April 8, 2024
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Better Home & Finance Holding Company, dated August 16, 2024	8-K	3.1	August 19, 2024
3.3	Bylaws of Better Home & Finance Holding Company	8-K	3.2	August 25, 2023
4.1*	Warrant Agreement, dated as of March 3, 2021, by and between Aurora Acquisition Corp. and Continental Stock Transfer & Trust Company	S-4/A	4.4	July 24, 2023
4.2	Assignment, Assumption and Amendment Agreement, dated as of August 22, 2023, by and among Better Home & Finance Holding Company, Computershare Trust Company, N.A. and Computershare Inc.	8-K	4.2	August 28, 2023
4.3	Form of Note, between Better Home & Finance Holding Company and GLAS Trust Company LLC (included in Exhibit 10.1).	8-K	4.2	April 28, 2025
4.4	Warrant, dated as of February 17, 2026, between Better Home & Finance Holding Company and Framework Ventures IV L.P.	8-K	4.1	February 17, 2026
4.5	Indenture, dated as of April 28, 2025, between Better Home & Finance Holding Company and GLAS Trust Company LLC	8-K	4.1	April 28, 2025
4.6	Description of Securities	8-K	4.1	August 19, 2024
10.1*	Security Agreement, dated as of April 28, 2025, between the Company, as issuer, subsidiaries of the Company, as guarantors, and GLAS Trust Company LLC, as Collateral Agent	8-K	10.1	April 28, 2025
10.2	Note Exchange Agreement, dated April 12, 2025, between the Company and SB Northstar LP.	8-K	10.1	April 14, 2025
10.3	Amended and Restated Registration Rights Agreement, dated as of August 22, 2023, by and among Better Home & Finance Holding Company, Novator Capital Sponsor Ltd., and certain persons signatory thereto.	8-K	10.1	August 28, 2023
10.4	Joinder Agreement, dated as of October 11, 2023, by and between Better Home & Finance Holding Company, SVF II Beaver (DE) LLC, and SB Northstar LP.	S-1	10.29	October 12, 2023
10.5	Registration Rights Agreement, dated February 17, 2026, between Better Home & Finance Holding Company and Framework Ventures IV L.P.	8-K	10.2	February 17, 2026
10.6	Form of At-the-Market Sales Agreement, dated September 26, 2025	8-K	1.1	September 29, 2025
10.7	Securities Purchase Agreement, dated February 17, 2026, between Better Home & Finance Holding Company and Framework Ventures IV L.P.	8-K	10.1	February 17, 2026
10.8	Novator Exchange Election Agreement, dated as of August 22, 2023 by and among Better HoldCo, Inc., Novator Capital Sponsor Ltd. and Aurora Acquisition Corp.	8-K	10.2	August 28, 2023
10.9#	Form of Indemnification Agreement by and between Better Home & Finance Holding Company and each of its directors and executive officers.	8-K	10.4	August 28, 2023
10.10#	Better Holdco Inc. 2016 Equity Incentive Plan	S-1	10.5	October, 12 2023
10.11#	Form of Better Holdco Inc. 2016 Equity Incentive Plan Option Agreement	S-1	10.6	October, 12 2023
10.12#	Better Holdco Inc. 2017 Equity Incentive Plan	S-1	10.7	October, 12 2023

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
10.13#	Form of Better HoldCo Inc. 2017 Equity Incentive Plan RSU Agreement (Double-Trigger Vesting)	S-1	10.8	October, 12 2023
10.14#	Form of Better HoldCo Inc. 2017 Equity Incentive Plan RSU Agreement (Single-Trigger Vesting)	S-1	10.9	October, 12 2023
10.15#	Form of Better HoldCo Inc. 2017 Equity Incentive Plan Stock Option Agreement	S-1	10.1	October, 12 2023
10.16#	Form of Better HoldCo Inc. 2017 Equity Incentive Plan Stock Option Agreement (Early Exercise)	S-1	10.1	October, 12 2023
10.17#	Better Home & Finance Holding Company 2023 Incentive Equity Plan	8-K	10.5	August 28, 2023
10.18#	Form of Better Home & Finance Holding Company 2023 Incentive Equity Plan RSU Agreement	S-1	10.13	October, 12 2023
10.19#	Form of Better Home & Finance Holding Company 2023 Incentive Equity Plan Option Agreement	S-1	10.14	October, 12 2023
10.20#	Form of Restricted Stock Unit Award Agreement and Grant Notice (2023 Incentive Equity Plan)	8-K	10.1	February 7, 2024
10.21#	Better Home & Finance Holding Company 2023 Employee Stock Purchase Plan	8-K	10.6	August 28, 2023
10.22#	Better Home & Finance Holding Company 2026 Inducement Incentive Plan	S-8	4.2	February 11, 2026
10.23#	Form of Restricted Stock Unit Award Agreement and Grant Notice (2026 Inducement Incentive Plan)
10.24#	Employment Agreement, dated as of April 5, 2022, between Better Holdco, Inc. and Kevin Ryan.	S-4/A	10.24	July 24, 2023
10.25#	Amendment to Employment Agreement, dated March 29, 2024, between Kevin Ryan and Better Home & Finance Holding Company	10-K	10.31	March 19, 2025
10.26#	Employment Agreement, dated as of October 18, 2022, between Better Holdco, Inc. and Nicholas J. Calamari.	S-4/A	10.25	July 24, 2023
10.27#	Employment Agreement, dated as of October 18, 2022, between Better Holdco, Inc. and Paula Tuffin	S-4/A	10.26	July 24, 2023
10.28#	Amended and Restated Offer of Employment, dated July 29, 2024, between Better Home & Finance Holding Company and Chad Smith	10-Q	10.10	August 13, 2024
10.29#	Better Home & Finance Holding Company 2023 Incentive Equity Plan Restricted Stock Unit Award Agreement, dated May 30, 2024, between Better Home & Finance Holding Company and Chad Smith (Time-Based and Performance-Based).	10-Q	10.20	August 13, 2024
10.30#	Offer Letter, dated December 8, 2025, between Better Home & Finance Holding Company and Barry Feierstein
10.31#	Employment Agreement, dated as of December 21, 2025, between Better Home & Finance Holding Company and Loveen Advani
10.32#	Employment Agreement, dated as of April 14, 2022, between Better Holdco, Inc. and Sigurgeir Jonsson
10.33#	Personal Loan Termination Agreement, dated March 12, 2026, between Better Home & Finance Holding Company and Sigureir Jonsson
10.34	Board Observer Agreement, effective August 7, 2025, between Better Home & Finance Holding Company and SB Northstar LP	10-Q	10.40	November 13, 2025
10.35#	Chairman Agreement, dated as of April 27, 2022, between Better Holdco, Inc. and Harit Talwar	S-4/A	10.30	July 24, 2023
10.36#	Amendment No. 1 to Chairman Agreement, dated as of August 7, 2025, between Harit Talwar and Better Home & Finance Holding Company	10-Q	10.30	November 13, 2025
10.37#	Better HoldCo, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Agreement, dated June 1, 2022, between Better HoldCo, Inc. and Harit Talwar (Service Based).	10-Q	10.40	August 13, 2024
10.38#	Better HoldCo, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Agreement, dated June 1, 2022, between Better HoldCo, Inc. and Harit Talwar (Performance Based).	10-Q	10.50	August 13, 2024
10.39#	Sponsor Purchase Subscription Agreement, dated as of August 22, 2023, by and between Better Home & Finance Holding Company and Novator Capital Sponsor, Ltd.	8-K	10.18	August 28, 2023
10.40#	Form of Transaction Bonus Agreement	8-K	10.1	September 29, 2023

Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
10.41	Founder Side Letter, dated as of May 10, 2021, by and between Better Home & Finance Holding Company and Vishal Garg (included as Annex M to the Form S-4/A)	S-4/A	10.16	July 24, 2023
10.42	Better Holder Support Agreement, dated as of May 10, 2021, by and among the Registrant, Better Holdco, Inc. and the persons set forth on Schedule I thereto (included as Annex F to the proxy statement/prospectus)	S-4/A	10.2	July 24, 2023
10.43#	Better Holdco, Inc. Executive Change in Control Severance Plan	10-K	10.30	March 19, 2025
10.44#	Director Compensation Policy	10-Q	10.2	November 13, 2025
19.1	Insider Trading Policy of Better Home & Finance Holding Company
21.1	List of subsidiaries of Better Home & Finance Holding Company
23.1	Consent of Deloitte & Touche LLP
24.1	Powers of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Better Home & Finance Holding Company Clawback Policy	10-K	97.1	March 19, 2025
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained Exhibit 101)
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

BETTER HOME & FINANCE HOLDING COMPANY
(Registrant)

Dated: March 13, 2026	By:	/s/ Loveen Advani
Name: Loveen Advani
Chief Financial Officer
(on behalf of the Registrant and as the Registrant’s Principal Financial Officer and Principal Accounting Officer)
Each person whose individual signature appears below hereby authorizes and appoints Loveen Advani and Paula Tuffin, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vishal Garg	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2026
Vishal Garg

/s/ Loveen Advani	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 13, 2026
Loveen Advani

/s/ Harit Talwar	Director and Chairman of the Board of Directors	March 13, 2026
Harit Talwar

/s/ David Barse	Director	March 13, 2026
David Barse

/s/Michael Farello	Director	March 13, 2026
Michael Farello

/s/Arnaud Massenet	Director	March 13, 2026
Arnaud Massenet

/s/ Bhaskar Menon	Director	March 13, 2026
Bhaskar Menon

/s/ Prabhu Narasimhan	Director	March 13, 2026
Prabhu Narasimhan