Form 10-Q
period 2026-03-31
Better Home & Finance Holding Co
filed 2026-05-11
CIK 1835856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-40143
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No  ☒
As of May 1, 2026, there were 13,086,244 shares of Class A common stock, 4,346,034 shares of Class B common stock and 1,437,545 shares of Class C common stock of the registrant issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (the “Quarterly Report”) of Better Home & Finance Holding Company (the “Company,” “Better,” “we,” “our” or “us”) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negatives of these terms or variations of them or similar terminology, although not all forward-looking statements contain such identifying words. They may appear in a number of places throughout this Quarterly Report, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, the divestiture of international-based assets, including Birmingham Bank, further equity issuances and our intended use of net proceeds from our issuances of equity securities. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.
These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report and the associated risks, uncertainties, assumptions and other important factors may include, but are not limited to:
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
•The timing of, and ability to consummate, the sale of Birmingham Bank;
•Our ability to maintain, protect, assert and enhance our intellectual property rights;
•The effect of the development, proliferation and use of artificial intelligence (“AI”) on our business;
ii

•volatility in the market price of our Class A common stock, including volatility due to potential short squeezes; high degrees of public and social media coverage by third parties; future sales of substantial amounts of our Class A common stock, or the perception that such sales may occur; and
•The impact of geopolitical developments, including the ongoing military conflict in the Middle East.
Additional risks and uncertainties that could cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements include those matters discussed in Part I, Item 1A. “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by Part II, Item 1A. “Risk Factors” in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those described in these forward-looking statements.
Available Information and Website Disclosure
Our website address is www.better.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish them to the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.
Investors and others should note that we announce material financial and operational information to our investors using press releases, SEC filings and public conference calls and webcasts, and by postings on our investor relations site at investors.better.com. We may also use our website as a distribution channel for material Company information. In addition, you may automatically receive email alerts and other information about Better when you enroll your email address by visiting the “Investor Email Alerts” option under the Resources tab on investors.better.com. References to our website or other links to our publications or other information are provided for the convenience of our stockholders. None of the information or data included on our websites or accessible at these links is incorporated into, and will not be deemed to be a part of, this Quarterly Report or any of our other filings with the SEC.
iii

Part I - Financial Information
Item 1. Financial Statements
BETTER HOME & FINANCE HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Amounts in thousands, except share and per share amounts)	2026	2025
Assets
Cash and cash equivalents	$64,265	$79,357
Restricted cash	9,412	8,926
Mortgage loans held for sale, at fair value	563,036	466,681
Other receivables, net	16,144	10,716
Property and equipment, net	1,944	1,815
Right-of-use assets	4,460	4,678
Internal use software and other intangible assets, net	17,968	17,349
Goodwill	10,995	10,995
Derivative assets	6,017	4,210
Prepaid expenses and other assets	33,300	27,143
Assets held for sale	6,258	8,687
Assets of discontinued operations	834,996	864,877
Total Assets	$1,568,795	$1,505,434
Liabilities and Stockholders’ Equity
Liabilities
Warehouse lines of credit	$507,581	$411,862
Senior notes	198,802	198,802
Accounts payable and accrued expenses (includes payables to related parties of $0 and $200)	60,447	58,993
Escrow payable and other customer accounts	664	172
Derivative liabilities	329	804
Warrant and equity related liabilities, at fair value	3,240	1,476
Lease liabilities	4,383	4,629
Other liabilities	6,075	6,533
Liabilities held for sale	6,079	4,802
Liabilities of discontinued operations	772,642	780,178
Total Liabilities	$1,560,242	$1,468,251
Commitments and contingencies (see Note 12)
Stockholders’ Equity
Common stock $0.0001 par value; 66,000,000 shares authorized and 16,691,934 and 15,996,907 shares issued and outstanding	2	2
Additional paid-in capital	2,153,072	2,109,762
Accumulated deficit	(2,146,549)	(2,076,238)
Accumulated other comprehensive gain	2,028	3,657
Total Stockholders’ Equity	8,553	37,183
Total Liabilities and Stockholders’ Equity	$1,568,795	$1,505,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2026	2025
Revenues:
Gain on loans, net	$44,801	$24,576
Other revenue	1,142	3,650
Net interest income
Interest income	7,284	7,595
Interest expense	(5,730)	(4,493)
Net interest income	1,554	3,102
Total net revenues	47,497	31,328
Expenses:
Compensation and benefits	55,736	43,892
General and administrative	8,948	10,777
Technology	8,361	6,649
Marketing and advertising	9,217	8,679
Loan origination expense	7,733	2,503
Depreciation and amortization	2,997	3,773
Other expenses	5,421	882
Total expenses	98,413	77,155
Loss before income tax expense	(50,916)	(45,827)
Income tax (benefit) expense	(1,566)	145
Net loss continuing operations	(49,350)	(45,972)
Net loss discontinued operations	(20,961)	(4,585)
Net loss	$(70,311)	$(50,557)

Per share data:
Loss per share attributable to common stockholders, basic and diluted:
Net loss from continuing operations	$(3.01)	$(3.03)
Net loss from discontinued operations	$(1.28)	$(0.30)
Net loss	$(4.29)	$(3.33)
Weighted average common shares outstanding — basic and diluted	16,410,119	15,166,729

Other comprehensive income/(loss):
Foreign currency translation adjustment, net of tax	$(1,629)	$2,223
Comprehensive loss	$(71,940)	$(48,334)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended March 31, 2026

	Common Stock
(Amounts in thousands, except share amounts)	Issued and Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance - December 31, 2025	15,996,907	$2	$2,109,762	$(2,076,238)	$3,657	$37,183
Issuance of common stock under ATM program	328,030	—	11,686	—	—	11,686
Exercise of Warrants	211,312	—	10,170	—	—	10,170
Stock-based compensation	—	—	24,819	—	—	24,819
Tax withholding upon vesting of restricted stock units	(116,928)	—	(3,365)	—	—	(3,365)
Shares issued for vested restricted stock units	294,009	—	—	—	—	—
Cancellation of common stock	(21,396)	—	—	—	—	—
Net loss	—	—	—	(70,311)	—	(70,311)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	(1,629)	(1,629)
Balance - March 31, 2026	16,691,934	$2	$2,153,072	$(2,146,549)	$2,028	$8,553
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended March 31, 2025

	Common Stock
(Amounts in thousands, except share amounts)	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Deficit
Balance - December 31, 2024	15,168,795	$2	$(9,158)	$1,863,288	$(1,910,366)	$(1,936)	$(58,170)
Stock-based compensation	—	—	—	4,443	—	—	4,443
Tax withholding upon vesting of restricted stock units	(9,679)	—	—	(87)	—	—	(87)
Shares issued for vested restricted stock units	28,919	—	—	—	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	(2)	5	—	—	3
Net loss	—	—	—	—	(50,557)	—	(50,557)
Other comprehensive income— foreign currency translation adjustment, net of tax	—	—	—	—	—	2,223	2,223
Balance - March 31, 2025	15,188,035	$2	$(9,160)	$1,867,649	$(1,960,923)	$287	$(102,145)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Cash Flows from Operating Activities:
Net loss	$(70,311)	$(50,557)
Net loss from discontinued operations	(20,961)	(4,585)
Net loss from continuing operations	(49,350)	(45,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	244	409
Impairment charges, net	(87)	139
Amortization of internal use software and other intangible assets	2,753	3,364
Gain on sale of loans, net	(44,064)	(21,278)
Non-cash interest and amortization of debt issuance costs and discounts	—	1,700
Change in fair value of warrants and equity related liabilities	6,202	(228)
Stock-based compensation	23,795	4,033
Provision (Recovery) of loan repurchase reserve	638	(2,127)
Provision for credit losses	584	(88)
Change in fair value of derivatives	(2,282)	(1,061)
Change in fair value of mortgage loans held for sale	(4,905)	(5,343)
Gain on disposal of assets held for sale	(1,000)	—
Change in operating lease of right-of-use assets	217	(4,171)
Originations of mortgage loans held for sale	(1,616,945)	(875,348)
Proceeds from sale of mortgage loans held for sale	1,568,508	887,694
Change in operating assets and liabilities:
Other receivables, net	(5,418)	313
Prepaid expenses and other assets	(6,161)	(735)
Operating lease liabilities	(246)	3,432
Accounts payable and accrued expenses	(1,973)	8,389
Escrow payable and other customer accounts	2,198	662
Other liabilities	2,497	(59)
Net cash used in operating activities-continuing operations	(124,795)	(46,275)
Net cash used in operating activities-discontinued operations	(381)	(10,912)
Net cash used in operating activities	(125,176)	(57,187)
Cash Flows from Investing Activities:
Purchase of property and equipment	(378)	(202)
Proceeds of sale of assets held for sale	2,371	—
Capitalization of internal use software	(2,348)	(2,339)
Net cash used in investing activities-continuing operations	(355)	(2,541)
Net cash used in investing activities-discontinued operations	(11,238)	(156,302)
Net cash used in investing activities	(11,593)	(158,843)
Cash Flows from Financing Activities:
Net borrowings (repayments) on warehouse lines of credit	95,719	(8,114)
Proceeds from issuance of common stock under at-the-market offering	11,686	—
Proceeds from issuance of stock options	—	2
Proceeds from exercise of warrants	5,732	—
Net investment in discontinued operations	—	(45,248)
Net cash provided by/(used in) financing activities-continuing operations	113,137	(53,360)
Net cash (used in)/provided by financing activities-discontinued operations	(7,900)	172,181
Net cash provided by financing activities	105,237	118,821
Effects of currency translation on cash, cash equivalents, and restricted cash	(803)	598
Net decrease in cash, cash equivalents, and restricted cash, including cash classified within assets held for sale	(12,816)	(101,578)
Less: net change in cash, cash equivalents and restricted cash classified within assets held for sale	(1,790)	289

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

Cash, cash equivalents, and restricted cash—Beginning of period	88,283	218,043
Cash, cash equivalents, and restricted cash—End of period	$73,677	$116,754
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown on the previous page.

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Cash and cash equivalents, end of period	$64,265	$95,112
Restricted cash, end of period	9,412	21,642
Total cash, cash equivalents and restricted cash, end of period	$73,677	$116,754
Supplemental Disclosure of Cash Flow Information:
Interest paid on continuing operations	$5,730	$2,793
Interest paid on discontinued operations	$4,911	$131
Income taxes paid/(refunded)	$128	$(680)
Non-Cash Investing and Financing Activities:
Capitalization of stock-based compensation related to internal use software	$1,024	$410
Vesting of common stock issued via notes receivable from stockholders	$—	$2
Tax withholding upon vesting of restricted stock units	$3,365	$87
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
Mortgage loans originated within the United States are through the Company’s wholly-owned subsidiary Better Mortgage Corporation (“BMC”). BMC is an approved Title II Single Family Program Lender with the Department of Housing and Urban Development’s (“HUD”) Federal Housing Administration (“FHA”), and is an approved seller and servicer with the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FMCC”). The Company conducts banking operations in the United Kingdom through Birmingham Bank, a regulated U.K. banking entity acquired in 2023. In the fourth quarter of 2024, the Company decided to dispose of certain operating units in the U.K. In addition, in the fourth quarter of 2025, the Company approved a plan to sell its Birmingham Bank business. As of the first quarter of 2026, the Birmingham Bank business has been classified as held for sale and its results are presented as discontinued operations. See Note 3 for further details.
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
In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The results of operations and other information for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2025.
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
Significant items subject to such estimates and assumptions include the fair value of mortgage loans held for sale, the fair value of derivative assets and liabilities, which includes interest rate lock commitments and forward sale commitments, the determination of a valuation allowance on the Company’s deferred tax assets, capitalization of internally developed software and its associated useful life, the fair value of acquired intangible assets and goodwill, the provision for loan repurchase reserves, the allowance for credit losses, and the fair value of warrant and equity related liabilities.
Short-term investments—Short term investments consist of fixed income securities, typically U.S. and U.K. government treasury securities and U.S. and U.K. government agency securities with maturities ranging from 91 days to one year. Management determines the appropriate classification of short-term investments at the time of purchase. Short-term investments reported as held-to-maturity are those investments that the Company has both the positive intent and ability to hold to maturity and are stated at amortized cost on the condensed consolidated balance sheets. All of the Company’s short term investments are classified as held to maturity. The Company has not recognized any impairments on these investments to date and any unrealized gains or losses on these investments are immaterial. The U.S. and U.K. government treasury securities and U.S. and U.K. government agency securities are issued by U.S. and U.K. government

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
entities and agencies. These securities are either explicitly or implicitly guaranteed by the respective governments as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, credit losses for these securities were immaterial as the Company does not currently expect any material credit losses on these short-term investments. As of March 31, 2026 and December 31, 2025, short-term investments have been classified within assets of discontinued operations on the condensed consolidated balance sheets as they relate to the Birmingham Bank disposal group. See Note 8 for additional information.
Mortgage Loans Held for Sale, at Fair Value—The Company originates mortgage loans, including home equity line of credit and closed-end second lien loans (“HELOCs”), for sale into the secondary market. The Company has elected the fair value option under ASC 825 for all mortgage loans held for sale (“LHFS”), with changes in fair value recorded within gain on loans, net in the condensed consolidated statements of operations and comprehensive loss.
The fair value of LHFS is generally based on observable market prices and investor commitments for loans with similar characteristics. Changes in fair value are primarily driven by changes in market interest rates, loan pricing, and sale execution assumptions.
The Company generally sells loans servicing released shortly after origination. Gains and losses on loan sales are recognized upon transfer of control of the loans to the purchaser in accordance with ASC 860. The Company may retain interim servicing responsibilities through third-party sub-servicers for certain loans prior to transfer.
Loan Repurchase Reserve—In connection with the sale of mortgage loans into the secondary market, the Company makes customary representations and warranties regarding the characteristics of the loans sold, including compliance with underwriting standards and applicable laws and regulations. In the event of a breach of these representations and warranties, the Company may be required to repurchase affected loans or indemnify investors for incurred losses.
The Company maintains a loan repurchase reserve for estimated losses associated with these obligations. The reserve is based on historical repurchase and loss experience, current defect trends, the expected severity of losses, and management’s estimate of future repurchase activity. Provisions for changes in the reserve are recorded within gain on loans, net in the condensed consolidated statements of operations and comprehensive loss, while the reserve liability is included within other liabilities on the condensed consolidated balance sheets.
The Company also may be required to refund a portion of premiums received from loan purchasers in the event of early loan payoffs, which is included in the estimate of the loan repurchase reserve, when applicable. See Note 13 for further analysis.
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
The allowance for credit losses is a valuation account that is deducted from the loans held for investment amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the loan balance is deemed to be uncollectible. Management estimates the expected credit losses over the life of the loan. Management’s estimation utilizes a probability of default /loss given default (“PD/LGD”) methodology. Under this approach, expected credit losses are calculated as the product of probability of default, loss given default, and exposure at default for each loan. Management estimates expected credit losses on a collective basis for loans that share similar risk characteristics, which primarily consist of property buy-to-let loans originated through its U.K. banking operations. See Note 6 for additional details.
As of March 31, 2026 and December 31, 2025, loans held for investment have been classified within assets of discontinued operations on the condensed consolidated balance sheets as they relate to the Birmingham Bank disposal group. Accordingly, these balances are no longer presented separately on the face of the balance sheet. See Note 3 for additional information.
Derivatives and Hedging Activities—The Company uses derivative instruments to manage interest rate risk associated with mortgage loan commitments, mortgage loans held for sale, and loans held for investment. Derivative instruments primarily include interest rate lock commitments (“IRLCs”), forward sale commitments, and interest rate

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
swaps, , and warrant liabilities. Warrant liabilities include Public Warrants, Private Warrants, Sponsor Locked-up Shares, and other liability-classified warrants, which are recorded at fair value with changes in fair value recognized in earnings..
The Company presents certain derivative assets and liabilities on a net basis on the condensed consolidated balance sheets when a legally enforceable master netting arrangement exists and the criteria for offsetting are met. Certain counterparty agreements related to forward sale commitments and interest rate swaps contain master netting agreements that provide the Company with the legal right to offset amounts due to and from the same counterparty under certain conditions. Certain derivative instruments are subject to margining arrangements pursuant to counterparty agreements, whereby collateral may be required to be posted or received based on changes in the fair value of the underlying derivative instruments. As of March 31, 2026 and December 31, 2025, the Company did not have material collateral posted or received related to derivative instruments.
IRLCs represent commitments to originate mortgage loans at specified interest rates to borrowers who have applied for a loan and meet certain credit and underwriting criteria. The Company enters into forward sale commitments to sell mortgage loans held for sale or loans in the pipeline. IRLCs and forward sale commitments are not designated as hedging instruments for accounting purposes and are recognized as derivative assets or liabilities at fair value on the condensed consolidated balance sheets, with changes in fair value recorded in gain on loans, net within the condensed consolidated statements of operations and comprehensive loss. The fair value of IRLCs is based on the value of the underlying mortgage loan, quoted MBS prices, estimated mortgage servicing rights values, and estimated loan funding probabilities (“pull-through rates”).
The Company also utilizes pay-fixed, receive-floating interest rate swaps designated as fair value hedges to manage exposure to changes in the fair value of loans held for investment attributable to changes in interest rates. Changes in the fair value of the derivative instruments and the hedged items attributable to the hedged risk are recognized in earnings. The Company assesses hedge effectiveness on a quarterly basis.
The Company does not utilize any other derivative instruments to manage risk.
Fair Value Measurements—Assets and liabilities measured at fair value on a recurring basis are categorized within a three-level hierarchy based on the observability of inputs used in the valuation techniques:
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
Assets and liabilities measured at fair value on a recurring basis primarily include mortgage loans held for sale, derivative assets and liabilities, including interest rate lock commitments (“IRLCs”), forward sale commitments, interest rate swaps, and warrant and equity related liabilities.
The Company determines fair value using quoted market prices where available and otherwise utilizes valuation models incorporating observable market inputs, including market interest rates, loan pricing assumptions, and secondary market investor pricing. Certain instruments, including IRLCs, require the use of unobservable inputs, primarily estimated pull-through rates, and are therefore classified within Level 3 of the fair value hierarchy.
See Note 15 for additional information regarding fair value measurements.
Assets and Liabilities Held for Sale and Discontinued Operations—Assets and liabilities to be disposed of by sale are reclassified into assets held for sale and liabilities held for sale on the condensed consolidated balance sheets. The Company presents the assets and liabilities of a disposal group as held for sale upon meeting all of the following criteria:
•Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group).
•The asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal groups).

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The determination as to whether the sale of the disposal group is probable may include significant judgments from management related to the estimated timing of the closing of a future sales transaction. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell and are not depreciated or amortized. Disposal groups that represent a strategic shift and have a major effect on the Company’s operations and financial results are reported as discontinued operations. See Note 3 for further detail on assets and liabilities held for sale and discontinued operations.
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
Debt Modifications and Extinguishments—When the Company modifies or extinguishes debt, it first evaluates whether the modification qualifies as a troubled debt restructuring (“TDR”) and evaluates whether (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. Concessions may include modifications to the terms of the debt, such as reducing the interest rate, extending the repayment period, or forgiving a portion of the debt. If a TDR is determined not to have occurred, the Company evaluates whether the modification is considered a substantial modification. A substantial modification of terms is accounted for like an extinguishment.
Income Taxes—Income taxes are calculated by applying an estimated annual effective tax rate to year-to-date income (loss). At the end of each interim period, the estimated effective tax rate expected to be applicable for the full year is calculated. This method differs from that described in the Company’s income taxes policy footnote in the audited consolidated financial statements and related notes thereto for the year ended December 31, 2025, which describes the Company’s annual significant income tax accounting policy and related methodology.
Segments—The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment. Accordingly, the CODM evaluates performance and allocates resources based on consolidated net income (loss) from operations as presented in the consolidated statements of operations and comprehensive loss. The CODM uses consolidated net income (loss) to assess overall operating performance, evaluate budget-to-actual results, monitor profitability trends, and determine resource allocation priorities, including investments in personnel, technology, marketing, and strategic initiatives. The CODM also reviews functional expense information to manage the Company’s operations. Other items included in net income (loss) are

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
net interest income, depreciation and amortization, and income tax expense (benefit), which are reflected in the consolidated statements of operations and comprehensive loss. The Company operates as a single operating and reportable segment; as such, all assets and operating expenses presented in the accompanying condensed consolidated financial statements are attributable solely to that segment and represent the entirety of the Company’s assets and operating expenses.
Recently Issued Accounting Standards Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the Securities and Exchange Commission’s (the “SEC”) existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. As of March 31, 2026, the Company does not expect ASU 2023-06 will have any impact on the consolidated financial statements.
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

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
interim periods beginning after December 15, 2026, with early adoption permitted. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.
3. Assets and Liabilities Held for Sale and Discontinued Operations
During the fourth quarter of 2024, management enacted a plan to sell several entities in the U.K. and were classified within assets held for sale. During the first quarter of 2026, the Company completed the sale of its Better HomeOwnership Ltd subsidiary, which had previously been classified as held for sale. In connection with the transaction and pursuant to a share sale and settlement agreement executed in March 2026, the Company transferred 100% of the issued share capital of the BHO Group and settled certain related obligations. Total consideration associated with the transaction was approximately $2.3 million (£1.8 million), which reflects the net proceeds received by the Company after consideration of amounts settled on behalf of third parties and other transaction-related adjustments. As a result of this transaction, the Company recognized a gain on the disposal of approximately $1.0 million, which is included within other expense in the condensed consolidated statements of operations and comprehensive loss.
As of the first quarter of 2026, one of these disposal groups remains unsold and is classified as held for sale. The remaining disposal group is being actively marketed, is available for immediate sale in its present condition, and management continues to expect that the sale will be completed within 12 months. Management has evaluated the criteria under ASC 360 and concluded that the held-for-sale classification remains appropriate as of March 31, 2026. For the three months ended March 31, 2026, the Company recorded an immaterial write up of the remaining U.K. entity classified as held for sale to fair value, less cost to sell, which is included in other expenses on the condensed consolidated statements of operations and comprehensive loss.
The following table represents summarized balance sheet information by major class of assets and liabilities held for sale:

(Amounts in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$574	$710
Restricted cash	5,961	4,256
Mortgage loans held for sale, at fair value	—	1,954
Other receivables, net	677	706
Property and equipment, net	—	2
Internal use software and other intangible assets, net	991	2,357
Goodwill	—	711
Prepaid expenses and other assets	9	69
Write down of assets to fair value less cost to sell	(1,954)	(2,078)
Total assets held for sale	$6,258	$8,687

Accounts payable and accrued expenses	$118	$424
Escrow payable and other customer accounts	5,961	4,256
Other liabilities	—	122
Total liabilities held for sale	$6,079	$4,802
During the fourth quarter of 2025, management approved a plan to sell its Birmingham Bank business, which represents the Company’s reportable banking segment. Although the decision to pursue a sale was made in the fourth quarter of 2025, the criteria for held-for-sale classification under ASC 360 were not met as of December 31, 2025 because a sale was not yet considered probable.
During the first quarter of 2026, the Company advanced the sale process by actively engaging with potential buyers, receiving a non-binding indicative offer, and progressing negotiations related to a potential sale transaction. Based on these developments, management concluded that the held-for-sale criteria under ASC 360 were met as of March 31, 2026, including that the sale was probable and expected to be completed within twelve months, subject to regulatory approvals

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and customary closing conditions. Accordingly, the Birmingham Bank business was classified as held for sale and presented as discontinued operations for all periods presented.
The Company evaluated the held-for-sale criteria under ASC 360 and determined that such criteria were met as of the first quarter of 2026. As a result, the assets and liabilities of the Birmingham Bank disposal group have been classified as held for sale in the condensed consolidated balance sheet as of March 31, 2026. In addition, the assets and liabilities of the discontinued operation have been presented separately in the consolidated balance sheets for all periods presented. Prior-period amounts have been reclassified to conform to the current-period presentation. Such reclassification did not affect total assets, total liabilities, net loss, or shareholders’ equity.
Assets and liabilities classified as held for sale are measured at the lower of their carrying amount or estimated fair value less costs to sell. For the three months ended March 31, 2026, the Company recorded a write down of the Birmingham disposal group to fair value, less cost to sell, in the amount of $18.1 million. The estimated fair value of the Birmingham Bank disposal group is based on management’s assessment of expected proceeds from a potential sale, considering available market information and discussions with potential buyers. Costs to sell primarily include legal, advisory, and other transaction-related costs. The determination of fair value less cost to sell involves judgment and may change as additional information becomes available. In addition, the Company recorded an impairment to internal use software related to the Birmingham disposal group of $0.3 million which is included within discontinued operations on the condensed consolidated statements of operations and comprehensive loss.
The following table represents summarized balance sheet information by major class of assets and liabilities for discontinued operations:

(Amounts in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$6,392	$20,470
Restricted cash	608	7,861
Short-Term investment	103,616	103,607
Loans held for investment (net of allowance for credit losses of $2,652 and $2,251)	728,284	723,333
Other receivables, net	4,098	4,092
Property and equipment, net	119	129
Internal use software and other intangible assets, net	4,407	4,636
Derivative assets	4,929	—
Prepaid expenses and other assets	671	749
Write down of assets to fair value less cost to sell	(18,128)	—
Total assets of discontinued operations	$834,996	$864,877

Accounts payable and accrued expenses	$17,557	$15,567
Customer deposits	755,085	762,984
Derivative liabilities	—	1,627
Total liabilities of discontinued operations	$772,642	$780,178
The following table represents the results of operations of the Birmingham Bank business, which have been classified as discontinued operations in the condensed consolidated statements of operations and comprehensive loss for the periods presented:

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2026	2025
Revenues:
Other revenue	$(22)	$380
Net interest income
Interest income	11,284	2,850
Interest expense	(8,606)	(2,005)
Net interest income	2,678	845
Total net revenues from discontinued operations	2,656	1,225
Expenses:
Compensation and benefits	2,765	2,776
General and administrative	1,069	853
Technology	591	533
Marketing and advertising	2	8
Depreciation and amortization	286	202
Other expenses	18,904	1,438
Total expenses from discontinued operations	23,617	5,810
Net loss discontinued operations	$(20,961)	$(4,585)

Loss per share attributable to common stockholders, basic and diluted:
Net loss from discontinued operations	$(1.28)	$(0.30)
Weighted average common shares outstanding — basic and diluted	16,410,119	15,166,729
The following table presents cash flows from discontinued operations included in our condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Net cash used in operating activities-discontinued operations	$(657)	$(10,912)
Net cash used in investing activities-discontinued operations	(11,238)	(156,302)
Net cash (used in)/provided by financing activities	(7,900)	172,181
4. Revenue
Revenue— Revenue presented in this note reflects continuing operations and excludes amounts related to discontinued operations (See Note 3). Revenue includes amounts recognized outside the scope of ASC 606, primarily gain on sale of loans, net, loan repurchase reserve, and interest income associated with lending and investment activities, which are accounted for under ASC 860 and other applicable financial instrument guidance. Revenue recognized within the scope of ASC 606 primarily relates to fee-based service revenues, such as broker and real estate services revenues. The Company disaggregates revenue based on the following revenue streams.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Gain on loans, net consisted of the following:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Gain on sale of loans, net	$44,064	$21,278
Broker revenue	1,375	1,171
Loan repurchase reserve (provision)/recovery	(638)	2,127
Total gain on loans, net	$44,801	$24,576
Other revenue consisted of the following:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
International lending revenue	$47	$1,538
Insurance services	578	673
Real estate services	170	947
Other revenue	347	492
Total other revenue	$1,142	$3,650
Net interest income consisted of the following:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Interest income
Mortgage interest income	$6,941	$6,437
Interest income from investments	343	1,158
Total interest income	7,284	7,595
Interest expense
Warehouse interest expense	(5,730)	(2,788)
Other interest expense (1)	—	(1,705)
Total interest expense	(5,730)	(4,493)
Total net interest income	$1,554	$3,102
__________________
(1) Primarily consists of interest on Convertible Notes, see Note 10 for more details.

5. Mortgage Loans Held for Sale and Warehouse Lines of Credit
The Company has the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	March 31, 2026	December 31, 2025
Funding Facility 1 (1)	March 2, 2027	$150,000	$117,767	$81,423
Funding Facility 2 (2)	January 21, 2027	350,000	200,722	117,499
Funding Facility 3 (3)	April 5, 2026	250,000	189,092	212,940
Total warehouse lines of credit		$750,000	$507,581	$411,862
__________________

(1)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(2)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 2.75%. A compensating balance of $7.0 million is maintained and included in cash and cash equivalents. This amount represents a compensating balance arrangement and is not legally restricted. Failure to maintain the required balance may limit the Company’s ability to obtain future advances under the facility. As of March 31, 2026, the Company was in compliance with this requirement.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3)Interest charged under the facility is at the daily simple SOFR plus 1.75% - 2.50%. There is no cash collateral deposit maintained as of March 31, 2026. Subsequent to March 31, 2026 , the Company extended the maturity to April 6, 2027 and increased the total capacity to $350.0 million of which $100.0 million is committed.

The unpaid principal amounts of the Company’s LHFS are also pledged as collateral under the relevant warehouse funding facilities. The Company’s LHFS are summarized below by those pledged as collateral and those fully funded by the Company:

(Amounts in thousands)	March 31, 2026	December 31, 2025
Funding Facility 1	$124,112	$89,483
Funding Facility 2	214,877	129,515
Funding Facility 3	205,047	226,822
Total LHFS pledged as collateral	544,036	445,820
Company-funded LHFS	6,474	6,197
Company-funded HELOC	7,621	7,308
Total LHFS	558,131	459,325
Fair value adjustment	4,905	7,356
Total LHFS at fair value	$563,036	$466,681
For the three months ended March 31, 2026 and 2025, the Company recognized net gains of $4.9 million and $5.3 million, respectively, related to changes in the fair value of mortgage loans held for sale, which are included within gain on loans, net in the condensed consolidated statements of operations and comprehensive loss. Average days loans held for sale, other than Company-funded LHFS and Company-funded HELOC, for the three months ended March 31, 2026 and 2025, were approximately 37 days and 21 days, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of March 31, 2026 and December 31, 2025, the unpaid principal balance of loans that were either 90 days past due or non-performing was $3.5 million and $2.4 million, respectively. As of March 31, 2026 and December 31, 2025, loans on non-accrual status were immaterial.
For the three months ended March 31, 2026 and 2025, the weighted average interest rate for the warehouse lines of credit was 5.43% and 6.46%, respectively. The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth, liquid assets, liquidity ratios, and leverage ratios, and earnings. In addition, these warehouse lines also require the Company to maintain compensating cash balances. As of March 31, 2026 and December 31, 2025, the Company maintained $3.8 million of cash collateral deposits included in restricted cash and $7.0 million of compensating balances included in cash and cash equivalents on the accompanying consolidated balance sheets. The Company was in compliance with all financial covenants under the warehouse lines as of March 31, 2026.

6. Loans Held for Investment
The majority of the Company’s Loans Held for Investment portfolio consists of property - buy to let loans, which is the purchase of property for the purpose of renting to a tenant, which makes up 99.9% and 99.9% of the total loan portfolio as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the Company’s loans held for investment are included within assets of discontinued operations on the condensed consolidated balance sheets as they relate to the Birmingham Bank disposal group (see Note 3). Prior to classification as held for sale, the Company’s Loans

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Held for Investment portfolio was summarized as follows:

(Amounts in thousands)	March 31, 2026	December 31, 2025
Property - Buy to Let	$748,146	$736,807
Other	453	544
Deferred fees, net	(12,899)	(13,713)
Fair value hedge basis adjustment	(4,764)	1,946
Allowance for credit losses	(2,652)	(2,251)
Total Loans Held for Investment, net	$728,284	$723,333
The following table presents the activity in the allowance for credit losses related to loans held for investment:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Balance at beginning of period	$(2,251)	$(1,667)
Provision for credit losses	(439)	(1,282)
Effect of foreign currency exchange rate changes	38	(51)
Balance at end of period	$(2,652)	$(3,000)
Accrued interest receivable on loans receivable totaled $1.2 million and $1.0 million, respectively, as of March 31, 2026 and December 31, 2025, which are included within assets of discontinued operations on the condensed consolidated balance sheets. The Company elected the practical expedient to exclude the applicable accrued interest receivable on loans receivable from the disclosed amortized cost basis.
The Company concluded that it has a non-accrual policy which allows for the timely reversal of accrued interest should an asset be placed on non-accrual; accordingly, there was no allowance for credit losses for accrued interest receivable on loans receivable as of March 31, 2026. When writing off uncollectible accrued interest receivables on its loans held for investment portfolio, the Company considers 90 days to be a timely manner.
Uncollectible amounts of accrued interest receivable are charged off by reversing interest income. The Company had no charge offs of uncollectible accrued interest on its outstanding loans held for investment during the three months ended March 31, 2026 and 2025.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. As of March 31, 2026, there were ten loans with a total unpaid principal balance $2.0 million of loans held for investment past due. As of December 31, 2025, there was an immaterial amount of loans held for investment past due.
The Company considers loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, or where foreclosure is probable, to be collateral dependent. As of both March 31, 2026, and December 31, 2025, there was one loan with a total unpaid balance of $2.5 million in which formal foreclosure proceedings were in process.
Loans are placed on non-accrual status and the accrual of interest is discontinued if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Generally, payments received on non-accrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of March 31, 2026 and December 31, 2025, there were no loans that were placed on non-accrual status.
During the three months ended March 31, 2026 and 2025, there were no modifications for loans to borrowers experiencing financial difficulty.
Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, including, but not limited to, current financial information, historical payment experience, credit documentation,

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
public information, and current economic trends. The Company analyzes loans individually by classifying the loans as to credit risk.
This analysis includes all loans with the exception of homogeneous loans, or loans that are evaluated together in pools of similar loans (i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans). This analysis is performed at least on a quarterly basis. Homogeneous loans are not risk rated and credit risk is analyzed largely on the expected maturity of the loans.
The Company utilizes maturity bands to assess the probability of credit losses within the portfolio. The three main bands are as follows: 0-20 months, 21-40 months, and over 40 months. The following table presents amortized cost for outstanding loans, by class and year of origination/renewal, as of March 31, 2026 and December 31, 2025.
The tables below present loans by credit quality indicator and vintage year. The amounts presented by year of origination exclude fair value hedge accounting basis adjustments and net deferred fees, which are presented separately above:

March 31, 2026
(Amounts in thousands)	2026	2025	2024	2023	2022	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	—	222	—	—	—	222
Over 40 Months	24,721	594,914	114,632	758	—	—	735,025
Total	$24,721	$594,914	$114,854	$758	$—	$—	$735,247

Other
0-20 Months	$—	$—	$—	$—	$359	$79	$438
21-40 Months	—	—	—	15	—	—	15
Over 40 Months	—	—	—	—	—	—	—
Total	$—	$—	$—	$15	$359	$79	$453

Total	$24,721	$594,914	$114,854	$773	$359	$79	$735,700

December 31, 2025
(Amounts in thousands)	2025	2024	2023	2022	2021	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	226	—	—	—	—	226
Over 40 Months	605,424	116,675	769	—	—	—	722,868
Total	$605,424	$116,901	$769	$—	$—	$—	$723,094

Other
0-20 Months	$—	$—	$—	$406	$125	$—	$531
21-40 Months	—	—	13	—	—	—	13
Over 40 Months	—	—	—	—	—	—	—
Total	$—	$—	$13	$406	$125	$—	$544

Total	$605,424	$116,901	$782	$406	$125	$—	$723,638

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Goodwill and Internal Use Software and Other Intangible Assets, Net
Changes in the carrying amount of goodwill, net consisted of the following:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Balance at beginning of period	$10,995	$23,615
Reclassification of discontinued operations goodwill to assets held for sale	—	(12,999)
Effect of foreign currency exchange rate changes	—	379
Balance at end of period	$10,995	$10,995
No impairment of goodwill was recognized for the three months ended March 31, 2026 and 2025. There was no cumulative impairment related to goodwill as of March 31, 2026 and 2025, as goodwill associated with the Birmingham Bank disposal group is included within assets of discontinued operations.
Internal use software and other intangible assets, net consisted of the following:

	As of March 31, 2026
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$159,855	$(143,797)	$16,058
Intellectual property and other	5.0	1,697	(1,607)	90
Total Intangible assets with finite lives, net		161,552	(145,404)	16,148
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Total Internal use software and other intangible assets, net		$163,372	$(145,404)	$17,968

	As of December 31, 2025
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$156,482	$(141,092)	$15,390
Intellectual property and other	5.0	1,697	(1,558)	139
Total Intangible assets with finite lives, net		158,179	(142,650)	15,529
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Total Internal use software and other intangible assets, net		$159,999	$(142,650)	$17,349
The December 31, 2025 amounts presented above have been reclassified to conform to the current-period presentation. Goodwill and intangible assets associated with the Birmingham Bank disposal group are not included in the tables above and are instead presented within assets of discontinued operations. See Note 3 for further details.
The Company capitalized $3.4 million and $2.7 million in internal use software and website development costs during the three months ended March 31, 2026 and 2025, respectively. Internal use software and website development costs during the three months ended March 31, 2026 and 2025, had a weighted-average amortization period of 3.0 years. Included in capitalized internal use software and website development costs are $1.0 million and $0.4 million of stock-based compensation costs for the three months ended March 31, 2026 and 2025, respectively. Amortization expense totaled $2.8 million and $3.4 million during the three months ended March 31, 2026 and 2025, respectively. For the three months

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ended March 31, 2026 and 2025, impairments of $0.3 million and none, respectively, were recognized relating to intangible assets.
Amortization expense related to intangible assets as of March 31, 2026 is expected to be as follows:

(Amounts in thousands)	Total
2026 (remaining)	$6,801
2027	6,290
2028	2,944
2029	113
Total	$16,148

8. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following:

	As of March 31,	As of December 31,
(Amounts in thousands)	2026	2025
Prepaid expenses	$13,759	$11,786
Tax receivables	6,638	6,242
Security deposits	8,859	8,763
Prefunded loans in escrow	4,044	352
Total prepaid expenses and other assets	$33,300	$27,143
The December 31, 2025 amounts presented above have been reclassified to conform to the current-period presentation. Prepaid expenses and other assets associated with the Birmingham Bank disposal group are not included in the table above and are instead presented within assets of discontinued operations. See Note 3 for further details.
The prefunded loans in escrow consist of loans that were funded in the current period but closed in the subsequent period. Due to the timing of the closing of these loans, they are not mortgage loans held for sale in the current period.
9. Customer Deposits
Customer Deposits—The Company offers individual savings accounts and other depository products with differing maturities and interest rates through its U.K. banking operations. As of March 31, 2026 and December 31, 2025, customer deposits are included within liabilities of discontinued operations on the condensed consolidated balance sheets as they relate to the Birmingham Bank disposal group (see Note 3). The balance of customer deposits as of March 31, 2026 and December 31, 2025 was $755.1 million and $763.0 million, respectively.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present average balances and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended March 31,
	2026		2025
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$144,577	3.54%	$45,456	3.71%
Term	597,515	4.35%	160,481	4.72%
Savings	25,242	2.70%	516	1.53%
Total deposits	$767,334	3.53%	$206,453	3.32%

The following table presents maturities of customer deposits:

(Amounts in thousands)	As of March 31, 2026
Demand deposits	$163,610
Maturing In:
2026	106,570
2027	192,105
2028	152,587
2029	39,421
2030	99,176
Thereafter	1,616
Total	$755,085
Interest expense on deposits is recorded in interest expense in the condensed consolidated statements of operations and comprehensive loss for the periods indicated as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Notice	$1,708	$482
Term	6,883	1,619
Savings	15	—
Total Interest Expense	$8,606	$2,101
Deposits are for U.K. banking clients and are protected up to £120 thousand ($158.6 thousand) per eligible person by the Financial Services Compensation Scheme in the U.K. of the total customer deposits as of March 31, 2026, $193.2 million were over the applicable protected amount.
10. Senior Notes
Convertible Notes—As a result of the April 2025 Note Exchange (see below), all Convertible Notes were extinguished. Accordingly, there was no outstanding balance as of March 31, 2026 or December 31, 2025, and no interest expense was recognized for three months ended March 31, 2026. For the three months ended March 31, 2025, the Company recorded a total of $1.7 million of interest expense related to the Convertible Note and relates to the period prior to the exchange. Interest expense from the Convertible Notes is included in interest expense within the condensed consolidated statements of operations and comprehensive loss.
Note Exchange Agreement and Troubled Debt Restructuring—On April 12, 2025, the Company entered into a privately negotiated Exchange Agreement (the “Note Exchange Agreement”) with SB Northstar LP (the “Investor”), a related party, pursuant to which the Company and the Investor agreed to exchange (the “Exchange”) all of the $532.5

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
million total aggregate principal amount outstanding of the Company’s existing 1.00% Convertible Notes due 2028 (the “Existing Notes”) held by the Investor for (i) $155.0 million in aggregate principal amount of new 6.00% Senior Secured Notes due 2028 (the “Senior Notes”), and (ii) a cash payment of $110.0 million (the “Cash Payment”). The Company will not receive any cash proceeds in connection with the Exchange. The Exchange was subsequently consummated on April 28, 2025 (the “Closing Date”), upon which the Company received and cancelled all Existing Notes and the Investor forfeited any accrued and unpaid interest in respect of the Existing Notes to, but not including, the Closing Date.
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
The Exchange was accounted for as a TDR under ASC 470-60. On the Closing Date, the principal amount was $532.5 million with a discount of $11.0 million for a net carrying value of $521.4 million. The Company made a cash payment on the Closing Date of $110.0 million and recognized the Senior Notes at a carrying value of $200.4 million. The gain on troubled debt restructuring of $210.0 million was recognized through equity as the Investor is considered a related party. The Company also accrued for $1.0 million of expenses related to the TDR which reduced the gain recognized through equity.
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
Senior Notes—On the Closing Date, the Company entered into an indenture (the “Senior Notes Indenture”) with GLAS Trust Company LLC, as trustee and notes collateral agent (the “Trustee”). As of both March 31, 2026 and December 31, 2025, the carrying amount of the Senior Notes was $198.8 million on the condensed consolidated balance sheets. Cash interest payments are applied as reductions to the carrying amount of the Senior Notes in accordance with TDR accounting. For the period July 18, 2025 through March 31, 2026, the Company has elected to pay interest in kind on the Senior Notes.
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
Interest on the Senior Notes is payable, at the Company’s election, in cash or by payment-in-kind payment by issuing additional notes in an aggregate principal amount equal to the relevant amount of interest paid in kind. The Senior Notes will accrue interest at a rate of 6.00% per annum, payable semi-annually in arrears on June 30 and December 31 of each year, beginning on June 30, 2025. The Senior Notes will mature on December 31, 2028.
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

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
TheNumber—The Company originally entered into a data analytics services agreement in August 2016 with TheNumber, LLC (“TheNumber”), an entity affiliated with both Vishal Garg, the Chief Executive Officer of the Company, and 1/0 Real Estate, which is also affiliated with Vishal Garg.
In September 2021, the Company and TheNumber entered into a technology integration and license agreement. The listed services provided by TheNumber are lead generation, market rate analysis, lead growth analysis, property listing analysis, automated valuation models, and financial risk analysis. Both parties agreed to jointly develop all aspects of this program, and the agreement provides for the utilization of TheNumber employees by the Company. In March 2026, the agreement was extended through April 2026. The services provided by TheNumber are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with these agreements, the Company paid expenses of $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss and had a payable of none and $0.1 million amount as of March 31, 2026 and December 31, 2025, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets.
Notable—In previous years, the Company or subsidiaries of the Company, entered into several agreements (herein referred to as the “Notable Agreements”) with Notable Finance LLC (“Notable”), an entity in which Vishal Garg and 1/0 Real Estate, collectively hold a majority ownership interest. The Notable Agreements included products such as a consumer lending program, a non-revolving personal line of credit, and other financial products which were offered to borrowers of the Company. The Notable Agreements also included the ability for the Company to purchase up to $20.0 million of unsecured home improvement loans underwritten and originated by Notable for the Company’s customers.
During 2024, the Company decided to cease offering the products and services provided via the Notable Agreements. As of March 31, 2026 and December 31, 2025, the Company had $2.2 million and $2.5 million of unsecured home improvement loans purchased from Notable, which are included within mortgage loans held for sale, at fair value on the condensed consolidated balance sheets. Notable will continue to provide servicing for the loans purchased from Notable that remain on the Company’s condensed consolidated balance sheet.
Other Related Party Services—The Company has relationships with 1/0 Capital LLC and Zethos Inc (doing business as “True Work”), companies affiliated with Vishal Garg, the Chief Executive Officer, which provide services to the Company varying from data analytics to information technology support services. For both the three months ended March 31, 2026 and 2025, the Company recorded an immaterial amount, in relation to these services, which are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2026 and December 31, 2025, the Company included a payable of none and an immaterial amount, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets.
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

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As part of the disputes and other similar types of legal matters, the Company included an estimated liability of $6.6 million and $6.7 million, as of March 31, 2026 and December 31, 2025, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. During the three months ended March 31, 2026, the changes in liability included settlements of $0.2 million as well as additional accruals of $0.1 million related to certain other employment matters, which were included within general and administrative expense on the consolidated statement of operations and comprehensive loss. No additional expense was accrued for the three months ended March 31, 2025.
Regulatory Matters—In the third quarter of 2021, following third-party audits of samples of loans produced during the fiscal years 2018, 2019, and 2021, the Company became aware of certain TILA-RESPA Integrated Disclosure (“TRID”) defects in the loan production process that resulted in the final closing costs disclosed in the closing disclosure, in some instances, being greater than those disclosed in the loan estimate. Some of these defects were outside applicable tolerances under the TRID rule, which resulted in potential overcharges to consumers. As of March 31, 2026 and December 31, 2025, the Company included an estimated liability of $5.2 million and $5.1 million, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets. During the three months ended March 31, 2026, the Company recorded an additional accrual for these potential TRID defects of $0.1 million, which is included within loan origination expense in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2026, the Company recorded no relief of the liability due to payments to customers.
For the three months ended March 31, 2025, the Company recorded a reduction in the liability for these potential TRID defects of $0.9 million and is included within loan origination expense in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2025, the Company had relief of the liability due to payments to customers in the amount of $0.1 million. This accrual is the Company’s best estimate of potential exposure on the larger population of loans based on the results obtained by the audited sample. The accrued amounts are for estimated refunds potentially due to consumers for TRID tolerance errors for loans produced with the identified defects. The Company is continuing to remediate TRID tolerance defects as necessary.
Concentrations—See below for areas considered to be concentrations of credit risk for the Company:
Significant loan purchasers are those which represent more than 10% of the Company’s loan volume. During the three months ended March 31, 2026, the Company had five loan purchasers that accounted for 19%, 15%,13%, 10% and 10% of loans sold by the Company. During the three months ended March 31, 2025, the Company had three loan purchasers that accounted for 33%, 15%, and 14% of loans sold by the Company.
Concentrations of credit risk associated with the LHFS carried at fair value are limited due to the large number of borrowers and their dispersion across many geographic areas throughout the United States. As of March 31, 2026, the company originated 13% of its LHFS secured by properties in California. As of December 31, 2025, the Company originated 12% of its LHFS secured by properties in California.
The Company maintains cash and cash equivalent balances at various financial institutions. Cash accounts at each bank are insured by the Federal Deposit Insurance Corporation for amounts up to $0.25 million. As of March 31, 2026 and December 31, 2025, the majority of the Company’s cash and cash equivalent balances are in excess of the insured limits at various financial institutions.
Escrow Payable and Other Customer Accounts—In accordance with its lender obligations, the Company maintains a separate escrow bank account to hold borrower funds pending future disbursement. The Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
mortgage loans held for sale. The Company also administers customer deposits in relation to other non-mortgage products and services that the Company offers. These funds are shown as restricted cash and there is a corresponding escrow payable on the consolidated balance sheet, as they are being held on behalf of the borrower or customer. The balance in these accounts as of March 31, 2026 and December 31, 2025, was $0.7 million and $0.2 million, respectively, and are included within escrow payable and other customer accounts on the condensed consolidated balance sheets.
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
For all counterparties with open positions as of March 31, 2026, in the event that the Company does not deliver into the forward-delivery commitments, they can be settled on a net basis. Net settlements entail paying or receiving cash based upon the change in market value of the existing instrument.
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
Loan Repurchase Reserve—The Company sells loans to loan purchasers without recourse. As such, the loan purchasers have assumed the risk of loss or default by the borrower. However, the Company is usually required by these loan purchasers to make certain standard representations and warranties relating to the loan for up to three years post sale. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify these loan purchasers for losses. In addition, if loans pay-off within a specified time frame the Company may be required to refund a portion of the sales proceeds to the loan purchasers. The Company repurchased $4.1 million (16 loans) and $2.0 million (6 loans) in unpaid principal balance of loans during the three months ended March 31, 2026 and 2025, respectively, related to its loan repurchase obligations. The Company’s loan repurchase reserve is included within other liabilities on the condensed consolidated balance sheets. The

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
provision for/(recovery of) the loan repurchase reserve is included within gain on loans, net on the consolidated statements of operations and comprehensive loss. The following presents the activity of the Company’s loan repurchase reserve:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Loan repurchase reserve at beginning of period	$4,268	$7,523
Provision/(recovery)	638	(2,127)
Charge-offs	(1,057)	(351)
Loan repurchase reserve at end of period	$3,849	$5,045
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
14. Net Loss Per Share
The computation of net loss per share and weighted average shares of the Company's common stock outstanding during the periods presented is as follows:

(Amounts in thousands, except for share and per share amounts)	Three Months Ended March 31,
	2026	2025
Basic net loss per share:
Net loss from continuing operations	$(49,350)	$(45,972)
Net loss from discontinued operations	(20,961)	(4,585)
Net loss	$(70,311)	$(50,557)
Shares used in computation:
Weighted average common shares outstanding	16,410,119	15,166,729
Diluted weighted-average common shares outstanding	16,410,119	15,166,729
Loss per share attributable to common stockholders, basic and diluted:
Net loss from continuing operations	$(3.01)	$(3.03)
Net loss from discontinued operations	$(1.28)	$(0.30)
Net loss	$(4.29)	$(3.33)

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

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated as including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
RSUs and Options to purchase common stock (1)	2,982	1,442
Public Warrants (1)(2)	6,075	6,075
Private Warrants (1)(2)	3,733	3,733
Sponsor locked-up shares (1)	14	14
Total	12,804	11,264
__________________
(1)Securities have an antidilutive effect under the treasury stock method.
(2)Public and Private Warrants (as defined below) are unadjusted by the Reverse Stock Split as a holder must exercise 50 warrants to receive one share of common stock.

15. Fair Value Measurements
The Company’s financial instruments measured at fair value on a recurring basis are summarized below. As of March 31, 2026, certain derivative instruments, including interest rate swaps associated with the Birmingham Bank disposal group, have been reclassified to assets and liabilities of discontinued operations, see Note 3. The December 31, 2025 amounts presented below have been reclassified to conform to the current-period presentation.

	March 31, 2026
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$563,036	$—	$563,036
Derivative assets, at fair value (1)	—	2,008	4,009	6,017
Total Assets	$—	$565,044	$4,009	$569,053

Derivative liabilities, at fair value (1)	$—	$—	$329	$329
Warrants and equity related liabilities, at fair value (2)	1,761	1,479	—	3,240
Total Liabilities	$1,761	$1,479	$329	$3,569

	December 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$466,681	$—	$466,681
Derivative assets, at fair value (1)	—	—	4,210	4,210
Total Assets	$—	$466,681	$4,210	$470,891

Derivative liabilities, at fair value (1)	$—	$554	$250	$804
Warrants and equity related liabilities, at fair value (2)	668	808	—	1,476
Total Liabilities	$668	$1,362	$250	$2,280
__________________
(1)As of March 31, 2026, derivative assets represent both IRLCs and forward sale commitments, and liabilities represent IRLCs. As of December 31, 2025, derivative assets represent IRLCs, and liabilities represent forward sale commitments, IRLCs and interest rate swaps.
(2)Fair value is derived from methodologies such as the Black-Sholes-Merton model and the Finnerty model where the Company’s underlying stock price is a significant input among other assumptions and inputs.
Specific valuation techniques and inputs used in determining the fair value of each significant class of assets and liabilities are as follows:
Mortgage Loans Held for Sale—The Company originates certain LHFS to be sold to loan purchasers and elected to carry these loans at fair value. The fair value is primarily based on the price obtained for other mortgage loans with similar

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
characteristics. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and receipt of principal payments associated with the relevant LHFS.
Derivative Assets and Liabilities—The Company uses derivatives to manage various financial risks. The fair values of derivative instruments are determined based on quoted prices for similar assets and liabilities, dealer quotes, and internal pricing models that are primarily sensitive to market observable data. The Company uses other derivative financial instruments, primarily TBA purchase and sale commitments, to manage exposure to interest rate risk and changes in the fair value of the Pipeline. These derivatives are recorded at fair value based on pricing of similar instruments in the secondary market. The changes in value of all derivative financial instruments related to the Pipeline are recorded as Gain on sale of loans, net on the condensed consolidated statements of operations and comprehensive loss. The Company utilizes IRLCs and forward sale commitments. The fair value of IRLCs, which are related to mortgage loan commitments, is based on quoted market prices, adjusted by the pull-through factor, and includes the value attributable to the net servicing fee. The Company evaluated the significance and unobservable nature of the pull-through factor and determined that the classification of IRLCs should be Level 3 as of March 31, 2026 and December 31, 2025. Significant changes in the pull-through factor of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The value of IRLCs also rises and falls with changes in interest rates; for example, entering into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, will decrease the value of IRLC. The Company had purchases/issuances of approximately $13.6 million and $8.0 million of IRLCs during the three months ended March 31, 2026 and 2025, respectively.
The number of days from the date of the IRLC to expiration of the rate lock commitment outstanding as of March 31, 2026 was approximately 43 days on average. The Company attempts to match the maturity date of the IRLCs with the forward commitments. Derivatives are presented in the condensed consolidated balance sheets under derivative assets, at fair value and derivative liabilities, at fair value. During the three months ended March 31, 2026, the Company recognized $0.3 million of losses and $3.3 million of gains related to changes in fair value of IRLCs and forward sale commitments, respectively. During the three months ended March 31, 2025, the Company recognized $2.6 million of gains and $2.5 million of losses related to changes in the fair value of IRLCs and forward sale commitments, respectively. Gains and losses related to changes in the fair value of IRLCs and forward sale commitments are included in gain on loans, net within the condensed consolidated statements of operations and comprehensive loss. Unrealized activity related to changes in the fair value of forward sale commitments were $5.1 million of gains and $2.6 million of losses, included in the $3.3 million and $2.5 million of losses, during the three months ended March 31, 2026 and 2025, respectively. The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows:

(Amounts in thousands)	Notional Value	Derivative Asset	Derivative Liability
Balance as of March 31, 2026
Derivatives not designated as hedging instruments:
IRLCs	$244,504	$4,009	$329
Forward commitments	$242,000	2,008	—
Total		$6,017	$329

Balance as of December 31, 2025
Derivatives not designated as hedging instruments:
IRLCs	$271,373	$4,210	$250
Forward commitments	$286,000	—	554
		$4,210	$804
Derivatives designated as hedging instruments:
Interest rate swaps	$268,768	$—	$1,627
Total		$4,210	$2,431
Derivatives Designated as Hedging Instruments—Prior to classification as held for sale, the Company designated interest rate swap contracts as fair value hedges that qualified for hedge accounting. The fair value of interest rate swaps are based on broker quotes. As of March 31, 2026, these interest rate swaps are included within liabilities held for sale as part of the Birmingham Bank disposal group (see Note 3). We elected to account for the fair value hedges using the

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
portfolio layer method. We previously recorded the interest rate swaps in the line item "Derivative liabilities, at fair value" on our condensed consolidated balance sheet. For qualifying fair value hedges, both the changes in the fair value of the derivative and the portion of the fair value adjustments associated with the portfolio layer attributable to the hedged risk are recognized into earnings as they occur. Derivative amounts impacting earnings are recognized consistent with the classification of the hedged item in the line item "Loans Held for Investment " as part of interest income, a component of consolidated net loss.
In the fiscal year ended December 31, 2025, fair value hedging transactions were executed in which approximately $269 million notional pay-fixed interest rate swaps were consummated with maturities of approximately five years, wherein the Company pays a weighted average fixed rate of approximately 3.7% and receives daily interest based on the Sterling Overnight Index Average (“SONIA”).
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
Private and Public Warrants—As of March 31, 2026 and December 31, 2025, the Company had a total of $2.9 million and $1.2 million of Private Warrants and Public Warrants, respectively, included as warrant and equity related liabilities within the condensed consolidated balance sheets. The change in fair value of Warrants for the three months ended March 31, 2026 and 2025, was a loss of $1.7 million and a gain of $0.2 million, respectively, and is included in other expenses within the condensed consolidated statements of operations and comprehensive loss.
Framework Warrant (2026)— During the three months ended March 31, 2026, the Company issued a warrant (the “2026 Warrant”) in connection with a private placement transaction, which provided the holder the right to purchase up to 211,312 shares of the Company’s Class A common stock. The warrant was fully exercised during the period, resulting in the issuance of 211,312 shares of Class A common stock to the holder and receipt by the Company of aggregate cash proceeds of approximately $5.7 million. The shares issued upon exercise were recorded within common stock and additional paid-in capital. The Company recognized a loss of $4.4 million related to the 2026 Warrant, including changes in fair value prior to exercise, and is included within other expenses in the condensed consolidated statements of operations and comprehensive loss. No amounts related to the 2026 Warrant remained outstanding as of March 31, 2026.
Sponsor Locked-up Shares—As of both March 31, 2026 and December 31, 2025, the Company had a total of $0.3 million of Sponsor Locked-up Share liabilities, which are included within warrant and equity liabilities in the condensed consolidated balance sheets. The change in fair value of Sponsor Locked-up Shares for both the three months ended March 31, 2026 and 2025 was an immaterial loss and was included in other expenses within the condensed consolidated statements of operations and comprehensive loss.
Counterparty agreements for forward sale commitments contain master netting agreements, which contain a legal right to offset amounts due to and from the same counterparty and can be settled on a net basis.
As of March 31, 2026 and December 31, 2025, Level 3 instruments include IRLCs. The following table presents the rollforward of Level 3 IRLCs:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Balance at beginning of period	$3,961	$1,222
Change in fair value of IRLCs	(281)	2,626
Balance at end of period	$3,680	$3,848

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below presents gross amounts of recognized assets and liabilities subject to master netting agreements.

(Amounts in thousands)	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Net Amounts Presented in the Consolidated Balance Sheet	Exposure under margining arrangements	Net Exposure Under Margining Arrangements
Offsetting of Forward Commitments - Assets
Balance as of:
March 31, 2026:	$2,146	$(138)	$2,008	$(5,125)	$(3,117)
December 31, 2025:	$—	$—	$—	$—	$—
Offsetting of Forward Commitments - Liabilities
Balance as of:
March 31, 2026:	$—	$—	$—	$—	$—
December 31, 2025:	$46	$(600)	$(554)	$517	$(37)
Significant Unobservable Inputs—The following table presents quantitative information about the significant unobservable inputs used in the recurring fair value measurements of assets categorized within Level 3 of the fair value hierarchy:

	March 31, 2026		December 31, 2025
(Amounts in dollars, except percentages)	Range	Weighted Average	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.00% - 99.76%	69.1%	0.03% - 99.60%	69.2%
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

		March 31, 2026		December 31, 2025
(Amounts in thousands)	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term investments	Level 1	$103,616	$103,640	$103,607	$103,849
Loans held for investment	Level 3	$730,936	$747,475	$725,584	$745,367
Senior Notes	Level 3	$198,802	$136,375	$198,802	$135,916
In determining the fair value of the Senior Notes and loans held for investment, management uses factors that are material to the valuation process, including but not limited to, risks, prospects, and economic and market conditions, among other factors. As a number of assumptions and estimates were involved that are largely unobservable, Senior Notes and loans held for investment are classified as Level 3 inputs within the fair value hierarchy.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
16. Income Taxes
On a consolidated basis, the Company recorded total income tax benefit of $1.6 million and income tax expense of $0.1 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including the ability to accurately project the Company’s pre-tax income or loss for the year and the mix of earnings among various tax jurisdictions. The year-to-date effective tax rate, after discrete items, of 2.18% for the three months ended March 31, 2026, changed from (0.28)% for the three months ended March 31, 2025. The income tax benefit for the three months ended March 31, 2026 was primarily attributable to discrete items related to release of uncertain tax positions upon expiration of the applicable statutes of limitations and from pre‑tax income projections in certain foreign jurisdictions where the Company files standalone returns.
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred income tax assets. The Company is in a three-year cumulative loss position as of March 31, 2026. Further, due to losses being estimated in the future, management continues to believe it is more likely than not that the benefit of the deferred income tax assets will not be realized. In recognition of this risk, the Company continues to provide a full valuation allowance on deferred income tax assets.

17. Segment Reporting
The Company’s reportable segments are strategic business units that offer different products and services. During the first quarter of 2026, the Company determined that its Banking segment met the criteria for classification as discontinued operations (see Note 3). As a result, the Company has one reportable segment, Home Finance, for the periods presented.
The Home Finance segment provides home ownership services, including purchase mortgages, refinance mortgages, home equity lines of credit, and mortgage-related services such as real estate and insurance services.
The Company’s CODM evaluates performance and allocates resources based on consolidated results. Prior period segment information has been recast to conform to the current presentation.
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
At-the-Market Offering Program—The Company has an at-the-market equity offering program (the “ATM Program”) under which it may sell shares of its Class A common stock from time to time. The ATM Program was established in September 2025. Additional details are included in the Company’s prior filings.
During the three months ended March 31, 2026, the Company sold 328,030 shares of Class A common stock under the ATM Program for total gross proceeds of $11.9 million. The Company incurred commissions and other offering expenses of $0.2 million. As of March 31, 2026, approximately $33.3 million remained available for issuance under the ATM Program. Subsequent to March 31, 2026 and through May 11, 2026, the Company did not sell any shares of Class A common stock under the ATM Program. As of May 11, 2026, approximately $33.3 million remained available for issuance under the ATM Program.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
19. Stock-Based Compensation
Stock-Based Compensation Expense—Stock-based compensation expense is included within compensation and benefits in the condensed consolidated statements of operations and comprehensive loss. The Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Stock-based compensation expense	$23,795	$4,033

Stock-based compensation expense excludes $1.0 million and $0.4 million of stock-based compensation expense for the three months ended March 31, 2026 and 2025, which was capitalized (see Note 7).

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
The Company is required to meet certain minimum net worth, minimum capital ratio and minimum liquidity requirements, including those established by HUD, FMCC and FNMA. As of March 31, 2026, the Company was in compliance with all necessary requirements.
Additionally, the Company may be subject to other financial requirements established by government-sponsored enterprises (“GSEs”), which include a limit for a decline in net worth and quarterly profitability requirements. The Company remains in compliance with all applicable obligations as of March 31, 2026.
21. Subsequent Events
The Company evaluated subsequent events from the date of the condensed consolidated balance sheets of March 31, 2026, and has determined that, there have been no subsequent events that require recognition or disclosure in the condensed consolidated financial statements, except as described in Note 5 and as follows:
On April 9, 2026, the Company consummated an underwritten public offering of 2,156,250 shares of its Class A common stock at a public offering price of $32.00 per share. The Company received aggregate net proceeds of approximately $66.1 million from the offering before expenses.

******

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Better Home & Finance Holding Company’s (together with its consolidated subsidiaries, the “Company,” “we” “our” or “us”) financial condition and results of operations should be read together with our audited consolidated financial statements as of December 31, 2025 and for the years ended December 31, 2025 and 2024, in each case, together with related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), and our condensed consolidated financial statements and related notes as of and for the quarterly period ended March 31, 2026, included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).
Company Overview
We are an AI-native home finance company on a mission to make homeownership cheaper, faster, and more accessible for all Americans. Our services offer consumers a seamless experience that eliminates friction and complexity across every stage of homeownership including purchase, refinance, home equity, and sale.
Founded in 2015, we built our business with an AI-first mindset that remains at the core of everything we do. Our proprietary platform, Tinman®, is trained on $110B in origination volume and grew its share of volume by 38% from 2024 to 2025. The platform automates the most time-consuming parts of the mortgage process and enables faster decisions to create a better experience for consumers navigating the biggest financial decision of their life.
The home is among the world’s largest and most tangible asset classes. While other industries have undergone end-to-end digital transformations, the homeownership journey remains mired in legacy inefficiencies. High transaction costs, regulatory complexity, and a sprawling intermediary stack come at the expense of consumers and limit digital adoption across the industry. We believe the homeownership experience is broken, and we're fixing it.
Designed to scale across products, channels, and market conditions, Tinman is not just the engine behind Better; it is how we are modernizing the broader mortgage industry. Through Tinman, we partner with lenders, banks, and financial institutions to bring AI-driven efficiency and savings to their own customers, helping transform an industry long overdue for change.
Business Environment
The mortgage industry continues to be influenced by a dynamic macroeconomic and geopolitical environment. In the first quarter of 2026, the U.S. Federal Reserve maintained the federal funds rate within a target range of approximately 3.50% to 3.75%. This sustained restrictive monetary policy stance, implemented to address inflation above the Federal Reserve’s long-term 2% target, has contributed to mortgage rates remaining elevated relative to recent historical levels, limiting refinance activity and moderating overall borrower demand, particularly in rate-sensitive segments.
In addition, geopolitical uncertainty, including the ongoing conflict in the Middle East, has contributed to volatility in financial markets, impacting U.S. Treasury yields, inflation expectations, and mortgage rate movements. These factors, combined with affordability constraints driven by rising home prices and borrowing costs, have created a more challenging operating environment for mortgage originators. At the same time, lenders with diversified product offerings across purchase and non-mortgage products, such as home equity, are better positioned to capture baseline purchase activity and benefit from the counter-cyclical demand for home equity products that typically increases in higher-rate environments.
Recent Developments
As previously announced, the Company determined to dispose of Birmingham Bank, which represents the Company’s reportable banking segment. The sale process is underway and is expected to conclude during 2026; and, therefore, the assets related to this business have been classified as held for sale. The timing and ultimate outcome of the sale of Birmingham Bank remains subject to market conditions and required regulatory approvals. The results of operations, financial condition, and cash flows for Birmingham Bank are presented herein as discontinued operations. Except where noted, any tables, percentages or metrics included within this filing exclude the results of Birmingham Bank.

Our Business Model
We generate revenue through the production and sale of loans and other product offerings through our platform. The revenue and mix of revenue as a percentage of total revenue attributable to our sale of loan production (Gain on loans, net) and Better Plus (Other revenue) and net interest income for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026		2025
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages
Gain on loans, net	$44,801	95%	$24,576	78%
Other revenue	1,142	2%	3,650	12%
Net interest income	1,554	3%	3,102	10%
Total net revenues	$47,497		$31,328
Home Finance—Gain on loans, net
We produce a wide selection of mortgage loans and leverage our platform to quickly sell these loans and related mortgage servicing rights (“MSRs”) to our loan purchaser network. Historically, the Company utilized three primary channels for customer acquisition; however, our current operations have been streamlined to focus on two key sourcing channels: our D2C channel and our Platform channel. Through these channels, we generate gain on loans, net by selling loans and MSRs to our loan purchaser network, recognizing revenue per loan. Through our Platform channel, we generate revenue from various partnerships with mortgage originators and technology companies, as well as our in-market loan officer teams, which ramped over the course of 2025. These partnerships come in different structures. For some, we access our partners’ customer base and originate loans on our platform and in other arrangements, the partner originates the loan and we provide the technology, underwriting, and fulfillment.
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
International Lending Revenue—Other revenue
International lending revenue consists of revenue from our international lending activities, primarily in the U.K., which has expanded via acquisitions in prior years. International lending activities primarily include broker fees earned via our digital mortgage broker in the U.K. During 2024, management enacted a plan to sell several entities in the U.K. One of those sales was completed in Q3 2025, with the remaining expected to be completed in 2026. As such, the revenue from our non-core international operations is winding down.
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

Key measures that we use in assessing our business include the following ($ in millions, except percentage data or as otherwise noted):

	Three Months Ended March 31,
Key Business Metric	2026	2025
Home Finance
Refinance Loan Volume	$854	$133
Purchase Loan Volume	588	578
HELOC Volume	203	157
Funded Loan Volume	$1,645	$868

D2C Loan Volume	$824	$614
B2B Loan Volume	—	91
Platform Loan Volume	821	163
Funded Loan Volume	$1,645	$868

Total Loans (number of loans, not millions)	5,018	2,975
Average Loan Amount ($ value, not millions)	$327,723	$291,909
Gain on Sale Margin	2.72%	2.83%
Total Market Share	0.3%	0.2%

Better Plus
Better Real Estate Transaction Volume	$33	$70
Insurance Coverage Written	$1,305	$996
Home Finance
Refinance Loan Volume represents the aggregate dollar amount of refinance loans funded in a given period based on the principal amount of the loan at refinancing date.
Purchase Loan Volume represents the aggregate dollar amount of purchase loans funded in a given period based on the principal amount of the loan at purchase date.
HELOC Loan Volume represents the aggregate dollar amount of HELOC and closed-end lien loans funded in a given period based on the principal amount of the loan at funding.
Funded Loan Volume represents the aggregate dollar amount of all loans funded in a given period based on the principal amount of the loan at funding.
D2C Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated from direct interactions with customers using all marketing channels other than our partner relationships and our Tinman® AI Platform channel.
B2B Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated through our B2B partner relationship with Ally. This channel was discontinued upon the wind-down of the relationship with Ally Financial Inc. (“Ally”); the Company has not reported B2B Loan Volume since Q4 2025.
Platform Loan Volume represents the aggregate dollar amount of loans funded in a given period based on the principal amount of the loan at funding that have been generated through one of our distributed retail channels.
Total Loans represents the total number of loans funded in a given period, including purchase loans, refinance loans and HELOC loans and closed-end second lien loans.

Average Loan Amount represents Funded Loan Volume divided by Total Loans in a period.
Gain on Sale Margin represents gain on loans, net, as presented on our condensed consolidated statements of operations and comprehensive loss, divided by Funded Loan Volume.
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
Home Finance (Gain on Loans, Net)
Gain on loans, net, includes revenue generated from our mortgage production process. The components of Gain on loans, net, are as follows:
i.Gain on sale of loans, net–This represents the premium we receive in excess of the loan principal amount and certain fees charged by loan purchasers upon sale of loans into the secondary market. Gain on sale of loans, net includes unrealized changes in the fair value of LHFS, which are recognized on a loan-by-loan basis as part of current period earnings until the loan is sold on the secondary market. The fair value of LHFS is measured based on observable market data. This also includes activity for loans originated on behalf of the integrated partnership that are subsequently purchased by us as well the portion of the sale proceeds to be received by the integrated partner. The portion of the sale proceeds that is to be allocated to the integrated partner is accrued as a reduction of gain on sale of loans, net when the loan is initially purchased by us from the integrated relationship partner.
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
For international lending revenue, we generate revenue primarily from broker fees earned via our digital mortgage broker in the U.K. During 2024, management enacted a plan to sell several entities in the U.K. One of those sales was completed in Q3 2025, with an additional sale completed in Q1 2026, and any remaining dispositions are expected to be completed during 2026. As such, the revenue from our non-core international operations is winding down. We do not expect to generate material revenue from these non-core international operations in future periods.
Net Interest Income
Net interest income from continuing operations includes interest income from LHFS, including HELOCs, calculated based on the note rate of the respective loan. Interest expense from continuing operations primarily includes interest expense on warehouse lines of credit and corporate debt.
Components of Our Expenses
Our expenses consist of compensation and benefits, general and administrative, technology expenses, marketing and advertising expenses, loan origination expenses, depreciation and amortization, and other expenses.
Compensation and Benefits Expenses
Compensation and benefits expenses includes salaries, wages, and incentive pay as well as stock-based compensation, employee health benefits, 401(k) plan benefits, and social security and unemployment taxes. Stock-based compensation includes expenses associated with restricted stock unit grants, performance stock unit grants, and stock option grants under our stock plans. We recognize compensation expense for the stock-based payments based on the fair value of the awards on the grant date. The expense is recorded on a straight-line basis over the requisite service period. Compensation and benefits excludes amounts capitalized for internally-developed software.
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
Other Expenses
Other expenses relate to other non-mortgage homeownership activities, including settlement service expenses, lead generation expenses, expenses incurred in relation to our international lending activities, restructuring and impairment expenses, gains and losses from equity related liabilities, and gains and losses related to disposals of held-for-sale assets. Settlement service expenses consist of fees for transactional services performed by third-party providers for borrowers while lead generation expenses consist of fees for services related to real estate agents. Other expenses are expensed as incurred.

Results of Operations-Continuing Operations
The following table sets forth selected financial data of the Company’s continuing operations for each of the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2026	2025
Revenues:
Gain on loans, net	$44,801	$24,576
Other revenue	1,142	3,650
Net interest income
Interest income	7,284	7,595
Interest expense	(5,730)	(4,493)
Net interest income	1,554	3,102
Total net revenues	47,497	31,328
Expenses:
Compensation and benefits	55,736	43,892
General and administrative	8,948	10,777
Technology	8,361	6,649
Marketing and advertising	9,217	8,679
Loan origination expense	7,733	2,503
Depreciation and amortization	2,997	3,773
Other expenses	5,421	882
Total expenses	98,413	77,155
Loss before income tax expense	(50,916)	(45,827)
Income tax (benefit)/expense	(1,566)	145
Net loss	$(49,350)	$(45,972)
Earnings (loss) per share attributable to common stockholders (Basic)	$(3.01)	$(3.03)
Earnings (loss) per share attributable to common stockholders (Diluted)	$(3.01)	$(3.03)

Three Months Ended March 31, 2026 as Compared to Three Months Ended March 31, 2025
Revenues
The components of our revenues for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Revenues:
Gain on loans, net	$44,801	$24,576
Other revenue	1,142	3,650
Net interest income
Interest income	7,284	7,595
Interest expense	(5,730)	(4,493)
Net interest income	1,554	3,102
Total net revenues	$47,497	$31,328
Gain on loans, net
The components of our gain on loans, net for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Gain on sale of loans, net	$44,064	$21,278
Broker revenue	1,375	1,171
Loan repurchase reserve (provision) recovery	(638)	2,127
Total gain on loans, net	$44,801	$24,576
Gain on sale of loans, net increased $22.8 million or 107% to $44.1 million for the three months ended March 31, 2026 compared to $21.3 million for the three months ended March 31, 2025. The increase in gain on sale of loans, net was largely driven by the increase of Funded Loan Volume, which was driven by increases in refinance and home equity products.
Broker revenue increased $0.2 million, or 17% to $1.4 million for the three months ended March 31, 2026, compared to $1.2 million for the three months ended March 31, 2025. The increase in broker revenue was primarily driven by broker revenue earned for originating loans for third-parties through in-market originations operations.
Loan repurchase reserve recovery decreased $2.8 million or 130%, to a provision of $0.6 million for the three months ended March 31, 2026, compared to a recovery of $2.1 million for the three months ended March 31, 2025. The prior-year recovery was driven by declining estimated loss exposure associated with historical origination vintages, while the current-year provision reflects updated estimates of expected losses and loan-specific activity during the period.

Other Revenue
The components of other revenue for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
International lending revenue	$47	$1,538
Insurance services	578	673
Real estate services	170	947
Other revenue	347	492
Total other revenue	$1,142	$3,650
International lending revenue decreased $1.5 million, or 96.9% to an immaterial amount for the three months ended March 31, 2026 compared to $1.5 million for the three months ended March 31, 2025. The decrease in international lending revenue was primarily driven by the sale of the Trussle disposal group in the third quarter of 2025.
Insurance services decreased $0.1 million, or 14.1% to $0.6 million for the three months ended March 31, 2026 compared to $0.7 million for the three months ended March 31, 2025. The decrease in insurance services revenue was primarily driven by the sale of the Trussle disposal group in the third quarter of 2025 offset slightly by an increase in insurance related revenue from our Better Cover business.
Real estate services decreased $0.7 million, or 77% to $0.2 million for the three months ended March 31, 2026 compared to $0.9 million the three months ended March 31, 2025 due to a decrease in real estate transaction volume driven by the conclusion of the integrated relationship partnership with Ally and its use as a source of referrals for real estate services.
Other revenue decreased by $0.2 million, or 31.5% to $0.3 million for the three months ended March 31, 2026 compared to $0.5 million for the three months ended March 31, 2025. The decrease in other revenue was primarily driven by lower ancillary revenue activities.
Net Interest Income
The components of our net interest income for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Mortgage interest income	$6,941	$6,437
Interest income from investments	343	1,158
Warehouse interest expense	(5,730)	(2,788)
Other interest expense	—	(1,705)
Total net interest income	$1,554	$3,102
Mortgage interest income increased $0.5 million, or 8% to $6.9 million for the three months ended March 31, 2026 compared from $6.4 million of the three months ended March 31, 2025. The increase in mortgage interest income was primarily driven by the increase in origination volume and the mortgage interest income earned on the unpaid principal balance for loans held and serviced during the interim between the origination of the loan and its sale on the secondary market.
Interest income from investments decreased $0.8 million, or 70% to $0.3 million for the three months ended March 31, 2026 compared to $1.2 million for the three months ended March 31, 2025. The decrease in interest income from investments was primarily driven by decreased holdings of investments with maturities less than 90 days.
Warehouse interest expense increased $2.9 million, or 106% to $5.7 million for the three months ended March 31, 2026 compared to $2.8 million for the three months ended March 31, 2025. The increase in warehouse interest expense was primarily driven by increased borrowings on funding facilities used in the mortgage production process to meet the increased origination volume.
Other interest expense decreased $1.7 million, or 100% to none for the three months ended March 31, 2026 compared to $1.7 million for the three months ended March 31, 2025. Other interest expense is related to interest expense on our Convertible Notes which were extinguished as part of the Exchange per Note 10 in April 2025. As part of the TDR accounting, the interest on the Senior Notes has been recognized up front as part of the new carrying value.
Expenses
The components of our expenses for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Compensation and benefits	$55,736	$43,892
General and administrative	8,948	10,777
Technology	8,361	6,649
Marketing and advertising	9,217	8,679
Loan origination expense	7,733	2,503
Depreciation and amortization	2,997	3,773
Other expenses	5,421	882
Total operating expenses	$98,413	$77,155
Compensation and benefits expenses were $55.7 million for the three months ended March 31, 2026, an increase of $11.8 million or 27% compared with $43.9 million for the three months ended March 31, 2025. The increase in compensation and benefits was primarily driven by higher expense recognized for performance-based equity awards, reflecting changes in the probability of achieving specified performance metrics.
General and administrative expenses were $8.9 million for the three months ended March 31, 2026, a decrease of $1.8 million or 17% as compared with $10.8 million in the three months ended March 31, 2025. The decrease in general and administrative expenses was driven primarily by reductions in insurance premiums and professional services.
Technology expenses were $8.4 million for the three months ended March 31, 2026, an increase of $1.7 million or 26% as compared with $6.6 million in the three months ended March 31, 2025. The increase in technology expenses was driven primarily by the increase in costs related to software vendors.
Marketing and advertising expenses were $9.2 million for the three months ended March 31, 2026, an increase of $0.5 million or 6% as compared with $8.7 million in the three months ended March 31, 2025. The increase was primarily driven by higher advertising spend to generate home equity line of credit and refinancing leads.
Loan origination expenses were $7.7 million for the three months ended March 31, 2026, an increase of $5.2 million or 209%, as compared with $2.5 million in the three months ended March 31, 2025. The increase in loan origination expenses was driven by an increase in origination volume.
Other expenses were $5.4 million for the three months ended March 31, 2026, an increase of $4.5 million or 515%, as compared with $0.9 million in the three months ended March 31, 2025. The increase in other expenses was primarily driven the changes in the fair value of the warrant issued by the Company in connection with a private placement transaction, which provided the holder the right to purchase up to 211,312 shares of the Company’s Class A common stock prior to its exercise, as well as increases in liability-classified warrants and other equity related liabilities due to the higher trading price of the Company’s common stock, partially offset by a gain on the disposal of the BHO disposal group.

Results of Operations-Discontinued Operations
During the first quarter of 2026, the Birmingham Bank business, which represents the Company’s reportable banking segment was classified as held-for-sale. In addition, the Company determined that the planned disposal represents a strategic shift that is expected to have a significant effect on the Company’s operations and financial results. Accordingly, the results of the Birmingham Bank business are presented as discontinued operations in the Company’s condensed consolidated financial statements for all periods presented. The Company continues to actively market the Birmingham Bank business and is pursuing a sale transaction. The timing and ultimate outcome of the disposal remain subject to market conditions and regulatory approvals. The Company expects that the results of discontinued operations will continue to be impacted by operating performance, changes in interest rates, and any additional adjustments to the carrying value of the disposal group prior to sale.
The following table presents the results of discontinued operations for the periods indicated.

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2026	2025
Revenues:
Other revenue	$(22)	$380
Net interest income
Interest income	11,284	2,850
Interest expense	(8,606)	(2,005)
Net interest income	2,678	845
Total net revenues	2,656	1,225
Expenses:
Compensation and benefits	2,765	2,776
General and administrative	1,069	853
Technology	591	533
Marketing and advertising	2	8
Depreciation and amortization	286	202
Other expenses	18,904	1,438
Total expenses from discontinued operations	23,617	5,810
Net loss discontinued operations	$(20,961)	$(4,585)

Three Months Ended March 31, 2026 as Compared to Three Months Ended March 31, 2025
Revenues
The components of revenues from discontinued operations for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Revenues:
Other revenue	$(22)	$380
Net interest income
Interest income	11,284	2,850
Interest expense	(8,606)	(2,005)
Net interest income	2,678	845
Total net revenues	$2,656	$1,225

Net Interest Income
The components of net interest income for discontinued operations for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Interest income on loans held for investment	$9,188	$1,878
Interest income from investments	2,096	972
Interest expense on customer deposits	(8,606)	(2,005)
Total net interest income	$2,678	$845
Interest income on loans held for investment increased $7.3 million, or 389% to $9.2 million for the three months ended March 31, 2026 compared to $1.9 million for the three months ended March 31, 2025. The increase in interest income on loans held for investment was driven by increased originations of loans held for investment in our U.K. banking operations. Loans held for investment was $728.3 million and $207.2 million as of March 31, 2026 and 2025.
Interest income from investments increased $1.1 million, or 116% to $2.1 million for the three months ended March 31, 2026 compared to $1.0 million for the three months ended March 31, 2025. The increase in interest income from investments was driven by increased customer deposits which in turn fund our loans held for investment in our U.K. banking operations. The balance of customer deposits was $755.1 million and $261.1 million as of March 31, 2026 and 2025.
Interest expense on customer deposits increased $6.6 million, or 329% to $8.6 million for the three months ended March 31, 2026 compared to $2.0 million for the three months ended March 31, 2025. The increase in interest expense on customer deposits was driven by increased customer deposits which in turn fund our loans held for investment in our U.K. banking operations. The balance of customer deposits was $755.1 million and $261.1 million as of March 31, 2026 and 2025.
Expenses
The components of expenses for discontinued operations for the period were:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Compensation and benefits	$2,765	$2,776
General and administrative	1,069	853
Technology	591	533
Marketing and advertising	2	8
Depreciation and amortization	286	202
Other expenses	18,904	1,438
Total operating expenses	$23,617	$5,810
Compensation and benefits, general and administrative, and technology expenses were $4.4 million for the three months ended March 31, 2026, an increase of $0.2 million or 6% compared to $4.2 million for the three months ended March 31, 2025. Compensation and benefits expenses were $2.8 million, unchanged period over period, while general and administrative and technology expenses increased modestly, primarily reflecting the impact of foreign currency fluctuations.
Other expenses were $18.9 million for the three months ended March 31, 2026, an increase of $17.5 million or 1215%, as compared with $1.4 million in the three months ended March 31, 2025. The increase was primarily driven by a $15.5 million impairment charge recorded to write down the Birmingham Bank disposal group to its estimated fair value less costs to sell in connection with its classification as held-for-sale.

Non-GAAP Financial Measures
We report Adjusted EBITDA, which is a financial measure not prepared in accordance with generally accepted accounting principles (“non-GAAP”) that we use to supplement our financial results presented in accordance with GAAP in the evaluation of our performance. This non-GAAP financial measure should not be considered in isolation and is not intended to be a substitute for any GAAP financial measures. The non-GAAP measure provides supplemental information that we believe helps investors better understand our business, our business model, and how we analyze our performance.
Non-GAAP financial measure has limitations in their usefulness to investors because it has no standardized meaning and are not prepared under any comprehensive set of accounting rules or principles. Accordingly, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as a tool for comparison.
We include the reconciliation of Adjusted EBITDA to GAAP Net Income (Loss), its most closely comparable GAAP measure. We encourage investors and others to review our condensed consolidated financial statements and notes thereto in their entirety included elsewhere in this Quarterly Report, not to rely on any single financial measure, and to consider Adjusted EBITDA only in conjunction with their respective most closely comparable GAAP financial measure.
We believe the non-GAAP financial measure is useful to investors for supplemental period-to-period comparisons of our business and understanding and evaluating our operating results for the following reasons:
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
•We use Adjusted EBITDA in conjunction with financial measures prepared in accordance with GAAP for planning purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and
•Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of our core operating results, and also facilitates comparisons with other peer companies, many of which use a similar non-GAAP financial measure to supplement their GAAP results.
Further, although we use the non-GAAP measure to assess the financial performance of our business, the measure has limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are, or may in the future be, as follows:
•Although depreciation and amortization expense is a non-cash charge, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA excludes stock-based compensation expense, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect (i) interest expense, or the cash requirements necessary to service interest or principal payments on our non-funding debt, which reduces cash available to us; or (ii) tax accruals or tax payments that represent a reduction in cash available to us; and
•The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from similarly titled non-GAAP measures when they report their operating results, and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from this financial measure.

Because of these limitations, Adjusted EBITDA should be considered along with other financial performance measures presented in accordance with GAAP, and not as an alternative or substitute for our financial results prepared and presented in accordance with GAAP.
Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) adjusted for the impact of stock-based compensation expense, change in the fair value of warrants and equity related liabilities, and other non-recurring or non-core operational expenses, as well as interest and amortization on non-funding debt (which includes interest on the Convertible Note), depreciation and amortization expense, and income tax (benefit)/expense.
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Adjusted EBITDA
Net loss	$(70,311)	$(50,557)
Income tax (benefit) / expense	(1,566)	145
Depreciation and amortization expense (1)	2,997	3,773
Stock-based compensation expense (2)	23,795	4,033
Interest and amortization on non-funding debt (3)	—	1,705
Impairment, and other expenses (4)	(857)	570
Change in fair value of warrants and equity related liabilities (5)	6,202	(228)
Loss from discontinued operations	20,961	4,585
Adjusted EBITDA	$(18,779)	$(35,974)
__________________
(1)Depreciation and amortization represents the loss in value of fixed and intangible assets through depreciation and amortization, respectively. These expenses are non-cash expenses, and we believe that they do not correlate to the performance of our business during the periods presented.
(2)Stock-based compensation represents the non-cash grant date fair value of stock-based instruments utilized to incentivize employees and consultants recognized over the applicable vesting period. This expense is a non-cash expense. We exclude this expense from our internal operating plans and measurement of financial performance (although we consider the dilutive impact to our stockholders when awarding stock-based compensation and value such awards accordingly).
(3)Interest and amortization on non-funding debt represents interest and amortization on the Convertible Note, which is included within net interest income in our Consolidated Statements of Operations and Comprehensive Loss.
(4)Impairment, and other expenses are primarily comprised of employee one-time termination benefits, real estate restructuring losses, impairment of disposal groups classified as held for sale, and impairment of property and equipment.
(5)Change in fair value of warrants and equity related liabilities which comprise the Public Warrants and Private Warrants as well as the Sponsor Locked-Up Shares, represents the change in fair value of liability-classified warrants as presented in our Consolidated Statements of Operations and Comprehensive Loss.

Liquidity and Capital Resources
Overview
Historically, our primary sources for liquidity and capital have been (1) cash on hand, (2) cash flows from operations, (3) customer deposits from our U.K. banking segment, (4) borrowings, including through our warehouse lines of credit and senior notes, and (5) proceeds from equity issuances. Historically, our primary uses of funds have included (1) origination of loans, (2) interest expense, (3) repayment of warehouse lines of credit and other debt, (4) operating expenses, and (5) repurchases of loans under standard representations and warranties. We are also subject to contingencies which may have an impact on the use of our cash.
As of March 31, 2026 and December 31, 2025, loans held for investment and customer deposits associated with the Birmingham Bank disposal group were classified as held for sale and are included within discontinued operations.
Financing Activities
Equity Issuances

The Company has raised capital through an at-the-market equity offering program (“ATM Program”) for sales of up to $75.0 million of our Class A common stock pursuant to our effective shelf registration statement on Form S-3 and the related prospectus supplement dated September 26, 2025. The Company entered into separate sales agreements with Cantor Fitzgerald & Co. and BTIG, LLC (each an “Agent” and collectively, the “Agents”), under which it may offer and sell shares of its Class A common stock from time to time through the Agents, either as sales agents or as principals. Each Agent is entitled to a commission of 2.0% of the gross sales price of all shares sold through it as Agent.
During the three months ended March 31, 2026, the Company sold 328,030 shares of Class A common stock under the ATM Program for total gross proceeds of $11.9 million. The Company incurred commissions and other offering expenses of an immaterial and two tenths amount. As of March 31, 2026, approximately $33.3 million remained available for issuance under the ATM Program. Subsequent to March 31, 2026 and through May 11, 2026, the Company did not sell any shares of Class A common stock under the ATM Program. As of May 11, 2026, approximately $33.3 million remained available for issuance under the ATM Program. Notwithstanding remaining availability, following the Company’s April 2026 underwritten public offering, as described below, the Company decided to discontinue sales under its ATM Program. The Company used net proceeds from the ATM Program for general corporate purposes, including working capital and to increase its warehouse line capacity to finance anticipated growth in loan production and funded loan volume.
On February 17, 2026, the Company entered into a Securities Purchase Agreement with Framework Ventures IV L.P., pursuant to which the Company issued a warrant to purchase up to 211,312 shares of Class A common stock. The warrant was fully exercised during the three months ended March 31, 2026, resulting in the issuance of 211,312 shares of Class A common stock to the holder and receipt by the Company of aggregate cash proceeds of approximately $5.7 million. The Company used net proceeds for general corporate purposes.
On April 9, 2026, the Company also completed an underwritten public offering of 2,156,250 shares of its Class A common stock for total gross proceeds of approximately $69.0 million and net proceeds of $66.1 million. The offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement dated April 8, 2026. The Company intends to use the net proceeds for general corporate purposes, including working capital and to support growth in loan production and funded loan volume.
Note Exchange Agreement
We have also raised capital via the closing of the Business Combination in August 2023, which resulted in gross proceeds of approximately $568.0 million. Of the total gross proceeds, $528.6 million was in the form of Convertible Notes (the “Convertible Notes”) issued by Better to SB Northstar LP (the “Investor”).
On April 12, 2025, we entered into a privately negotiated Note Exchange Agreement with the Investor, pursuant to which management and the Investor agreed to exchange all of the $532.5 million total aggregate principal amount outstanding of our existing 1.00% Convertible Notes due 2028 held by the Investor for (i) $155.0 million in aggregate principal amount of the Senior Notes (the “Senior Notes”), and (ii) a cash payment of $110.0 million. We did not receive any cash proceeds in connection with the Exchange. The Exchange was subsequently consummated on April 28, 2025 (the “Closing Date”), upon which we received and cancelled all Convertible Notes and the Investor forfeited any accrued and unpaid interest in respect of the Convertible Notes to but not including the Closing Date.
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
Senior Notes Indenture
On the Closing Date, we entered into the Senior Notes Indenture with GLAS Trust Company LLC, as trustee and notes collateral agent. The Senior Notes represent our senior secured obligations and are secured by substantially all of the Company’s and its material domestic subsidiaries’ assets. The Senior Notes are (i) senior in right of payment to our existing and future senior, unsecured indebtedness to the extent of the value of the collateral; and (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Senior Notes.

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
The carrying value of the Senior Notes of $200.4 million as of March 31, 2026 and is made up of the total future undiscounted cash flows which includes principal of $155.0 million and interest make-whole as well as a redemption premium of $45.4 million. In July 2025, the Company made a cash payment of $1.6 million which was applied to reduce the principal on the Senior Notes. In December 2025, the Company made a payment-in-kind by issuing additional notes in an aggregate principal amount equal to $4.65 million. See Note 10 to our Consolidated Financial Statements for further information.
Warehouse Lines of Credit
In our normal course of business, we fund substantially all of our Funded Loan Volume on a short-term basis primarily through our warehouse lines of credit. Our borrowings are repaid with the proceeds we receive from the sale of our loans to our loan purchaser network, which includes government-sponsored enterprises (“GSEs”). As of March 31, 2026, we had three warehouse lines of credit in different amounts and with various maturities, with an aggregate available amount of $750.0 million. Subsequent to March 31, 2026, the aggregate amount available increased to $850 million.
As of March 31, 2026 and December 31, 2025, we had the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	Amount Outstanding March 31, 2026	Amount Outstanding December 31, 2025
Funding Facility 1 (1)	March 2, 2027	$150,000	$117,767	$81,423
Funding Facility 2 (2)	January 21, 2027	350,000	200,722	117,499
Funding Facility 3 (3)	April 5, 2026	250,000	189,092	212,940
Total warehouse lines of credit		$750,000	$507,581	$411,862

__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 2.25%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(2)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 2.75%. A compensating balance of $7.0 million is maintained and included in cash and cash equivalents. This amount represents a compensating balance arrangement and is not legally restricted. Failure to maintain the required balance may limit the Company’s ability to obtain future advances under the facility. As of March 31, 2026, the Company was in compliance with this requirement.
(3)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 2.50%. There is no cash collateral deposit maintained as of March 31, 2026. Subsequent to March 31, 2026 , the Company extended the maturity to April 6, 2027 and increased the total capacity to $350 million of which is $100 million committed.

We believe that funds provided by these sources will be adequate to meet our liquidity and capital resource needs for at least the next 12 months under current operating conditions.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities-continuing operations	$(124,795)	$(46,275)
Net cash used in investing activities-continuing operations	$(355)	$(2,541)
Net cash provided by/(used in) financing activities-continuing operations	$113,137	$(53,360)
Three Months Ended March 31, 2026 as Compared to Three Months Ended March 31, 2025
Operating Activities
Net cash used in operating activities was $125 million for the three months ended March 31, 2026, an increase of $79 million, or 170%, compared to net cash used by operating activities of $46 million for the three months ended March 31, 2025. The increase in net cash used by operating activities was primarily driven by loan originations in excess of proceeds from sales of loans during the three months ended March 31, 2026, whereas loan originations were more closely aligned with proceeds from loan sales in the prior-year period.
Investing Activities
Net cash used in investing activities was $0.4 million for the three months ended March 31, 2026, a decrease of $2.2 million, or 86%, compared to net cash used in investing activities of $2.5 million for the three months ended March 31, 2025. The decrease was primarily driven by proceeds received from the sale of the BHO disposal group, which had previously been classified as held for sale.
Financing Activities
Net cash provided by financing activities was $113 million for the three months ended March 31, 2026, an increase of $121 million, or 227%, compared to net cash used in financing activities of $53 million for the three months ended March 31, 2025. The increase in cash provided by financing activities was primarily driven by higher net borrowings on our warehouse lines of credit used to fund loan originations and the impact of intercompany funding provided to discontinued operations during the prior-year period.
Material Cash Requirements
Information regarding our material cash requirements is provided in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report.
Other than as described above under “Liquidity and Capital Resources,” there have been no material changes in our material cash requirements and other obligations since December 31, 2025.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the period ended March 31, 2026, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2025, which are included in our 2025 Annual Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our disclosures regarding our exposure to market risk as described in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our 2025 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026, which is the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended March 31, 2026 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of these risks, please see the section entitled “Risk Factors” in Part I, Item 1A. in the 2025 Annual Report. Other than as described below, there have been no material changes to the risk factors disclosed therein.
Risks Related to Our Market, Industry, and General Economic Conditions
Our business is subject to the risks of catastrophic events such as earthquakes, fires, floods and other natural catastrophic events, interruption by man-made issues such as strikes, terrorist attacks and geopolitical unrest.
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, strikes, health pandemics, terrorist attacks, and similar events. Disease outbreaks have occurred in the past (including severe acute respiratory syndrome, avian flu, H1N1/09 flu, and COVID-19) and any prolonged occurrence of infectious disease or other adverse public health developments could have a material adverse effect on the macro economy and/or our business operations. In addition, strikes, terrorist attacks, and other geopolitical unrest, including the ongoing conflict in the Middle East, could cause disruptions in our business and lead to interruptions, delays, or loss of critical data. These types of catastrophic events could also affect our loan servicing costs, increase our recoverable and our non-recoverable servicing advances, increase servicing defaults, and negatively affect the value of our MSRs. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters or terrorist attacks affecting areas where our operations are located, and our business interruption insurance may be insufficient to compensate us for losses that may occur.
Additionally, if such events lead to a prolonged economic slowdown, recession or declining real estate values, they could impair the performance of our investments and materially and adversely affect our business, financial condition, results of operations, and prospects, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. For example, recent geopolitical conflicts, including the ongoing conflict in the Middle East, have contributed to volatility in global energy markets and broader financial markets, which have impacted U.S. interest rates and housing market activity. As a result, such conditions have materially affected, and may continue to materially affect, our results of operations and financial condition.
Finally, geopolitical conflicts as well as natural disasters and other catastrophic events, and their impacts, have had, and may continue to have, the effect of heightening other risks described in “Risk Factors” in Part I, Item 1A in the 2025 Annual Report, such as contributing to elevated inflation, elevated or volatile interest rates, macroeconomic uncertainty and the possibility of a decline in economic conditions.
Risks Related to the Planned Divestiture of Birmingham Bank
We cannot be sure that we will be able to sell Birmingham Bank on terms and conditions that are satisfactory to us or at all.
We previously announced our intention to sell Birmingham Bank, which represents the Company’s reportable banking segment and has been classified in our financial statements as an asset held for sale. Any potential sale would be subject to risks and uncertainties, including our ability to identify and negotiate with a buyer, agree on acceptable pricing and other terms, obtain any required regulatory, contractual, third-party or other approvals, and satisfy any conditions that may be included in definitive transaction documents, if executed.
The sale process may also create uncertainty and disrupt our business and operations. For example, the announcement may divert management and employee attention, increase costs, create uncertainty among employees, customers, vendors, business partners and other counterparties, or adversely affect relationships related to the asset or business proposed to be sold. We may also incur expenses in connection with evaluating, negotiating or pursuing a potential transaction, regardless of whether any definitive agreement is executed or any sale is completed.
Even if we enter into a definitive agreement and complete a sale, we may not realize the anticipated benefits of such transaction. Any failure to enter into or complete a transaction on favorable terms, any disruption resulting from the announcement or pursuit of a potential sale, or failure to realize the anticipated benefits of such transaction, could have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Insider trading arrangements and policies.
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Better Home & Finance Holding Company	10-K	3.1	April 8, 2024
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Better Home & Finance Holding Company, dated August 16, 2024	8-K	3.1	August 19, 2024
3.3	Bylaws of Better Home & Finance Holding Company	8-K	3.2	August 25, 2023
4.1	Warrant, dated as of February 17, 2026, between Better Home & Finance Holding Company and Framework Ventures IV L.P	8-K	4.1	February 17, 2026
10.1	Better Home & Finance Holding Company 2026 Inducement Incentive Plan	S-8	4.2	February 11, 2026
10.2	Form of Restricted Stock Unit Award Agreement and Grant Notice (2026 Inducement Incentive Plan)	10-K	10.2	March 13, 2026
10.3	Securities Purchase Agreement, dated February 17, 2026, between Better Home & Finance Holding Company and Framework Ventures IV L.P.	8-K	10.1	February 17, 2026
10.4	Registration Rights Agreement, dated February 17, 2026, between Better Home & Finance Holding Company and Framework Ventures IV L.P.	8-K	10.2	February 17, 2026
10.5	Personal Loan Termination Agreement, dated March 12, 2026, between Better Home & Finance Holding Company and Sigurgeir Jonsson	10-K	10.3	March 13, 2026
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained Exhibit 101)
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

BETTER HOME & FINANCE HOLDING COMPANY

Date: May 11, 2026	By:	/s/ Vishal Garg
Name: Vishal Garg
Title: Chief Executive Officer

By:	/s/ Loveen Advani
Name: Loveen Advani
Title: Chief Financial Officer