Form 10-Q
period 2026-06-30
Better Home & Finance Holding Co
filed 2026-08-11
CIK 1835856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No  ☒
As of July 31, 2026, there were 13,243,928 shares of Class A common stock, 4,317,106 shares of Class B common stock and 1,437,545 shares of Class C common stock of the registrant issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (the “Quarterly Report”) of Better Home & Finance Holding Company (the “Company,” “Better,” “we,” “our” or “us”) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “will,” “estimate,” “potential,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “target,” or the negatives of these terms or similar terminology, although not all forward-looking statements contain such identifying words. They may appear in a number of places throughout this Quarterly Report, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, the divestiture of international-based assets, including Birmingham Bank (as defined below), further equity issuances, our intended use of net proceeds from our issuances of equity securities and regaining compliance with the Nasdaq Listing Rules, including regarding eligibility for a cure period. Such forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.
These forward-looking statements are not guarantees of future results and involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report and the associated risks, uncertainties, assumptions and other important factors may include, but are not limited to:
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
•Our ability to comply with laws and regulations related to the operation of our business, including minimum net worth, capital ratio and liquidity requirements established by regulatory authorities;
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
•The impact of geopolitical developments, including the ongoing military conflict in the Middle East;
•Our ability to regain compliance with the Nasdaq Stock Market LLC’s (“Nasdaq”) board independence requirements; and
•The impact of our recently announced leadership transition.
Additional risks and uncertainties that could cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements include those matters discussed in Part I, Item 1A. “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by Part II, Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 and in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those described in these forward-looking statements. Forward-looking statements included herein speak only as of the date of this Quarterly Report, and we do not undertake any obligation to publicly update or revise any such forward-looking statements, except as may be required by law.
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
iii

Part I - Financial Information
Item 1. Financial Statements
BETTER HOME & FINANCE HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Amounts in thousands, except share and per share amounts)	2026	2025
Assets
Cash and cash equivalents	$102,250	$79,357
Restricted cash	9,633	8,926
Mortgage loans held for sale, at fair value	511,080	466,681
Other receivables, net	18,233	10,716
Property and equipment, net	1,747	1,815
Right-of-use assets	4,664	4,678
Internal use software and other intangible assets, net	17,464	17,349
Goodwill	10,995	10,995
Derivative assets	3,558	4,210
Prepaid expenses and other assets	32,238	27,143
Assets held for sale	5,052	8,687
Assets of discontinued operations	825,380	864,877
Total Assets	$1,542,294	$1,505,434
Liabilities and Stockholders’ Equity
Liabilities
Warehouse lines of credit	$454,334	$411,862
Senior notes	198,802	198,802
Accounts payable and accrued expenses (includes payables to related parties of $453 and $200)	50,112	58,993
Escrow payable and other customer accounts	806	172
Derivative liabilities	220	804
Warrant and equity related liabilities, at fair value	2,172	1,476
Lease liabilities	4,579	4,629
Other liabilities	6,209	6,533
Liabilities held for sale	5,052	4,802
Liabilities of discontinued operations	762,111	780,178
Total Liabilities	1,484,397	1,468,251
Commitments and contingencies (see Note 12)
Stockholders’ Equity
Common stock $0.0001 par value; 66,000,000 shares authorized and 18,981,789 and 15,996,907 shares issued and outstanding	2	2
Additional paid-in capital	2,232,960	2,109,762
Accumulated deficit	(2,177,142)	(2,076,238)
Accumulated other comprehensive gain	2,077	3,657
Total Stockholders’ Equity	57,897	37,183
Total Liabilities and Stockholders’ Equity	$1,542,294	$1,505,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenues:
Gain on loans, net	$51,488	$36,772	$96,289	$61,348
Other revenue	1,094	3,090	2,236	6,740
Net interest income
Interest income	8,333	8,556	15,617	16,151
Interest expense	(6,213)	(5,733)	(11,943)	(10,226)
Net interest income	2,120	2,823	3,674	5,925
Total net revenues	54,702	42,685	102,199	74,013
Expenses:
Compensation and benefits	51,579	37,833	107,315	81,725
General and administrative	10,327	10,501	19,275	21,278
Technology	8,771	6,407	17,132	13,056
Marketing and advertising	9,444	11,114	18,661	19,793
Loan origination expense	3,472	3,923	11,205	6,426
Depreciation and amortization	2,973	3,287	5,970	7,060
Other expenses (income)	(462)	1,890	4,959	2,772
Total expenses	86,104	74,955	184,517	152,110
Loss before income tax expense	(31,402)	(32,270)	(82,318)	(78,097)
Income tax (benefit) expense	63	94	(1,503)	239
Net loss continuing operations	(31,465)	(32,364)	(80,815)	(78,336)
Net income (loss) discontinued operations	872	(3,906)	(20,089)	(8,491)
Net loss	$(30,593)	$(36,270)	$(100,904)	$(86,827)

Per share data:
Loss per share attributable to common stockholders, basic and diluted:
Net loss from continuing operations	$(1.69)	$(2.13)	$(4.61)	$(5.16)
Net income (loss) discontinued operations	$0.05	$(0.26)	$(1.15)	$(0.56)
Net loss	(1.64)	(2.39)	(5.76)	(5.72)
Weighted average common shares outstanding — basic and diluted	18,653,890	15,187,558	17,538,353	15,185,724

Other comprehensive income/(loss):
Foreign currency translation adjustment, net of tax	$49	$5,318	$(1,580)	$7,541
Comprehensive loss	$(30,544)	$(30,952)	$(102,484)	$(79,286)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended June 30, 2026

	Common Stock
(Amounts in thousands, except share amounts)	Issued and Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance - March 31, 2026	16,691,934	$2	$2,153,072	$(2,146,549)	$2,028	$8,553
Issuance of common stock for options exercised	1,545	—	—	—	—	—
Issuance of common stock, net of offering costs of $358	2,156,250	—	66,011	—	—	66,011
Stock-based compensation	—	—	14,703	—	—	14,703
Tax withholding upon vesting of restricted stock units	(17,091)	—	(826)	—	—	(826)
Shares issued for vested restricted stock units	149,151	—	—	—	—	—
Net loss	—	—	—	(30,593)	—	(30,593)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	49	49
Balance - June 30, 2026	18,981,789	$2	$2,232,960	$(2,177,142)	$2,077	$57,897
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended June 30, 2025

	Common Stock
(Amounts in thousands, except share amounts)	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders'Equity
Balance - March 31, 2025	15,188,035	$2	$(9,160)	$1,867,649	$(1,960,923)	$287	$(102,145)
Gain on troubled debt restructuring	—	—	—	210,044	—	—	210,044
Tax effect on troubled debt restructuring	—	—	—	(4,721)	—	—	(4,721)
Stock-based compensation	—	—	—	4,617	—	—	4,617
Tax withholding upon vesting of restricted stock units	(53,884)	—	—	(286)	—	—	(286)
Shares issued for vested restricted stock units	139,994	—	—	—	—	—	—
Net loss	—	—	—	—	(36,270)	—	(36,270)
Other comprehensive income— foreign currency translation adjustment, net of tax	—	—	—	—	—	5,318	5,318
Balance - June 30, 2025	15,274,145	$2	$(9,160)	$2,077,303	$(1,997,193)	$5,605	$76,557
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the Six Months Ended June 30, 2026

	Common Stock
(Amounts in thousands, except share amounts)	Issued and Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance - December 31, 2025	15,996,907	$2	$2,109,762	$(2,076,238)	$3,657	$37,183
Issuance of common stock for options exercised	1,546	—	—	—	—	—
Issuance of common stock, net of offering costs of $358	2,484,280	—	77,697	—	—	77,697
Exercise of Warrants	211,312	—	10,170	—	—	10,170
Stock-based compensation	—	—	39,522	—	—	39,522
Tax withholding upon vesting of restricted stock units	(134,020)	—	(4,191)	—	—	(4,191)
Shares issued for vested restricted stock units	443,160	—	—	—	—	—
Cancellation of common stock	(21,396)	—	—	—	—	—
Net loss	—	—	—	(100,904)	—	(100,904)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	(1,580)	(1,580)
Balance - June 30, 2026	18,981,789	$2	$2,232,960	$(2,177,142)	$2,077	$57,897
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the Six Months Ended June 30, 2025

	Common Stock
(Amounts in thousands, except share amounts)	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance - December 31, 2024	15,168,795	$2	(9,158)	$1,863,288	$(1,910,366)	$(1,936)	$(58,170)
Gain on troubled debt restructuring	—	—	—	210,044	—	—	210,044
Tax effect on troubled debt restructuring	—	—	—	(4,721)	—	—	(4,721)
Stock-based compensation	—	—	—	9,060	—	—	9,060
Tax withholding upon vesting of restricted stock units	(63,563)	—	—	(373)	—	—	(373)
Shares issued for vested restricted stock units	168,913	—	—	—	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	(2)	5	—	—	3
Net loss	—	—	—	—	(86,827)	—	(86,827)
Other comprehensive income— foreign currency translation adjustment, net of tax	—	—	—	—	—	7,541	7,541
Balance - June 30, 2025	15,274,145	$2	$(9,160)	$2,077,303	$(1,997,193)	$5,605	$76,557
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2026	2025
Cash Flows from Operating Activities:
Net loss	$(100,904)	$(86,827)
Net loss from discontinued operations	(20,089)	(8,491)
Net loss from continuing operations	(80,815)	(78,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	500	697
Impairment charges, net	399	1,356
Amortization of internal use software and other intangible assets	5,470	6,362
Gain on sale of loans, net	(94,918)	(55,293)
Non-cash interest and amortization of debt issuance costs and discounts	—	1,700
Change in fair value of warrants and equity related liabilities	5,135	344
Stock-based compensation	38,380	8,285
Provision (Recovery) of loan repurchase reserve	1,510	(2,549)
Change in fair value of derivatives	68	(813)
Change in fair value of mortgage loans held for sale	(7,433)	(7,206)
Gain on disposal of assets held for sale	(1,000)	—
Change in operating lease of right-of-use assets	14	(3,527)
Originations of mortgage loans held for sale	(3,255,127)	(2,055,658)
Proceeds from sale of mortgage loans held for sale	3,311,386	2,068,863
Change in operating assets and liabilities:
Other receivables, net	(7,519)	(1,428)
Prepaid expenses and other assets	(5,186)	2,694
Operating lease liabilities	(51)	2,047
Accounts payable and accrued expenses	(13,093)	8,060
Escrow payable and other customer accounts	1,353	721
Other liabilities	2,409	(205)
Net cash used in operating activities-continuing operations	(98,518)	(103,886)
Net cash used in operating activities-discontinued operations	(3,192)	(9,299)
Net cash used in operating activities	(101,710)	(113,185)
Cash Flows from Investing Activities:
Purchase of property and equipment	(470)	(609)
Proceeds of sale of assets held for sale	2,375	—
Capitalization of internal use software	(4,443)	(4,843)
Net cash used in investing activities-continuing operations	(2,538)	(5,452)
Net cash used in investing activities-discontinued operations	11,747	(376,515)
Net cash provided by (used in) investing activities	9,209	(381,967)
Cash Flows from Financing Activities:
Principal payments on convertible notes	—	(110,000)
Net borrowings on warehouse lines of credit	42,472	127,119
Proceeds from issuance of common stock	77,697	—
Proceeds from issuance of stock options	—	1
Proceeds from exercise of warrants	5,732	—
Net investment in discontinued operations	—	(47,930)
Net cash provided by/(used in) financing activities-continuing operations	125,901	(30,810)
Net cash (used in)/provided by financing activities-discontinued operations	(16,982)	396,161
Net cash provided by financing activities	108,919	365,351
Effects of currency translation on cash, cash equivalents, and restricted cash	(269)	2,511
Net change in cash, cash equivalents, and restricted cash, including cash classified within assets held for sale	24,576	(137,637)
Less: net change in cash, cash equivalents and restricted cash classified within assets held for sale	(976)	1,316
Cash, cash equivalents, and restricted cash—Beginning of period	88,283	218,043
Cash, cash equivalents, and restricted cash—End of period	$111,883	$81,722
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

	Six Months Ended June 30,
(Amounts in thousands)	2026	2025
Cash and cash equivalents, end of period	$102,250	$75,254
Restricted cash, end of period	9,633	6,468
Total cash, cash equivalents and restricted cash, end of period	$111,883	$81,722
Supplemental Disclosure of Cash Flow Information:
Interest paid on continuing operations	$11,929	$8,526
Interest paid on discontinued operations	$15,824	$2,630
Income taxes paid/(refunded)	$149	$(1,697)
Non-Cash Investing and Financing Activities:
Capitalization of stock-based compensation related to internal use software	$1,142	$776
Vesting of common stock issued via notes receivable from stockholders	$—	$2
Tax withholding upon vesting of restricted stock units	$4,191	$—
Convertible notes exchange	$—	$205,323
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Nature of the Business
Better Home & Finance Holding Company together with its subsidiaries (collectively, the “Company”), provides a comprehensive set of homeownership offerings in the United States (the “U.S.”) and operates a banking platform in the United Kingdom (the “U.K.”). The Company’s offerings include mortgage loans, real estate agent services, title and homeowners insurance, and other homeownership offerings. The Company leverages Tinman, its proprietary technology platform, to optimize the mortgage process from the initial application, to the integration of a suite of additional homeownership offerings, to the sale of loans to a network of loan purchasers.
Mortgage loans originated within the United States are through the Company’s wholly-owned subsidiary Better Mortgage Corporation (“BMC”). BMC is an approved Title II Single Family Program Lender with the Department of Housing and Urban Development’s (“HUD”) Federal Housing Administration (“FHA”), and is an approved seller and servicer with the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FMCC”). The Company conducts banking operations in the United Kingdom through Birmingham Bank, a regulated U.K. banking entity acquired in 2023 (“Birmingham Bank”). In the fourth quarter of 2024, the Company decided to dispose of certain operating units in the U.K. In addition, in the fourth quarter of 2025, the Company approved a plan to sell Birmingham Bank. As of June 30, 2026, Birmingham Bank continues to be classified as held for sale and its results continue to be presented as discontinued operations. See Note 3 for further details.
Unless otherwise indicated, references to “Better,” “Better Home & Finance,” the “Company,” “we,” “us,” “our” and other similar terms refer to (i) Better and its consolidated subsidiaries prior to the closing of its business combination with Aurora Acquisition Corp. on August 22, 2023 (the “Business Combination”) and (ii) Better Home & Finance and its consolidated subsidiaries following the Business Combination.
2. Summary of Significant Accounting Policies
Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The results of operations and other information for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2025.
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

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
government treasury securities and U.S. and U.K. government agency securities are issued by U.S. and U.K. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the respective governments as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, credit losses for these securities were immaterial as the Company does not currently expect any material credit losses on these short-term investments. As of June 30, 2026 and December 31, 2025, these short-term investments were included in assets of discontinued operations on the condensed consolidated balance sheets as they relate to the Birmingham Bank disposal group. See Note 3 for additional information.
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
The allowance for credit losses is a valuation account that is deducted from the loans held for investment amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the loan balance is deemed to be uncollectible. Management estimates the expected credit losses over the life of the loan using probability of default/loss given default ("PD/LGD") methodology. Expected credit losses are calculated as the product of probability of default, loss given default and exposure at default for each loan. The Company estimates expected credit losses on a collective basis for loans that share similar risk characteristics, which primarily consist of property buy-to-let loans originated through its U.K. banking operations. The Company considers current economic conditions and reasonable and supportable forecasts of future economic conditions in developing its estimate of expected credit losses. Because these forecasts are incorporated qualitatively rather than through a distinct quantitative forecast period, the Company does not apply a separate quantitative reversion period, and historical loss information serves as the basis for estimating expected credit losses over the expected life of the loans. See Note 6 for additional details.
As of June 30, 2026 and December 31, 2025, loans held for investment were included in assets of discontinued operations on the condensed consolidated balance sheets as part of the Birmingham Bank disposal group. See Note 3 for additional information.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivatives and Hedging Activities—The Company uses derivative instruments to manage interest rate risk associated with mortgage loan commitments, mortgage loans held for sale, and loans held for investment. Derivative instruments primarily include interest rate lock commitments (“IRLCs”), forward sale commitments, and interest rate swaps, and warrant liabilities. Warrant liabilities include Public Warrants, Private Warrants, Sponsor Locked-up Shares, and other liability-classified warrants, which are recorded at fair value with changes in fair value recognized in earnings.
The Company presents certain derivative assets and liabilities on a net basis on the condensed consolidated balance sheets when a legally enforceable master netting arrangement exists and the criteria for offsetting are met. Certain counterparty agreements related to forward sale commitments and interest rate swaps contain master netting agreements that provide the Company with the legal right to offset amounts due to and from the same counterparty under certain conditions. Certain derivative instruments are subject to margining arrangements pursuant to counterparty agreements, whereby collateral may be required to be posted or received based on changes in the fair value of the underlying derivative instruments. As of June 30, 2026 and December 31, 2025, the Company did not have material collateral posted or received related to derivative instruments.
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
The determination as to whether the sale of the disposal group is probable may include significant judgments from management related to the estimated timing of the closing of a future sales transaction. Assets held for sale are measured at the lower of their carrying amount or fair value less costs to sell and are not depreciated or amortized. Disposal groups that represent a strategic shift and have a major effect on the Company’s operations and financial results are reported as discontinued operations. See Note 3 for further detail on assets and liabilities held for sale and discontinued operations.
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
Segments—The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment. Accordingly, the CODM evaluates performance and allocates resources based on consolidated net income (loss) from operations as presented in the condensed consolidated statements of operations and comprehensive loss. The CODM uses consolidated net income (loss) to assess

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
overall operating performance, evaluate budget-to-actual results, monitor profitability trends, and determine resource allocation priorities, including investments in personnel, technology, marketing, and strategic initiatives. The CODM also reviews functional expense information to manage the Company’s operations. Other items included in net income (loss) are net interest income, depreciation and amortization, and income tax expense (benefit), which are reflected in the condensed consolidated statements of operations and comprehensive loss. The Company operates as a single operating and reportable segment; as such, all assets and operating expenses presented in the accompanying condensed consolidated financial statements are attributable solely to that segment and represent the entirety of the Company’s assets and operating expenses.
Recently Issued Accounting Standards Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the Securities and Exchange Commission’s (the “SEC”) existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. As of June 30, 2026, the Company does not expect ASU 2023-06 will have any impact on the consolidated financial statements.
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
3. Assets and Liabilities Held for Sale and Discontinued Operations
During the fourth quarter of 2024, management enacted a plan to sell several entities in the U.K. and accordingly classified such entities as assets held for sale. During the first quarter of 2026, the Company completed the sale of its Better HomeOwnership Ltd subsidiary, which had previously been classified as held for sale. In connection with the transaction and pursuant to a share sale and settlement agreement executed in March 2026, the Company transferred 100% of the issued share capital of the BHO Group and settled certain related obligations. Total consideration associated with the transaction was approximately $2.3 million (£1.8 million), which reflects the net proceeds received by the Company after consideration of amounts settled on behalf of third parties and other transaction-related adjustments. As a result of this transaction, the Company recognized a gain on the disposal of approximately $1.0 million, which is included within other expense (income) in the condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2026, one disposal group continues to be classified as held for sale. The remaining disposal group is being actively marketed, is available for immediate sale in its present condition, and management continues to expect that the sale will be completed within 12 months. Management has evaluated the criteria under ASC 360 – Property, Plant, and Equipment (“ASC 360”) and concluded that the held-for-sale classification remains appropriate as of June 30, 2026. For the three and six months ended June 30, 2026, the Company recorded an immaterial write-up and a net write-down of $0.3 million, respectively, to adjust the remaining U.K. entity classified as held for sale to fair value less costs to sell. These amounts are included in other expenses (income) on the condensed consolidated statements of operations and comprehensive loss.
The following table represents summarized balance sheet information by major class of assets and liabilities held for sale:

(Amounts in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$746	$710
Restricted cash	4,974	4,256
Mortgage loans held for sale, at fair value	—	1,954
Other receivables, net	688	706
Property and equipment, net	—	2
Internal use software and other intangible assets, net	993	2,357
Goodwill	—	711
Prepaid expenses and other assets	8	69
Write down of assets to fair value less cost to sell	(2,357)	(2,078)
Total assets held for sale	$5,052	$8,687

Accounts payable and accrued expenses	$78	$424
Escrow payable and other customer accounts	4,974	4,256
Other liabilities	—	122
Total liabilities held for sale	$5,052	$4,802
During the fourth quarter of 2025, management approved a plan to sell Birmingham Bank, which represents the Company’s reportable banking segment. Although the decision to pursue a sale was made in the fourth quarter of 2025, the criteria for held-for-sale classification under ASC 360 were not met as of December 31, 2025 because a sale was not yet considered probable.
During the first quarter of 2026, the Company advanced the sale process by actively engaging with potential buyers, receiving a non-binding indicative offer, and progressing negotiations related to a potential sale transaction. Based on these

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
developments, management concluded that the held-for-sale criteria under ASC 360 were met as of March 31, 2026, including that the sale was probable and expected to be completed within twelve months, subject to regulatory approvals and customary closing conditions. Accordingly, Birmingham Bank was classified as held for sale and presented as discontinued operations for all periods presented.
The Company reevaluated the held-for-sale criteria under ASC 360 as of June 30, 2026 and concluded that the Birmingham Bank disposal group continues to meet the criteria for held for sale classification. Accordingly, the assets and liabilities of the Birmingham Bank disposal group continues to be classified as held for sale in the condensed consolidated balance sheet as of June 30, 2026. The assets and liabilities of the discontinued operations continues to be presented separately in the condensed consolidated balance sheets for all periods presented. Prior-period amounts have been reclassified to conform to the current-period presentation. Such reclassification did not affect total assets, total liabilities, net loss, or shareholders’ equity.
Assets and liabilities classified as held for sale are measured at the lower of their carrying amount or estimated fair value less costs to sell. For the six months ended June 30, 2026, the Company recorded a write-down of the Birmingham Bank disposal group to fair value, less costs to sell, in the amount of $15.7 million. During the three months ended June 30, 2026, the Company also recorded a write-up of $2.4 million to reflect an increase in the estimated fair value, less costs to sell, of the Birmingham Bank disposal group. The estimated fair value of the Birmingham Bank disposal group is based on management’s assessment of expected proceeds from a potential sale, considering available market information and discussions with potential buyers. Costs to sell primarily include legal, advisory, and other transaction-related costs. The determination of fair value less costs to sell involves judgment and may change as additional information becomes available. In addition, during the six months ended June 30, 2026 the Company recorded an impairment of internal use software related to the Birmingham disposal group of $0.3 million which is included within discontinued operations on the condensed consolidated statements of operations and comprehensive loss.
The following table represents summarized balance sheet information by major class of assets and liabilities for discontinued operations:

(Amounts in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$14,703	$20,470
Restricted cash	3,388	7,861
Short-Term investment	82,785	103,607
Loans held for investment (net of allowance for credit losses of $2,395 and $2,251)	729,184	723,333
Other receivables, net	3,033	4,092
Property and equipment, net	113	129
Internal use software and other intangible assets, net	4,330	4,636
Derivative assets	3,000	—
Prepaid expenses and other assets	606	749
Write down of assets to fair value less cost to sell	(15,762)	—
Total assets of discontinued operations	$825,380	$864,877

Accounts payable and accrued expenses	$16,109	$15,567
Customer deposits	746,002	762,984
Derivative liabilities	—	1,627
Total liabilities of discontinued operations	$762,111	$780,178
The following table represents the results of operations of Birmingham Bank, which have been classified as discontinued operations in the condensed consolidated statements of operations and comprehensive loss for the periods presented:

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Other revenue	$12	$210	(10)	590
Net interest income
Interest income	11,402	5,601	22,685	8,451
Interest expense	(8,054)	(4,352)	(16,660)	(6,357)
Net interest income	3,348	1,249	6,025	2,094
Total net revenues from discontinued operations	3,360	1,459	6,015	2,684
Expenses:
Compensation and benefits	3,339	3,580	6,104	6,356
General and administrative	971	1,006	2,040	1,859
Technology	634	541	1,225	1,074
Marketing and advertising	13	26	15	34
Depreciation and amortization	281	248	567	450
Other expenses (income)	(2,609)	(36)	16,294	1,402
Total expenses from discontinued operations	2,629	5,365	26,245	11,175
Net income (loss) before income tax expense discontinued operations	731	(3,906)	(20,230)	(8,491)
Income tax benefit	(141)	—	(141)	—
Net income (loss) discontinued operations	$872	$(3,906)	$(20,089)	$(8,491)

Loss per share attributable to common stockholders, basic and diluted:
Net income (loss) discontinued operations	$0.05	$(0.26)	$(1.15)	$(0.56)
Weighted average common shares outstanding — basic and diluted	18,653,890	15,187,558	17,538,353	15,185,724

	Six Months Ended June 30,
(Amounts in thousands)	2026	2025
Net cash used in operating activities-discontinued operations	$(3,192)	$(9,299)
Net cash provided by (used in) investing activities-discontinued operations	11,747	(376,515)
Net cash (used in)/provided by financing activities	(16,982)	396,161
4. Revenue
Revenue— Revenue presented in this note reflects continuing operations and excludes amounts related to discontinued operations (See Note 3 for additional details). Revenue includes amounts recognized outside the scope of ASC 606, primarily gain on sale of loans, net, loan repurchase reserve, and interest income associated with lending and investment activities, which are accounted for under ASC 860 and other applicable financial instrument guidance. Revenue recognized within the scope of ASC 606 primarily relates to fee-based service revenues, such as broker and real estate services revenues. The Company disaggregates revenue based on the following revenue streams.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Gain on loans, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Gain on sale of loans, net	$50,853	$34,015	$94,918	$55,293
Broker revenue	1,507	2,335	2,881	3,506
Loan repurchase reserve (provision)/recovery	(872)	422	(1,510)	2,549
Total gain on loans, net	$51,488	$36,772	$96,289	$61,348

Other revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
International lending revenue	$15	$1,864	$62	$3,402
Insurance services	571	825	1,148	1,498
Real estate services	328	152	498	1,099
Other revenue	180	249	528	741
Total other revenue	$1,094	$3,090	$2,236	$6,740

Net interest income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Interest income
Mortgage interest income	$7,687	$7,787	$14,628	$14,223
Interest income from investments	646	769	989	1,928
Total interest income	8,333	8,556	15,617	16,151
Interest expense
Warehouse interest expense	(6,200)	(5,727)	(11,929)	(8,515)
Other interest expense (1)	(13)	(6)	(14)	(1,711)
Total interest expense	(6,213)	(5,733)	(11,943)	(10,226)
Total net interest income	$2,120	$2,823	$3,674	$5,925
__________________
(1) Primarily consists of interest on Convertible Notes, see Note 10 for more details.

5. Mortgage Loans Held for Sale and Warehouse Lines of Credit
The Company has the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	June 30, 2026	December 31, 2025
Funding Facility 1 (1)	March 2, 2027	$150,000	$87,366	$81,423
Funding Facility 2 (2)	January 21, 2027	350,000	210,436	117,499
Funding Facility 3 (3)	April 5, 2027	350,000	156,532	212,940
Total warehouse lines of credit		$850,000	$454,334	$411,862

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________________

(1)Interest charged under the facility is at the 30-day term SOFR plus 1.85% - 2.15%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(2)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. A compensating balance of $7.0 million is maintained and included in cash and cash equivalents. This amount represents a compensating balance arrangement and is not legally restricted. Failure to maintain the required balance may limit the Company’s ability to obtain future advances under the facility. As of June 30, 2026, the Company was in compliance with this requirement.
(3)Interest charged under the facility is at the daily simple SOFR plus 1.70% - 2.45%. There is no cash collateral deposit maintained as of June 30, 2026.

The unpaid principal amounts of the Company’s LHFS are also pledged as collateral under the relevant warehouse funding facilities. The Company’s LHFS are summarized below by those pledged as collateral and those fully funded by the Company:

(Amounts in thousands)	June 30, 2026	December 31, 2025
Funding Facility 1	$89,689	$89,483
Funding Facility 2	228,510	129,515
Funding Facility 3	170,792	226,822
Total LHFS pledged as collateral	488,991	445,820
Company-funded LHFS	7,392	6,197
Company-funded HELOC	7,265	7,308
Total LHFS	503,648	459,325
Fair value adjustment	7,432	7,356
Total LHFS at fair value	$511,080	$466,681
For the six months ended June 30, 2026, the Company recognized net gains of $7.4 million related to changes in the fair value of mortgage loans held for sale, which are included within gain on loans, net in the condensed consolidated statements of operations and comprehensive loss. Average days loans held for sale, other than Company-funded LHFS and Company-funded HELOC, for the three and six months ended June 30, 2026, were approximately 26 days and 25 days, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of June 30, 2026 and December 31, 2025, the unpaid principal balance of loans that were either 90 days past due or non-performing was $4.3 million and $2.4 million, respectively. As of June 30, 2026 and December 31, 2025, loans on non-accrual status were immaterial.
For the six months ended June 30, 2026 and 2025, the weighted average interest rate for the warehouse lines of credit was 5.43% and 6.46%, respectively. The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth, liquid assets, liquidity ratios, and leverage ratios, and earnings. In addition, these warehouse lines also require the Company to maintain compensating cash balances. As of June 30, 2026 and December 31, 2025, the Company maintained $3.8 million of cash collateral deposits included in restricted cash and $7.0 million of compensating balances included in cash and cash equivalents on the accompanying condensed consolidated balance sheets. The Company was in compliance with all financial covenants under the warehouse lines as of June 30, 2026.

6. Loans Held for Investment
The majority of the Company’s Loans Held for Investment portfolio consists of property - buy to let loans, which is the purchase of property for the purpose of renting to a tenant, which makes up 99.9% and 99.9% of the total loan portfolio as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the Company’s loans held for investment continue to be included within assets of discontinued operations on the condensed consolidated balance sheets as they relate to the Birmingham Bank disposal group (see Note 3). Prior to classification as held for sale, the Company’s Loans

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Held for Investment portfolio was summarized as follows:

(Amounts in thousands)	June 30, 2026	December 31, 2025
Property - Buy to Let	$746,137	$736,807
Other	288	544
Deferred fees, net	(11,958)	(13,713)
Fair value hedge basis adjustment	(2,888)	1,946
Allowance for credit losses	(2,395)	(2,251)
Total Loans Held for Investment, net	$729,184	$723,333
The following table presents the activity in the allowance for credit losses related to loans held for investment:

	Six Months Ended June 30,
(Amounts in thousands)	2026	2025
Balance at beginning of period	$(2,251)	$(1,667)
Provision for credit losses	(178)	(982)
Effect of foreign currency exchange rate changes	34	(152)
Balance at end of period	$(2,395)	$(2,801)
Accrued interest receivable on loans receivable totaled $1.5 million and $1.0 million, respectively, as of June 30, 2026 and December 31, 2025, which are included within assets of discontinued operations on the condensed consolidated balance sheets. The Company elected the practical expedient to exclude the applicable accrued interest receivable on loans receivable from the disclosed amortized cost basis.
The Company concluded that it has a non-accrual policy which allows for the timely reversal of accrued interest should an asset be placed on non-accrual; accordingly, there was no allowance for credit losses for accrued interest receivable on loans receivable as of June 30, 2026. When writing off uncollectible accrued interest receivables on its loans held for investment portfolio, the Company considers 90 days to be a timely manner.
Uncollectible amounts of accrued interest receivable are charged off by reversing interest income. The Company had no charge-offs of uncollectible accrued interest on its outstanding loans held for investment during each of the six months ended June 30, 2026 and 2025.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. As of June 30, 2026, there were five loans held for investment with a total unpaid principal balance $3.9 million past due. As of December 31, 2025, there was an immaterial amount of loans held for investment past due.
The Company considers loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, or where foreclosure is probable, to be collateral dependent. As of June 30, 2026 and December 31, 2025, there was one loan with a total unpaid balance of approximately $2.5 million in which formal foreclosure proceedings were in process.
Loans are placed on non-accrual status and the accrual of interest is discontinued if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Generally, payments received on non-accrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of June 30, 2026, one loan was on non-accrual status. Upon placement on non-accrual status, the Company ceased accruing interest income on the loan. As of December 31, 2025, there were no loans that were placed on non-accrual status.
During each of the three and six months ended June 30, 2026 and 2025, there were no modifications for loans to borrowers experiencing financial difficulty.

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
The Company utilizes maturity bands to assess the probability of credit losses within the portfolio. The three main bands are as follows: 0-20 months, 21-40 months, and over 40 months. The following table presents amortized cost for outstanding loans, by class and year of origination/renewal, as of June 30, 2026 and December 31, 2025.
The amounts presented by year of origination exclude fair value hedge accounting basis adjustments and net deferred fees, which are presented separately above:

June 30, 2026
(Amounts in thousands)	2026	2025	2024	2023	2022	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	—	223	—	—	—	223
Over 40 Months	26,013	593,051	114,131	761	—	—	733,956
Total	$26,013	$593,051	$114,354	$761	$—	$—	$734,179

Other
0-20 Months	$—	$—	$—	$—	$256	$32	$288
21-40 Months	—	—	—	—	—	—	—
Over 40 Months	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$256	$32	$288

Total	$26,013	$593,051	$114,354	$761	$256	$32	$734,467

December 31, 2025
(Amounts in thousands)	2025	2024	2023	2022	2021	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	226	—	—	—	—	226
Over 40 Months	605,424	116,675	769	—	—	—	722,868
Total	$605,424	$116,901	$769	$—	$—	$—	$723,094

Other
0-20 Months	$—	$—	$—	$406	$125	$—	$531
21-40 Months	—	—	13	—	—	—	13
Over 40 Months	—	—	—	—	—	—	—
Total	$—	$—	$13	$406	$125	$—	$544

Total	$605,424	$116,901	$782	$406	$125	$—	$723,638

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Goodwill and Internal Use Software and Other Intangible Assets, Net
Changes in the carrying amount of goodwill, net consisted of the following:

	Six Months Ended June 30,
(Amounts in thousands)	2026	2025
Balance at beginning of period	$10,995	$23,615
Goodwill impairment	—	(488)
Reclassification of discontinued operations goodwill to assets held for sale	—	(13,770)
Effect of foreign currency exchange rate changes	—	1,638
Balance at end of period	$10,995	$10,995
No impairment of goodwill was recognized for each of the three and six months ended June 30, 2026. During the six months ended June 30, 2025, the Company recorded goodwill impairment charges of $0.5 million related to an entity that was subsequently sold during 2025, and was included within other expense (income) in the condensed consolidated statements of operations and comprehensive loss. Accordingly, there were no accumulated goodwill impairment losses as of June 30, 2026 and 2025. Goodwill associated with the Birmingham Bank disposal group is included within assets of discontinued operations.
Internal use software and other intangible assets, net consisted of the following:

	As of June 30, 2026
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$162,067	$(146,483)	$15,584
Intellectual property and other	5.0	1,696	(1,636)	60
Total Intangible assets with finite lives, net		163,763	(148,119)	15,644
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Total Internal use software and other intangible assets, net		$165,583	$(148,119)	$17,464

	As of December 31, 2025
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$156,482	$(141,092)	$15,390
Intellectual property and other	5.0	1,697	(1,558)	139
Total Intangible assets with finite lives, net		158,179	(142,650)	15,529
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Total Internal use software and other intangible assets, net		$159,999	$(142,650)	$17,349
The December 31, 2025 amounts presented above have been reclassified to conform to the current-period presentation. Goodwill and intangible assets associated with the Birmingham Bank disposal group are not included in the tables above and are instead presented within assets of discontinued operations. See Note 3 for further details.
The Company capitalized $2.2 million and $2.9 million in internal use software and website development costs during the three months ended June 30, 2026 and 2025, respectively. Internal use software and website development costs during

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the three months ended June 30, 2026 and 2025 had a weighted-average amortization period of 3.0 years. Included in capitalized internal use software and website development costs are $0.1 million and $0.4 million of stock-based compensation costs for the three months ended June 30, 2026 and 2025, respectively. Amortization expense totaled $2.7 million and $3.2 million during the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, no impairment was recognized relating to intangible assets.
The Company capitalized $5.5 million and $5.6 million in internal use software and website development costs during the six months ended June 30, 2026 and 2025, respectively. Included in capitalized internal use software and website development costs were $1.1 million and $0.8 million of stock-based compensation costs for the six months ended June 30, 2026 and 2025, respectively. Amortization expense totaled $5.5 million and $6.4 million during the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized impairment charges related to intangible assets of $0.3 million and none, respectively.
Amortization expense related to intangible assets as of June 30, 2026 is expected to be as follows:

(Amounts in thousands)	Total
2026 (remaining)	$4,591
2027	7,027
2028	3,681
2029	345
Total	$15,644

8. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following:

	As of June 30,	As of December 31,
(Amounts in thousands)	2026	2025
Prepaid expenses	$14,950	$11,786
Tax receivables	6,593	6,242
Security deposits	8,932	8,763
Prefunded loans in escrow	1,763	352
Total prepaid expenses and other assets	$32,238	$27,143
The December 31, 2025 amounts presented above have been reclassified to conform to the current-period presentation. Prepaid expenses and other assets associated with the Birmingham Bank disposal group are not included in the table above and are instead presented within assets of discontinued operations. See Note 3 for additional information.
The prefunded loans in escrow consist of loans that were funded in the current period but closed in the subsequent period. Due to the timing of the closing of these loans, they are not mortgage loans held for sale in the current period.
9. Customer Deposits
Customer Deposits—The Company offers individual savings accounts and other depository products with differing maturities and interest rates through its U.K. banking operations. As of June 30, 2026 and December 31, 2025, customer deposits continue to be included within liabilities of discontinued operations on the condensed consolidated balance sheets as they relate to the Birmingham Bank disposal group (see Note 3). The balance of customer deposits as of June 30, 2026 and December 31, 2025 was $746.0 million and $763.0 million, respectively.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present average balances and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended June 30,
	2026		2025
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$134,534	3.42%	$82,670	3.80%
Term	587,257	4.31%	326,044	4.57%
Savings	28,253	2.23%	437	2.70%
Total deposits	$750,044	3.32%	$409,151	3.69%

	Six Months Ended June 30,
	2026		2025
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$139,676	3.48%	$65,410	3.75%
Term	592,886	4.33%	248,019	4.64%
Savings	26,769	2.46%	492	2.11%
Total deposits	$759,331	3.42%	$313,921	3.50%
The following table presents maturities of customer deposits:

(Amounts in thousands)	As of June 30, 2026
Demand deposits	$157,909
Maturing In:
2026	54,766
2027	235,283
2028	155,423
2029	40,249
2030	100,497
Thereafter	1,875
Total	$746,002
Interest expense on deposits is recorded in interest expense in the condensed consolidated statements of operations and comprehensive loss for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Notice	$1,453	$853	$3,162	$1,316
Term	6,579	3,499	13,462	5,041
Savings	22	—	36	—
Total Interest Expense	$8,054	$4,352	$16,660	$6,357
Deposits are for U.K. banking clients and are protected up to £120 thousand ($158.8 thousand) per eligible person by the Financial Services Compensation Scheme in the U.K. Of the total customer deposits as of June 30, 2026, and $183.1 million were over the applicable protected amount.
10. Senior Notes
Convertible Notes—As a result of the April 2025 Note Exchange described below, all Convertible Notes (as defined below) were extinguished. Accordingly, there was no outstanding balance as of June 30, 2026 or December 31, 2025, and

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
no interest expense was recognized for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company recorded a total of none and $1.7 million, respectively, of interest expense related to the Convertible Notes, representing interest incurred prior to the exchange. Interest expense from the Convertible Notes is included in interest expense within the condensed consolidated statements of operations and comprehensive loss.
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
Senior Notes—On the Closing Date, the Company entered into an indenture (the “Senior Notes Indenture”) with GLAS Trust Company LLC, as trustee and notes collateral agent (the “Trustee”). As of both June 30, 2026 and December 31, 2025, the carrying amount of the Senior Notes was $198.8 million on the condensed consolidated balance sheets. Cash interest payments are applied as reductions to the carrying amount of the Senior Notes in accordance with TDR accounting. Since July 18, 2025, the Company has elected to pay interest in kind on the Senior Notes.
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
TheNumber—The Company originally entered into a data analytics services agreement in August 2016 with TheNumber, LLC (“TheNumber”), an entity affiliated with both Vishal Garg, the Company’s founder, former Chief Executive Officer and a member of the board, and 1/0 Real Estate, which is also affiliated with Vishal Garg.
In September 2021, the Company and TheNumber entered into a technology integration and license agreement. The listed services provided by TheNumber are lead generation, market rate analysis, lead growth analysis, property listing analysis, automated valuation models, and financial risk analysis. Both parties agreed to jointly develop all aspects of this program, and the agreement provides for the utilization of TheNumber employees by the Company. In March 2026, the agreement was extended through April 2026. The services provided by TheNumber are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with these agreements, the Company paid expenses of $0.5 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. The Company paid expenses of $0.7 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively, and had a payable of $0.4 million and $0.1 million as of June 30, 2026 and December 31, 2025, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets.
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
During 2024, the Company decided to cease offering the products and services provided via the Notable Agreements. As of June 30, 2026 and December 31, 2025, the Company had $1.9 million and $2.5 million, respectively, of unsecured home improvement loans purchased from Notable, which are included within mortgage loans held for sale, at fair value on the condensed consolidated balance sheets. Notable will continue to provide servicing for the loans purchased from Notable that remain on the Company’s condensed consolidated balance sheet.
Other Related Party Services—The Company has relationships with 1/0 Capital LLC and Zethos Inc (doing business as “True Work”), companies affiliated with Vishal Garg, the Company’s founder, former Chief Executive Officer and a member of the board, which provide services to the Company varying from data analytics to information technology support services. For both the three and six months ended June 30, 2026 and 2025, the Company recorded an immaterial amount, in relation to these services, which are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. As of both June 30, 2026 and December 31, 2025, the Company included a payable of an immaterial amount within accounts payable and accrued expenses on the condensed consolidated balance sheets.
Note Exchange Agreement—See Note 10, for further details on the Exchange with SB Northstar LP, a related party of the Company.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. Commitments and Contingencies
Litigation—The Company, among other things, engages in mortgage lending, title and settlement services, and other financial technology services. The Company operates in a highly regulated industry and may be subject to various legal and administrative proceedings concerning matters that arise in the normal and ordinary course of business, including inquiries, complaints, audits, examinations, investigations, employee labor disputes, and potential enforcement actions from regulatory agencies. While the ultimate outcome of these matters cannot be predicted with certainty due to inherent uncertainties in litigation, management accrues for losses when they are probable to occur and such losses are reasonably estimable, and discloses pending litigation if the Company believes a possibility exists that the litigation will have a material effect on its financial results. Legal costs, including attorneys’ fees and related costs, are accounted for as they are incurred.
Since the third quarter of 2020, the Company regularly has been the subject of employee-related labor disputes, including disputes alleging that the Company failed to pay certain employees for overtime and has violated, or is in violation of, the Fair Labor Standards Act and labor laws in the State of California. The majority of such legal claims and proceedings are in the early stages. As part of the disputes and other similar types of legal matters, the Company included an estimated liability of $6.6 million and $6.7 million, as of June 30, 2026 and December 31, 2025, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. During the three and six months ended June 30, 2026, the changes in liability included a settlement of $0.2 million, as well as additional accruals of $0.3 million related to certain other employment matters, which were included within general and administrative expense on the condensed consolidated statement of operations and comprehensive loss. No additional expense was accrued for the three months ended June 30, 2026 or 2025 or during the six months ended June 30, 2025. In addition, on July 1, 2026, the parties in Dominguez v. Better Mortgage Corporation, one such dispute alleging failure to pay employees for overtime in the State of California filed for approval of a settlement agreement, under which Better would pay a class settlement amount of $6.6 million, which is included in the Company's estimated liability as of June 30, 2026. If approved, under the terms of the settlement, the payment would not be due before January 8, 2027.
The Company is currently defending a legal claim for which management believes an unfavorable outcome is probable. Due to the uncertainties inherent in the matter, including the outcome and the amount of potential damages, the Company is unable to estimate the amount or range of a probable loss, if any, at this time. Accordingly, no liability has been accrued with respect to this matter.
Regulatory Matters—In the third quarter of 2021, following third-party audits of samples of loans produced during the fiscal years 2018, 2019, and 2021, the Company became aware of certain TILA-RESPA Integrated Disclosure (“TRID”) defects in the loan production process that resulted in the final closing costs disclosed in the closing disclosure, in some instances, being greater than those disclosed in the loan estimate. Some of these defects were outside applicable tolerances under the TRID rule, which resulted in potential overcharges to consumers. As of June 30, 2026 and December 31, 2025, the Company included an estimated liability of $0.8 million and $5.1 million, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets. During the three months ended June 30, 2026, the Company recorded a reduction in the liability for these potential TRID defects of $4.4 million, which is included within loan origination expense in the condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2026, the Company recorded a net reduction in the liability for these potential TRID defects of $4.3 million, which is included within loan origination expense in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2026, the Company recorded no relief of the liability due to payments to customers.
For the three and six months ended June 30, 2025, the Company recorded an additional accrual of $0.1 million and a reduction in the liability of $0.8 million for these potential TRID defects, respectively, which are included within loan origination expense in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2025, the Company had relief of the liability due to payments to customers in the amount of $0.7 million and $0.8 million, respectively. This accrual is the Company’s best estimate of potential exposure on the larger population of loans based on the results obtained by the audited sample. The accrued amounts are for estimated refunds potentially due to consumers for TRID tolerance errors for loans produced with the identified defects. The Company is continuing to remediate TRID tolerance defects as necessary.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Concentrations—See below for areas considered to be concentrations of credit risk for the Company:
Significant loan purchasers are those which represent more than 10% of the Company’s loan volume. During the three months ended June 30, 2026, the Company had four loan purchasers that respectively accounted for 25%, 13%, 12% and 10% of loans sold by the Company. During the three months ended June 30, 2025, the Company had three loan purchasers that accounted for 35%, 12%, and 11% of loans sold by the Company. During the six months ended June 30, 2026, the Company had three loan purchasers that respectively accounted for 22%, 14% and 11% of loans sold by the Company. During the six months ended June 30, 2025, the Company had three loan purchasers that accounted for 34%, 13% and 12% of loans sold by the Company.
Concentrations of credit risk associated with the LHFS carried at fair value are limited due to the large number of borrowers and their dispersion across many geographic areas throughout the United States. As of June 30, 2026, the Company originated 11% of its LHFS secured by properties in California. As of December 31, 2025, the Company originated 12% of its LHFS secured by properties in California.
The Company maintains cash and cash equivalent balances at various financial institutions. Cash accounts at each bank are insured by the Federal Deposit Insurance Corporation for amounts up to $0.25 million. As of June 30, 2026 and December 31, 2025, the majority of the Company’s cash and cash equivalent balances are in excess of the insured limits at various financial institutions.
Escrow Payable and Other Customer Accounts—In accordance with its lender obligations, the Company maintains a separate escrow bank account to hold borrower funds pending future disbursement. The Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. The Company also administers customer deposits in relation to other non-mortgage products and services that the Company offers. These funds are shown as restricted cash and there is a corresponding escrow payable on the condensed consolidated balance sheet, as they are being held on behalf of the borrower or customer. The balance in these accounts as of June 30, 2026 and December 31, 2025, was $0.8 million and $0.2 million, respectively, and are included within escrow payable and other customer accounts on the condensed consolidated balance sheets.
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
For all counterparties with open positions as of June 30, 2026, in the event that the Company does not deliver into the forward-delivery commitments, they can be settled on a net basis. Net settlements entail paying or receiving cash based upon the change in market value of the existing instrument.
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
Credit Risk—The Company’s hedging program is not designated as formal hedging from an accounting standpoint, contains an element of risk because the counterparties to its mortgage securities transactions may be unable to meet their

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
obligations. While the Company does not anticipate nonperformance by any counterparty, it is exposed to potential credit losses in the event the counterparty fails to perform. The Company’s exposure to credit risk in the event of default by the counterparty is the difference between the contract and the current market price. The Company minimizes its credit risk exposure by limiting the counterparties to well-established banks and securities dealers who meet established credit and capital guidelines. All counterparties are over-the-counter (“OTC”) and subject to credit support arrangements (“CSA”) that require the posting or receipt of cash collateral based on changes in the fair value of derivative positions on a daily basis. As of June 30, 2026, the Company had no material collateral posted or received related to these derivative instruments. Accordingly, the Company's counterparty credit exposure is substantially mitigated by these contractual margining arrangements.
Loan Repurchase Reserve—The Company sells loans to loan purchasers without recourse. As such, the loan purchasers have assumed the risk of loss or default by the borrower. However, the Company is usually required by these loan purchasers to make certain standard representations and warranties relating to the loan for up to three years post sale. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify these loan purchasers for losses. In addition, if loans pay-off within a specified time frame the Company may be required to refund a portion of the sales proceeds to the loan purchasers. The Company repurchased $2.0 million (8 loans) and $2.2 million (9 loans) in unpaid principal balance of loans during the three months ended June 30, 2026 and 2025, respectively, related to its loan repurchase obligations. The Company repurchased $6.1 million (24 loans) and $4.2 million (15 loans) in unpaid principal balance of loans during the six months ended June 30, 2026 and 2025, respectively, related to its loan repurchase obligations. The Company’s loan repurchase reserve is included within other liabilities on the condensed consolidated balance sheets. The provision for/(recovery of) the loan repurchase reserve is included within gain on loans, net on the condensed consolidated statements of operations and comprehensive loss. The following presents the activity of the Company’s loan repurchase reserve:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Loan repurchase reserve at beginning of period	$3,849	$5,045	$4,268	$7,523
Provision/(recovery)	872	(422)	1,510	(2,549)
Charge-offs	(642)	(312)	(1,699)	(663)
Loan repurchase reserve at end of period	$4,079	$4,311	$4,079	$4,311
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

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. Net Loss Per Share
The computation of net loss per share and weighted average shares of the Company's common stock outstanding during the periods presented is as follows:

(Amounts in thousands, except for share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net loss per share:
Net loss from continuing operations	$(31,465)	$(32,364)	$(80,815)	$(78,336)
Net income (loss) from discontinued operations	872	(3,906)	(20,089)	(8,491)
Net loss	$(30,593)	$(36,270)	$(100,904)	$(86,827)
Shares used in computation:
Weighted average common shares outstanding	18,653,890	15,187,558	17,538,353	15,185,724
Diluted weighted-average common shares outstanding	18,653,890	15,187,558	17,538,353	15,185,724
Loss per share attributable to common stockholders, basic and diluted:
Net loss from continuing operations	$(1.69)	$(2.13)	$(4.61)	$(5.16)
Net income (loss) discontinued operations	0.05	(0.26)	(1.15)	(0.56)
Net loss	$(1.64)	$(2.39)	$(5.76)	$(5.72)

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

	Six Months Ended June 30,
(Amounts in thousands)	2026	2025
RSUs and Options to purchase common stock (1)	2,807	1,517
Public Warrants (1)(2)	6,075	6,075
Private Warrants (1)(2)	3,733	3,733
Sponsor locked-up shares (1)	14	14
Total	12,629	11,339
__________________
(1)Securities have an antidilutive effect under the treasury stock method.
(2)Public and Private Warrants (as defined below) are unadjusted by the Reverse Stock Split as a holder must exercise 50 warrants to receive one share of common stock.

15. Fair Value Measurements
The Company’s financial instruments measured at fair value on a recurring basis are summarized below. As of June 30, 2026, certain derivative instruments, including interest rate swaps associated with the Birmingham Bank disposal

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
group, have been reclassified to assets and liabilities of discontinued operations, see Note 3. The December 31, 2025 amounts presented below have been reclassified to conform to the current-period presentation.

	June 30, 2026
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$511,080	$—	$511,080
Derivative assets, at fair value (1)	—	30	3,528	3,558
Total Assets	$—	$511,110	$3,528	$514,638

Derivative liabilities, at fair value (1)	$—	$56	$164	$220
Warrants and equity related liabilities, at fair value (2)	1,136	1,036	—	2,172
Total Liabilities	$1,136	$1,092	$164	$2,392

	December 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$466,681	$—	$466,681
Derivative assets, at fair value (1)	—	—	4,210	4,210
Total Assets	$—	$466,681	$4,210	$470,891

Derivative liabilities, at fair value (1)	$—	$554	$250	$804
Warrants and equity related liabilities, at fair value (2)	668	808	—	1,476
Total Liabilities	$668	$1,362	$250	$2,280
__________________
(1)As of June 30, 2026, derivative assets and liabilities represent both IRLCs and forward sale commitments. As of December 31, 2025, derivative assets represent IRLCs, and liabilities represent forward sale commitments, IRLCs and interest rate swaps.
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
Derivative Assets and Liabilities—The Company uses derivatives to manage various financial risks. The fair values of derivative instruments are determined based on quoted prices for similar assets and liabilities, dealer quotes, and internal pricing models that are primarily sensitive to market observable data. The Company uses other derivative financial instruments, primarily TBA purchase and sale commitments, to manage exposure to interest rate risk and changes in the fair value of the Pipeline. These derivatives are recorded at fair value based on pricing of similar instruments in the secondary market. The changes in value of all derivative financial instruments related to the Pipeline are recorded as Gain on sale of loans, net on the condensed consolidated statements of operations and comprehensive loss. The Company utilizes IRLCs and forward sale commitments. The fair value of IRLCs, which are related to mortgage loan commitments, is based on quoted market prices, adjusted by the pull-through factor, and includes the value attributable to the net servicing fee. The Company evaluated the significance and unobservable nature of the pull-through factor and determined that the classification of IRLCs should be Level 3 as of June 30, 2026 and December 31, 2025. Significant changes in the pull-through factor of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The value of IRLCs also rises and falls with changes in interest rates; for example, entering into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, will decrease the value of IRLC. The Company had purchases/issuances of approximately $11.2 million and $10.8 million of IRLCs during the three months ended June 30, 2026 and 2025, respectively. The Company had purchases/issuances of approximately $23.3 million and $18.8 million of IRLCs during the six months ended June 30, 2026 and 2025, respectively.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The number of days from the date of the IRLC to expiration of the rate lock commitment outstanding as of June 30, 2026 was approximately 39 days on average. The Company attempts to match the maturity date of the IRLCs with the forward commitments. Derivatives are presented in the condensed consolidated balance sheets under derivative assets, at fair value and derivative liabilities, at fair value.
The following table summarizes the net gains (losses) on derivative financial instruments and are included in gain on loans, net within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
IRLCs	$(317)	$1,313	$(597)	$3,950
Forward sale commitments(1)	349	(687)	3,634	(3,190)
Total net gains	$32	$626	$3,037	$760
__________________
(1)Includes unrealized losses related to the changes in fair value of $4.6 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively. Includes unrealized gains/(losses) related to the changes in fair value of $0.5 million and $(3.9) million for the six months ended June 30, 2026 and 2025, respectively.

The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows:

(Amounts in thousands)	Notional Value	Derivative Asset	Derivative Liability
Balance as of June 30, 2026
Derivatives not designated as hedging instruments:
IRLCs	$187,827	$3,528	$164
Forward commitments	$173,000	30	56
Total		$3,558	$220

Balance as of December 31, 2025
Derivatives not designated as hedging instruments:
IRLCs	$271,373	$4,210	$250
Forward commitments	$286,000	—	554
		$4,210	$804
Derivatives designated as hedging instruments:
Interest rate swaps	$268,768	$—	$1,627
Total		$4,210	$2,431
Derivatives Designated as Hedging Instruments—Prior to classification as held for sale, the Company designated interest rate swap contracts as fair value hedges that qualified for hedge accounting. The fair value of interest rate swaps are based on broker quotes. As of June 30, 2026, these interest rate swaps are included within assets of discontinued operations as part of the Birmingham Bank disposal group (see Note 3). We elected to account for the fair value hedges using the portfolio layer method. We previously recorded the interest rate swaps in the line item "Derivative assets" on our condensed consolidated balance sheet. For qualifying fair value hedges, both the changes in the fair value of the derivative and the portion of the fair value adjustments associated with the portfolio layer attributable to the hedged risk are recognized into earnings as they occur. Derivative amounts impacting earnings are recognized consistent with the classification of the hedged item in the line item "Loans Held for Investment " as part of interest income, a component of consolidated net loss.
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

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Warrant and equity related liabilities—The warrant liability consists of Warrants and certain shares issued to Novator Capital Sponsor Ltd. (the “Sponsor”), a related party, that are subject to transfer restrictions contingent on the price of Class A common stock exceeding certain thresholds (the "Sponsor-Locked-Up Shares"). The warrants consist of the Company's publicly traded warrants ("Public Warrants") and private warrants to acquire shares of Aurora Acquisition Corp. that have been converted into warrants to acquire shares of Class A common stock ("Private Warrants," and together with the Public Warrants, the “Warrants”). The Public Warrants trade on the Nasdaq under the ticker symbol “BETRW” and as such is considered a Level 1 input from an active market to derive the value. The Private Warrants and Sponsor-Locked up Shares, although not publicly traded on an active market, use inputs from the publicly traded Public Warrants and the Company’s publicly traded common stock, respectively, and are further calibrated using unobservable inputs representing Level 2 measurements within the fair value hierarchy.
Private and Public Warrants—As of June 30, 2026 and December 31, 2025, the Company had a total of $1.9 million and $1.2 million of Private Warrants and Public Warrants, respectively, included as warrant and equity related liabilities within the condensed consolidated balance sheets. The change in fair value of Warrants for the three months ended June 30, 2026 and 2025, was a gain of $1.0 million and a loss of $0.6 million, respectively, and is included in other expenses within the condensed consolidated statements of operations and comprehensive loss. The change in fair value of Warrants for the six months ended June 30, 2026 and 2025, was a loss of $0.7 million and a loss of $0.3 million, respectively, and is included in other expenses (income) within the condensed consolidated statements of operations and comprehensive loss.
Framework Warrant (2026)— During the three months ended March 31, 2026, the Company issued a warrant (the “2026 Warrant”) in connection with a private placement transaction, which provided the holder the right to purchase up to 211,312 shares of the Company’s Class A common stock. The warrant was fully exercised during the period, resulting in the issuance of 211,312 shares of Class A common stock to the holder and receipt by the Company of aggregate cash proceeds of approximately $5.7 million. The shares issued upon exercise were recorded within common stock and additional paid-in capital. The Company recognized a loss of $4.4 million related to the 2026 Warrant, including changes in fair value prior to exercise, and is included within other expenses (income) in the condensed consolidated statements of operations and comprehensive loss. No amounts related to the 2026 Warrant remained outstanding as of June 30, 2026.
Sponsor Locked-up Shares—As of June 30, 2026 and December 31, 2025, the Company had a total of $0.3 million and $0.3 million, respectively, of Sponsor Locked-up Share liabilities, which are included within warrant and equity liabilities in the condensed consolidated balance sheets. The change in fair value of Sponsor Locked-up Shares for both the three and six months ended June 30, 2026 and 2025 were immaterial gains and losses and are included in other expenses within the condensed consolidated statements of operations and comprehensive loss.
Counterparty agreements for forward sale commitments contain master netting agreements, which contain a legal right to offset amounts due to and from the same counterparty and can be settled on a net basis.
As of June 30, 2026 and December 31, 2025, Level 3 instruments include IRLCs. The following table presents the rollforward of Level 3 IRLCs:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Balance at beginning of period	$3,680	$3,848	$3,961	$1,222
Change in fair value of IRLCs	(316)	1,290	(597)	3,916
Balance at end of period	$3,364	$5,138	$3,364	$5,138
The table below presents gross amounts of recognized assets and liabilities subject to master netting agreements.

	June 30, 2026
(Amounts in thousands)	Gross Assets/Liabilities	Amounts Offset	Net Balance Sheet amount	Financial Collateral	Cash Collateral	Net Assets/Liabilities
Offsetting of Forward Commitments - Assets	$30	$—	$30	$—	$—	$30
Offsetting of Forward Commitments - Liabilities	$(56)	$—	$(56)	$—	$443	$387

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
(Amounts in thousands)	Gross Assets/Liabilities	Amounts Offset	Net Balance Sheet amount	Financial Collateral	Cash Collateral	Net Assets/Liabilities
Offsetting of Forward Commitments - Assets	$—	$—	$—	$—	$—	$—
Offsetting of Forward Commitments - Liabilities	$(554)	$—	$(554)	$—	$517	$(37)
Significant Unobservable Inputs—The following table presents quantitative information about the significant unobservable inputs used in the recurring fair value measurements of assets categorized within Level 3 of the fair value hierarchy:

	June 30, 2026		December 31, 2025
(Amounts in dollars, except percentages)	Range	Weighted Average	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.01% - 99.70%	60.5%	0.03% - 99.60%	69.2%
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

		June 30, 2026		December 31, 2025
(Amounts in thousands)	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	Level 1	$102,250	$102,250	$79,357	$79,357
Restricted cash	Level 1	$9,633	$9,633	$8,926	$8,926
Short-term investments	Level 1	$82,785	$82,858	$103,607	$103,849
Loans held for investment	Level 3	$731,579	$741,510	$725,584	$745,367
Warehouse lines of credit	Level 2	$454,334	$454,334	$411,862	$411,862
Escrow Payable	Level 2	$806	$806	$172	$172
Senior Notes	Level 3	$198,802	$134,344	$198,802	$135,916
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
16. Income Taxes
On a consolidated basis, the Company recorded total income tax benefit of $1.5 million and income tax expense of $0.2 million on income from continuing operations for the six months ended June 30, 2026 and 2025, respectively. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
factors, including the ability to accurately project the Company’s pre-tax income or loss for the year and the mix of earnings among various tax jurisdictions. The year-to-date effective tax rate, after discrete items, on income from continuing operations, of 1.82% for the six months ended June 30, 2026, changed from (0.31)% for the six months ended June 30, 2025. The income tax benefit for the six months ended June 30, 2026 was primarily attributable to discrete items related to release of uncertain tax positions upon expiration of the applicable statutes of limitations and from pre‑tax income projections in certain foreign jurisdictions where the Company files standalone returns.
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred income tax assets. The Company is in a three-year cumulative loss position as of June 30, 2026. Further, due to losses being estimated in the future, management continues to believe it is more likely than not that the benefit of the deferred income tax assets will not be realized. In recognition of this risk, the Company continues to provide a full valuation allowance on deferred income tax assets.

17. Segment Reporting
The Company’s reportable segments are strategic business units that offer different products and services. During the first quarter of 2026, the Company determined that its Banking segment met the criteria for classification as discontinued operations (see Note 3). Accordingly, the Company has one reportable segment, Home Finance, for all periods presented.
The Home Finance segment provides home ownership services, including purchase mortgages, refinance mortgages, home equity lines of credit, and mortgage-related services such as real estate and insurance services.
The Company's chief operating decision maker ("CODM"), the Chief Executive Officer, evaluates segment performance and allocates resources based on consolidated net loss from continuing operations, as presented in the condensed consolidated statements of operations and comprehensive loss. The CODM also reviews consolidated assets and significant expense categories presented in the condensed consolidated financial statements when evaluating performance and allocating resources. Prior-period segment information has been recast to conform to the current presentation.
18. Stockholders' Equity
The Company’s Class A common stock and Public Warrants currently trade on the Nasdaq, under the ticker symbols “BETR” and “BETRW”, respectively. Each outstanding share of Pre-Business Combination Better common stock was exchanged for approximately 3.06 shares of the Company’s Class A or Class B common stock.
Issuance of common stock—During the second quarter of 2026, the Company completed an underwritten public offering of 2,156,250 shares of its Class A common stock at a public offering price of $32.00 per share. The Company received aggregate net proceeds of approximately $66.1 million from the offering before expenses. The Company incurred offering costs of $0.4 million in connection with the issuance.
The Company has an at-the-market equity offering program (the “ATM Program”) under which it may sell shares of its Class A common stock from time to time. The ATM Program was established in September 2025 pursuant to separate sales agreements (each, a “Sales Agreement” and collectively, the “Sales Agreements”) with Cantor Fitzgerald & Co. and BTIG, LLC (each an “Agent” and collectively, the “Agents”). Under the Sales Agreements, the Company may offer and sell shares of its Class A common stock, par value $0.0001 per share (the “Shares”), having an aggregate offering price of up to $75.0 million, from time to time, in “at-the-market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, through the Agents acting as sales agents or principals. Sales of Shares, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. Each Agent is entitled to a commission of 2.0% of the gross sales price of Shares sold through such Agent under its Sales Agreement. The Shares will be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-287335), which was declared effective by the SEC on June 6, 2025, and the related prospectus supplement dated September 26, 2025.
During the six months ended June 30, 2026, the Company sold 328,030 shares of Class A common stock under the ATM Program for total gross proceeds of $11.9 million. The Company incurred commissions and other offering expenses of $0.2 million. During the three months ended June 30, 2026, the Company did not issue any common stock under the ATM Program.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
19. Stock-Based Compensation
Stock-Based Compensation Expense—Stock-based compensation expense is included within compensation and benefits in the condensed consolidated statements of operations and comprehensive loss. The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Stock-based compensation expense	$14,585	$4,252	$38,380	$8,285

Of the total stock-based compensation expense, $11.8 million and $28.4 million is related to performance stock units (“PSUs”) awarded to employees and non-employee directors that include a market‑based vesting conditions for the three and six months ended June 30, 2026, respectively. The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable, which was deemed to be during the first quarter of 2026. Stock-based compensation expense excludes $0.1 million and $0.4 million of stock-based compensation expense for the three months ended June 30, 2026 and 2025, which was capitalized (see Note 7). Stock-based compensation expense excludes $1.1 million and $0.8 million of stock-based compensation expense for the six months ended June 30, 2026 and 2025, respectively, which was capitalized (see Note 7 for further details).

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
The Company, through Better Mortgage Corporation, is required to meet certain minimum net worth, minimum capital ratio and minimum liquidity requirements, including those established by HUD, FMCC and FNMA. The most restrictive applicable minimum net worth requirement was approximately $85.0 million, and Better Mortgage Corporation’s adjusted tangible net worth was approximately $109.5 million. As of June 30, 2026, the Company was in compliance with all necessary requirements.
Additionally, the Company may be subject to other financial requirements established by government-sponsored enterprises (“GSEs”), which include a limit for a decline in net worth and quarterly profitability requirements. The Company remains in compliance with all applicable requirements as of June 30, 2026.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Better Home & Finance Holding Company’s (together with its consolidated subsidiaries, the “Company,” “we” “our” or “us”) financial condition and results of operations should be read together with our audited consolidated financial statements as of December 31, 2025 and for the years ended December 31, 2025 and 2024, in each case, together with related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), and our condensed consolidated financial statements and related notes as of and for the quarterly period ended June 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).
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
Designed to scale across products, channels, and market conditions, Tinman® is not just the engine behind Better; it is how we are modernizing the broader mortgage industry. Through Tinman®, we partner with lenders, banks, and financial institutions to bring AI-driven efficiency and savings to their own customers, helping transform an industry long overdue for change.
Business Environment
The mortgage industry continued to operate in a dynamic macroeconomic and geopolitical environment during the second quarter of 2026. In June 2026, the U.S. Federal Reserve maintained the federal funds target range at approximately 3.50% to 3.75%, continuing its restrictive monetary policy stance as inflation remained above the Federal Reserve's long-term 2% target, despite showing signs of moderation.
Mortgage rates remained elevated throughout the quarter, although they exhibited periodic volatility driven by changing inflation expectations, treasury yield movements, and geopolitical developments. The continuation of conflict in the Middle East, including disruptions affecting the Strait of Hormuz, contributed to volatility in oil prices and financial markets, creating additional uncertainty around the interest rate outlook and mortgage financing conditions.
Elevated borrowing costs continued to constrain overall mortgage origination activity, with refinance activity and demand among rate-sensitive consumers particularly affected, as prevailing rate levels limited the incentive to refinance. Ongoing home affordability challenges, resulting from higher home prices and limited housing inventory, represented a further headwind to origination volumes broadly. Despite these pressures, purchase mortgage demand remained comparatively durable, reflecting the extent to which purchase activity is driven by non-discretionary, life-event factors such as relocation, household formation and job changes that occur independent of the rate environment, making it less cyclical than refinance activity. At the same time, lenders with diversified product offerings, including home equity products, continued to be better positioned to address evolving consumer financing needs and benefit from demand that tends to increase in higher-rate environments.

Our Business Model
We generate revenue through the production and sale of loans and other product offerings through our platform. The revenue and mix of revenue as a percentage of total revenue attributable to our sale of loan production (Gain on loans, net) and Better Plus (Other revenue) and net interest income for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,
	2026		2025
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages
Gain on loans, net	$51,488	94%	$36,772	86%
Other revenue	1,094	2%	3,090	7%
Net interest income	2,120	4%	2,823	7%
Total net revenues	$54,702		$42,685

	Six Months Ended June 30,
	2026		2025
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages
Gain on loans, net	$96,289	94%	$61,348	83%
Other revenue	2,236	2%	6,740	9%
Net interest income	3,674	4%	5,925	8%
Total net revenues	$102,199		$74,013
Home Finance—Gain on loans, net
We produce a wide selection of mortgage loans and leverage our platform to quickly sell these loans and related mortgage servicing rights (“MSRs”) to our loan purchaser network. Historically, the Company utilized three primary channels for customer acquisition; however, our current operations have been streamlined to focus on two key sourcing channels: our D2C channel and our Platform channel. Through these channels, we generate gain on loans, net by selling loans and MSRs to our loan purchaser network, recognizing revenue per loan. Through our Platform channel, we generate revenue from various partnerships with mortgage originators and technology companies, as well as our in-market loan officer teams, which ramped over the course of 2025. These partnerships come in different structures. For some, we access our partners’ customer base and originate loans on our platform. In other arrangements, the partner originates the loan and we provide the technology, underwriting, and fulfillment.
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
International Lending Revenue—Other revenue
International lending revenue consists of revenue from our international lending activities, primarily in the U.K., which has expanded via acquisitions in prior years. International lending activities primarily include broker fees earned via our digital mortgage broker in the U.K. During 2024, management enacted a plan to sell several entities in the U.K. One of those sales was completed in the three months ended September 30, 2025, with the remaining expected to be completed in 2026. As such, the revenue from our non-core international operations is winding down.
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
Key measures that we use in assessing our business include the following ($ in millions, except percentage data or as otherwise noted):

	Three Months Ended June 30,		Six Months Ended June 30,
Key Business Metric	2026	2025	2026	2025
Home Finance
Refinance Loan Volume	$549	$162	$1,402	$295
Purchase Loan Volume	824	803	1,412	1,381
HELOC Volume	294	240	497	398
Loan Volume	$1,667	$1,205	$3,311	$2,074

D2C Loan Volume	$755	$774	$1,578	$1,388
B2B Loan Volume	—	3	—	95
Platform Loan Volume	912	428	1,733	591
Loan Volume	$1,667	$1,205	$3,311	$2,074

Total Loans (number of loans, not millions)	5,724	4,032	10,742	7,007
Average Loan Amount ($ value, not millions)	$291,208	$298,952	$308,266	$295,962
Gain on Sale Margin	3.09%	3.05%	2.91%	2.96%
Total Market Share	0.3%	0.2%	0.3%	0.2%

Better Plus
Better Real Estate Transaction Volume	$54	$93	$87	$164
Insurance Coverage Written	$1,173	$1,001	$2,478	$1,997
Home Finance
Refinance Loan Volume represents the aggregate dollar amount of refinance loans funded or processed in a given period based on the principal amount of the loan at refinancing date.
Purchase Loan Volume represents the aggregate dollar amount of purchase loans funded or processed in a given period based on the principal amount of the loan at purchase date.
HELOC Loan Volume represents the aggregate dollar amount of HELOC and closed-end lien loans funded or processed in a given period based on the principal amount of the loan at funding.
Loan Volume represents the aggregate dollar amount of all loans funded or processed in a given period based on the principal amount of the loan at funding.

D2C Loan Volume represents the aggregate dollar amount of loans funded or processed in a given period based on the principal amount of the loan at funding that have been generated from direct interactions with customers using all marketing channels other than our partner relationships and our Tinman® AI Platform channel.
B2B Loan Volume represents the aggregate dollar amount of loans funded or processed in a given period based on the principal amount of the loan at funding that have been generated through our B2B partner relationship with Ally. This channel was discontinued upon the wind-down of the relationship with Ally Financial Inc. (“Ally”); the Company has not reported B2B Loan Volume since Q4 2025.
Platform Loan Volume represents the aggregate dollar amount of loans funded or processed in a given period based on the principal amount of the loan at funding that have been generated through one of our platform partnership channels.
Total Loans represents the total number of loans funded or processed in a given period, including purchase loans, refinance loans and HELOC loans and closed-end second lien loans.
Average Loan Amount represents Loan Volume divided by Total Loans in a period.
Gain on Sale Margin represents gain on loans, net, as presented on our condensed consolidated statements of operations and comprehensive loss, divided by Loan Volume.
Total Market Share represents Loan Volume in a period divided by total value of loans funded or processed in the industry for the same period, as presented by FNMA.
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
Home Finance (Gain on Loans, Net)
Gain on loans, net, includes revenue generated from our mortgage production process. The components of Gain on loans, net, are as follows:
i.Gain on sale of loans, net–This represents the premium we receive in excess of the loan principal amount and certain fees charged by loan purchasers upon sale of loans into the secondary market. Gain on sale of loans, net includes unrealized changes in the fair value of LHFS, which are recognized on a loan-by-loan basis as part of current period earnings until the loan is sold on the secondary market. The fair value of LHFS is measured based on observable market data. This also includes activity for loans originated on behalf of the integrated partnership that are subsequently purchased by us as well as the portion of the sale proceeds to be received by the integrated partner. The portion of the sale proceeds that is to be allocated to the integrated partner is accrued as a reduction of gain on sale of loans, net when the loan is initially purchased by us from the integrated relationship partner.
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
For international lending revenue, we generate revenue primarily from broker fees earned via our digital mortgage broker in the U.K. During 2024, management enacted a plan to sell several entities in the U.K. One of those sales was completed in the three months ended September 30, 2025, with an additional sale completed in the three months ended March 31, 2026, and any remaining dispositions are expected to be completed during 2026. As such, the revenue from our non-core international operations is winding down. We do not expect to generate material revenue from these non-core international operations in future periods.
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

Results of Operations-Continuing Operations
The following table sets forth selected financial data of the Company’s continuing operations for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Gain on loans, net	$51,488	$36,772	$96,289	$61,348
Other revenue	1,094	3,090	2,236	6,740
Net interest income
Interest income	8,333	8,556	15,617	16,151
Interest expense	(6,213)	(5,733)	(11,943)	(10,226)
Net interest income	2,120	2,823	3,674	5,925
Total net revenues	54,702	42,685	102,199	74,013
Expenses:
Compensation and benefits	51,579	37,833	107,315	81,725
General and administrative	10,327	10,501	19,275	21,278
Technology	8,771	6,407	17,132	13,056
Marketing and advertising	9,444	11,114	18,661	19,793
Loan origination expense	3,472	3,923	11,205	6,426
Depreciation and amortization	2,973	3,287	5,970	7,060
Other expenses (income)	(462)	1,890	4,959	2,772
Total expenses	86,104	74,955	184,517	152,110
Loss before income tax expense	(31,402)	(32,270)	(82,318)	(78,097)
Income tax (benefit)/expense	63	94	(1,503)	239
Net loss	$(31,465)	$(32,364)	$(80,815)	$(78,336)
Earnings (loss) per share attributable to common stockholders (Basic)	$(1.69)	$(2.13)	$(4.61)	$(5.16)
Earnings (loss) per share attributable to common stockholders (Diluted)	$(1.69)	$(2.13)	$(4.61)	$(5.16)

Three and Six Months Ended June 30, 2026 as Compared to Three and Six Months Ended June 30, 2025
Revenues
The components of our revenues for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Revenues:
Gain on loans, net	$51,488	$36,772	$96,289	$61,348
Other revenue	1,094	3,090	2,236	6,740
Net interest income
Interest income	8,333	8,556	15,617	16,151
Interest expense	(6,213)	(5,733)	(11,943)	(10,226)
Net interest income	2,120	2,823	3,674	5,925
Total net revenues	$54,702	$42,685	$102,199	$74,013
Gain on loans, net
The components of our gain on loans, net for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Gain on sale of loans, net	$50,853	$34,015	$94,918	$55,293
Broker revenue	1,507	2,335	2,881	3,506
Loan repurchase reserve (provision) recovery	(872)	422	(1,510)	2,549
Total gain on loans, net	$51,488	$36,772	$96,289	$61,348
Gain on sale of loans, net increased $16.8 million or 50% to $50.9 million for the three months ended June 30, 2026 compared to $34.0 million for the three months ended June 30, 2025. The increase in gain on sale of loans, net was largely driven by the increase of Loan Volume, which was driven by increases in purchase, refinance, and home equity products.
Gain on sale of loans, net increased $39.6 million or 72% to $94.9 million for the six months ended June 30, 2026 compared to $55.3 million for the six months ended June 30, 2025. The increase in gain on sale of loans, net was largely driven by the increase of Loan Volume, which was driven by increases in purchase, refinance, and home equity products.
Broker revenue decreased $0.8 million, or 35% to $1.5 million for the three months ended June 30, 2026, compared to $2.3 million for the three months ended June 30, 2025. The decrease was primarily due to lower broker revenue generated from third-party loan originations through in-market origination operations.
Broker revenue decreased $0.6 million, or 18% to $2.9 million for the six months ended June 30, 2026, compared to $3.5 million for the six months ended June 30, 2025. The decrease was primarily due to lower broker revenue generated from third-party loan originations through in-market origination operations.
Loan repurchase reserve recovery decreased $1.3 million or 307%, to a provision of $0.9 million for the three months ended June 30, 2026, compared to a recovery of $0.4 million for the three months ended June 30, 2025. The prior-year recovery was driven by declining estimated loss exposure associated with historical origination vintages, while the current-year provision reflects updated estimates of expected losses and loan-specific activity during the period.
Loan repurchase reserve recovery decreased $4.1 million or 159%, to a provision of $1.5 million for the six months ended June 30, 2026, compared to a recovery of $2.5 million for the six months ended June 30, 2025. The prior-year recovery was driven by declining estimated loss exposure associated with historical origination vintages, while the current-year provision reflects updated estimates of expected losses and loan-specific activity during the period.
Other Revenue
The components of other revenue for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
International lending revenue	$15	$1,864	$62	$3,402
Insurance services	571	825	1,148	1,498
Real estate services	328	152	498	1,099
Other revenue	180	249	528	741
Total other revenue	$1,094	$3,090	$2,236	$6,740
International lending revenue decreased $1.8 million, or 99.2% to an immaterial amount for the three months ended June 30, 2026 compared to $1.9 million for the three months ended June 30, 2025. The decrease in international lending revenue was primarily driven by the sale of the Trussle disposal group in the third quarter of 2025.
International lending revenue decreased $3.3 million, or 98.2% to $0.1 million for the six months ended June 30, 2026 compared to $3.4 million for the six months ended June 30, 2025. The decrease in international lending revenue was primarily driven by the sale of the Trussle disposal group in the third quarter of 2025.
Insurance services decreased $0.3 million, or 30.8% to $0.6 million for the three months ended June 30, 2026 compared to $0.8 million for the three months ended June 30, 2025. The decrease in insurance services revenue was primarily driven by the sale of the Trussle disposal group in the third quarter of 2025 offset slightly by an increase in insurance related revenue from our Better Cover business.
Insurance services decreased $0.4 million, or 23.4% to $1.1 million for the six months ended June 30, 2026 compared to $1.5 million for the six months ended June 30, 2025. The decrease in insurance services revenue was primarily driven by the sale of the Trussle disposal group in the third quarter of 2025 offset slightly by an increase in insurance related revenue from our Better Cover business.
Real estate services increased $0.2 million, or 116% to $0.3 million for the three months ended June 30, 2026 compared to $0.2 million for the three months ended June 30, 2025 due to an increase in real estate transaction volume in the second quarter of 2026.
Real estate services decreased $0.6 million, or 54.7% to $0.5 million for the six months ended June 30, 2026 compared to $1.1 million for the six months ended June 30, 2025 due to a decrease in real estate transaction volume driven by the conclusion of the integrated relationship partnership with Ally and its use as a source of referrals for real estate services.
Other revenue decreased by $0.1 million, or 27.7% to $0.2 million for the three months ended June 30, 2026 compared to $0.2 million for the three months ended June 30, 2025. The decrease in other revenue was primarily driven by lower ancillary revenue activities.
Other revenue decreased by $0.2 million, or 28.7% to $0.5 million for the six months ended June 30, 2026 compared to $0.7 million for the six months ended June 30, 2025. The decrease in other revenue was primarily driven by lower ancillary revenue activities.

Net Interest Income
The components of our net interest income for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Mortgage interest income	$7,687	$7,787	$14,628	$14,223
Interest income from investments	646	769	989	1,928
Warehouse interest expense	(6,200)	(5,727)	(11,929)	(8,515)
Other interest expense	(13)	(6)	(14)	(1,711)
Total net interest income	$2,120	$2,823	$3,674	$5,925
Mortgage interest income decreased $0.1 million, or 1% to $7.7 million for the three months ended June 30, 2026 compared to $7.8 million for the three months ended June 30, 2025. The decrease in mortgage interest income was primarily driven by the mortgage interest income earned on the unpaid principal balance for loans held and serviced during the interim between the origination of the loan and its sale on the secondary market.
Mortgage interest income increased $0.4 million, or 3% to $14.6 million for the six months ended June 30, 2026 compared to $14.2 million for the six months ended June 30, 2025. The increase in mortgage interest income was primarily driven by the increase in origination volume and the mortgage interest income earned on the unpaid principal balance for loans held and serviced during the interim between the origination of the loan and its sale on the secondary market.
Interest income from investments decreased $0.1 million, or 16% to $0.6 million for the three months ended June 30, 2026 compared to $0.8 million for the three months ended June 30, 2025. The decrease in interest income from investments was primarily driven by decreased holdings of investments with maturities less than 90 days.
Interest income from investments decreased $0.9 million, or 49% to $1.0 million for the six months ended June 30, 2026 compared to $1.9 million for the six months ended June 30, 2025. The decrease in interest income from investments was primarily driven by decreased holdings of investments with maturities less than 90 days.
Warehouse interest expense increased $0.5 million, or 8% to $6.2 million for the three months ended June 30, 2026 compared to $5.7 million for the three months ended June 30, 2025. The increase in warehouse interest expense was primarily driven by increased borrowings on funding facilities used in the mortgage production process to meet the increased origination volume.
Warehouse interest expense increased $3.4 million, or 40% to $11.9 million for the six months ended June 30, 2026 compared to $8.5 million for the six months ended June 30, 2025. The increase in warehouse interest expense was primarily driven by increased borrowings on funding facilities used in the mortgage production process to meet the increased origination volume.
Other interest expense remained immaterial for both the three months ended June 30, 2026 and 2025.
Other interest expense decreased $1.7 million, or 99% to an immaterial amount for the six months ended June 30, 2026 compared to $1.7 million for the six months ended June 30, 2025. The decrease was primarily due to the extinguishment of the Convertible Notes in April 2025. See Note 10 for additional information.

Expenses
The components of our expenses for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Compensation and benefits	$51,579	$37,833	$107,315	$81,725
General and administrative	10,327	10,501	19,275	21,278
Technology	8,771	6,407	17,132	13,056
Marketing and advertising	9,444	11,114	18,661	19,793
Loan origination expense	3,472	3,923	11,205	6,426
Depreciation and amortization	2,973	3,287	5,970	7,060
Other expenses (income)	(462)	1,890	4,959	2,772
Total operating expenses	$86,104	$74,955	$184,517	$152,110
Compensation and benefits expenses were $51.6 million for the three months ended June 30, 2026, an increase of $13.7 million or 36% compared with $37.8 million for the three months ended June 30, 2025. The increase in compensation and benefits was primarily driven by higher expense recognized for performance-based equity awards, reflecting changes in the probability of achieving specified performance metrics.
Compensation and benefits expenses were $107.3 million for the six months ended June 30, 2026, an increase of $25.6 million or 31% compared with $81.7 million for the six months ended June 30, 2025. The increase in compensation and benefits was primarily driven by higher expense recognized for performance-based equity awards, reflecting changes in the probability of achieving specified performance metrics.
General and administrative expenses remained relatively consistent at $10.3 million for the three months ended June 30, 2026, as compared with $10.5 million in the three months ended June 30, 2025. The decrease in general and administrative expenses was driven primarily by reductions in professional services.
General and administrative expenses were $19.3 million for the six months ended June 30, 2026, a decrease of $2.0 million or 9% as compared with $21.3 million in the six months ended June 30, 2025. The decrease in general and administrative expenses was driven primarily by reductions in professional services.
Technology expenses were $8.8 million for the three months ended June 30, 2026, an increase of $2.4 million or 37% as compared with $6.4 million in the three months ended June 30, 2025. The increase in technology expenses was driven primarily by the increase in costs related to software and data warehouse vendors.
Technology expenses were $17.1 million for the six months ended June 30, 2026, an increase of $4.1 million or 31% as compared with $13.1 million in the six months ended June 30, 2025. The increase in technology expenses was driven primarily by the increase in costs related to software and data warehouse vendors.
Marketing and advertising expenses were $9.4 million for the three months ended June 30, 2026, a decrease of $1.7 million or 15% as compared with $11.1 million in the three months ended June 30, 2025. The decrease was primarily driven by lower advertising spend to generate mortgage and home equity leads.
Marketing and advertising expenses were $18.7 million for the six months ended June 30, 2026, a decrease of $1.1 million or 6% as compared with $19.8 million in the six months ended June 30, 2025. The decrease was primarily driven by lower advertising spend to generate mortgage and home equity leads.
Loan origination expenses were $3.5 million for the three months ended June 30, 2026, a decrease of $0.5 million or 12%, as compared with $3.9 million in the three months ended June 30, 2025. The decrease in loan origination expenses was driven by a reduction in the estimated liability for the potential TRID defects.
Loan origination expenses were $11.2 million for the six months ended June 30, 2026, an increase of $4.8 million or 74%, as compared with $6.4 million in the six months ended June 30, 2025. The increase in loan origination expenses was driven by an increase in origination volume. The increase was offset by a reduction in the estimated liability for potential TRID defects.
Other expenses were a credit of $0.5 million for the three months ended June 30, 2026, a decrease of $2.4 million or 124%, as compared with $1.9 million in the three months ended June 30, 2025. The decrease in other expenses was primarily driven by a decrease on liability classified warrants and equity related liabilities as a result of the decreased trading price of our common stock. The decrease was partially offset by an increase in impairment charges in the second quarter of 2026.
Other expenses were $5.0 million for the six months ended June 30, 2026, an increase of $2.2 million or 79%, as compared with $2.8 million in the six months ended June 30, 2025. The increase in other expenses was primarily driven by changes in the fair value of the warrant issued by the Company in connection with a private placement transaction, as well as increases in liability-classified warrants and other equity related liabilities due to the higher trading price of the Company’s common stock, partially offset by a gain on the disposal of the BHO disposal group.
Results of Operations-Discontinued Operations
During the first quarter of 2026, Birmingham Bank, a regulated U.K. banking entity acquired in 2023 (“Birmingham Bank”), which represents the Company’s reportable banking segment was classified as held-for-sale. In addition, the Company determined that the planned disposal represents a strategic shift that is expected to have a significant effect on the Company’s operations and financial results. Accordingly, the results of Birmingham Bank are presented as discontinued operations in the Company’s condensed consolidated financial statements for all periods presented. The Company continues to actively market Birmingham Bank and is pursuing a sale transaction. The timing and ultimate outcome of the disposal remain subject to market conditions and regulatory approvals. The Company expects that the results of discontinued operations will continue to be impacted by operating performance, changes in interest rates, and any additional adjustments to the carrying value of the disposal group prior to sale.
The following table presents the results of discontinued operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Other revenue	$12	$210	$(10)	$590
Net interest income
Interest income	11,402	5,601	22,685	8,451
Interest expense	(8,054)	(4,352)	(16,660)	(6,357)
Net interest income	3,348	1,249	6,025	2,094
Total net revenues	3,360	1,459	6,015	2,684
Expenses:
Compensation and benefits	3,339	3,580	6,104	6,356
General and administrative	971	1,006	2,040	1,859
Technology	634	541	1,225	1,074
Marketing and advertising	13	26	15	34
Depreciation and amortization	281	248	567	450
Other expenses	(2,609)	(36)	16,294	1,402
Total expenses from discontinued operations	2,629	5,365	26,245	11,175
Net income (loss) before income tax expense discontinued operations	$731	$(3,906)	$(20,230)	$(8,491)
Income tax benefit	$(141)	$—	$(141)	$—
Net income (loss) discontinued operations	$872	$(3,906)	$(20,089)	$(8,491)

Three and Six Months Ended June 30, 2026 as Compared to Three and Six Months Ended June 30, 2025
Revenues
The components of revenues from discontinued operations for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Revenues:
Other revenue	$12	$210	$(10)	$590
Net interest income
Interest income	11,402	5,601	22,685	8,451
Interest expense	(8,054)	(4,352)	(16,660)	(6,357)
Net interest income	3,348	1,249	6,025	2,094
Total net revenues	$3,360	$1,459	$6,015	$2,684
Net Interest Income
The components of net interest income for discontinued operations for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Interest income on loans held for investment	$9,206	$3,895	$18,394	$5,773
Interest income from investments	2,196	1,706	4,291	2,678
Interest expense on customer deposits	(8,054)	(4,352)	(16,660)	(6,357)
Total net interest income	$3,348	$1,249	$6,025	$2,094
Interest income on loans held for investment increased $5.3 million, or 136% to $9.2 million for the three months ended June 30, 2026 compared to $3.9 million for the three months ended June 30, 2025. The increase in interest income on loans held for investment was driven by increased originations of loans held for investment in our U.K. banking operations. Loans held for investment was $729.2 million and $420.6 million as of June 30, 2026 and 2025.
Interest income on loans held for investment increased $12.6 million, or 219% to $18.4 million for the six months ended June 30, 2026 compared to $5.8 million for the six months ended June 30, 2025. The increase in interest income on loans held for investment was driven by increased originations of loans held for investment in our U.K. banking operations. Loans held for investment was $729.2 million and $420.6 million as of June 30, 2026 and 2025.
Interest income from investments increased $0.5 million, or 29% to $2.2 million for the three months ended June 30, 2026 compared to $1.7 million for the three months ended June 30, 2025. The increase in interest income from investments was driven by increased customer deposits which in turn fund our loans held for investment in our U.K. banking operations. The balance of customer deposits was $746.0 million and $482.4 million as of June 30, 2026 and 2025.
Interest income from investments increased $1.6 million, or 60% to $4.3 million for the six months ended June 30, 2026 compared to $2.7 million for the six months ended June 30, 2025. The increase in interest income from investments was driven by increased customer deposits which in turn fund our loans held for investment in our U.K. banking operations. The balance of customer deposits was $746.0 million and $482.4 million as of June 30, 2026 and 2025.
Interest expense on customer deposits increased $3.7 million, or 85% to $8.1 million for the three months ended June 30, 2026 compared to $4.4 million for the three months ended June 30, 2025. The increase in interest expense on customer deposits was driven by increased customer deposits which in turn fund our loans held for investment in our

U.K. banking operations. The balance of customer deposits was $746.0 million and $482.4 million as of June 30, 2026 and 2025.
Interest expense on customer deposits increased $10.3 million, or 162% to $16.7 million for the six months ended June 30, 2026 compared to $6.4 million for the six months ended June 30, 2025. The increase in interest expense on customer deposits was driven by increased customer deposits which in turn fund our loans held for investment in our U.K. banking operations. The balance of customer deposits was $746.0 million and $482.4 million as of June 30, 2026 and 2025.
Expenses
The components of expenses for discontinued operations for the period were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Compensation and benefits	$3,339	$3,580	$6,104	$6,356
General and administrative	971	1,006	2,040	1,859
Technology	634	541	1,225	1,074
Marketing and advertising	13	26	15	34
Depreciation and amortization	281	248	567	450
Other expenses	(2,609)	(36)	16,294	1,402
Total operating expenses	$2,629	$5,365	$26,245	$11,175
Compensation and benefits, general and administrative, and technology expenses remained relatively consistent at $4.9 million for the three months ended June 30, 2026 compared to $5.1 million for the three months ended June 30, 2025. Compensation and benefits expenses decreased $0.2 million, while general and administrative and technology expenses remained relatively consistent with the prior-year period.
Compensation and benefits, general and administrative, and technology expenses were $9.4 million for the six months ended June 30, 2026 compared to $9.3 million for the six months ended June 30, 2025. Compensation and benefits expenses decreased $0.2 million, while general and administrative and technology expenses remained relatively consistent with the prior-year period.
Other expenses were a credit of $2.6 million for the three months ended June 30, 2026, a decrease of $2.6 million, as compared with an immaterial amount for the three months ended June 30, 2025. The decrease was primarily driven by a $2.4 million impairment reversal related to the Birmingham Bank disposal group, reflecting an increase in its estimated fair value less costs to sell.
Other expenses were $16.3 million for the six months ended June 30, 2026, an increase of $14.9 million or 1062%, as compared with $1.4 million for the six months ended June 30, 2025. The increase was primarily driven by a net $16.0 million impairment charge recorded to write down the Birmingham Bank disposal group to its estimated fair value less costs to sell in connection with its classification as held for sale.

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
Non-GAAP financial measures are limited in their usefulness to investors because they have no standardized meaning and are not prepared under any comprehensive set of accounting rules or principles. Accordingly, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as a tool for comparison.
We include the reconciliation of Adjusted EBITDA to GAAP Net Income (Loss), its most directly comparable GAAP measure. We encourage investors and others to review our condensed consolidated financial statements and notes thereto in their entirety included elsewhere in this Quarterly Report, not to rely on any single financial measure, and to consider Adjusted EBITDA only in conjunction with their respective most closely comparable GAAP financial measure.
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
Further, although we use the non-GAAP measure to assess the financial performance of our business, the measure has limitations as an analytical tool, and should not be considered in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are, or may in the future be, as follows:
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
Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) adjusted for the impact of stock-based compensation expense, change in the fair value of warrants and equity related liabilities, and other non-recurring or non-core operational expenses, as well as interest and amortization on non-funding debt (which includes interest on the Convertible Note), depreciation and amortization expense, income tax (benefit)/expense, and (income) loss from discontinued operations.
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Adjusted EBITDA
Net loss	$(30,593)	$(36,270)	$(100,904)	$(86,827)
Income tax (benefit) / expense	63	94	(1,503)	239
Depreciation and amortization expense (1)	2,973	3,287	5,970	7,060
Stock-based compensation expense (2)	14,585	4,252	38,380	8,285
Interest and amortization on non-funding debt (3)	14	6	14	1,711
Impairment, and other expenses (4)	909	1,206	52	1,776
Change in fair value of warrants and equity related liabilities (5)	(1,067)	572	5,135	344
(Income) loss from discontinued operations	(872)	3,906	20,089	8,491
Adjusted EBITDA	$(13,988)	$(22,947)	$(32,767)	$(58,921)
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

Liquidity and Capital Resources
Overview
Historically, our primary sources for liquidity and capital have been (1) cash on hand, (2) cash flows from operations, (3) customer deposits from our U.K. banking segment, (4) borrowings, including through our warehouse lines of credit and senior notes, and (5) proceeds from equity issuances. Our primary uses of funds have historically included (1) origination of loans, (2) interest expense, (3) repayment of warehouse lines of credit and other debt, (4) operating expenses, and (5) repurchases of loans under standard representations and warranties. We are also subject to contingencies which may have an impact on the use of our cash.
As of June 30, 2026 and December 31, 2025, loans held for investment and customer deposits associated with the Birmingham Bank disposal group continue to be classified as held for sale and are included within discontinued operations.
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
During the six months ended June 30, 2026, the Company sold 328,030 shares of Class A common stock under the ATM Program for total gross proceeds of $11.9 million. The Company incurred commissions and other offering expenses of $0.2 million. During the three months ended June 30, 2026, the Company did not issue any common stock under the ATM Program. Notwithstanding remaining availability, following the Company’s April 2026 underwritten public offering, as described below, the Company discontinued sales under its ATM Program. The Company used net proceeds from the ATM Program for general corporate purposes, including working capital and to increase its warehouse line capacity to finance anticipated growth in loan production and loan volume.
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
During the second quarter of 2026, the Company completed an underwritten public offering generating approximately $66.1 million of net proceeds before offering expenses. The proceeds have been used, and are expected to continue to be used, for general corporate purposes, including working capital and supporting loan production and loan volume.
Senior Notes
On April 12, 2025, the Company entered into a privately negotiated Exchange Agreement with SB Northstar LP (the “Investor”), a related party, pursuant to which the Company and the Investor agreed to exchange (the “Exchange”) all of the $532.5 million total aggregate principal amount outstanding of the Company’s existing 1.00% Convertible Notes due 2028 held by the Investor for (i) $155.0 million in aggregate principal amount of new 6.00% Senior Secured Notes due 2028 (the “Senior Notes Indenture”), and (ii) a cash payment of $110.0 million. Upon the closing of the Exchange, we entered into the Senior Indenture with GLAS Trust Company LLC, as trustee and notes collateral agent (the “Senior Notes Indenture”).
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
The Senior Notes will be redeemable, in whole and not in part, at our option at any time prior to December 31, 2028, at a cash redemption price equal to 106.00% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount not exceeding the net cash proceeds of one or more Equity Offerings (as defined in the Senior Notes Indenture); provided that at least 60% of the aggregate principal amount of the Senior Notes remains outstanding immediately after the redemption and the redemption occurs within 150 days of the date of the closing of each such Equity Offering. Additionally, prior to December 31, 2028, we may redeem all or part of the Senior Notes at a redemption price equal to the sum of 108% of the principal amount of the Senior Notes to be redeemed, plus the Make Whole Premium (as defined in the Senior Notes Indenture) at the redemption date, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If certain corporate events that constitute a Change of Control Triggering Event (as defined in the Senior Notes Indenture) occur, then noteholders may require us to repurchase all or any part of their Senior Notes at a cash repurchase price equal to 101% of the aggregate principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of settlement. The definition of Change of Control Triggering Event includes certain business combination transactions involving the Company.
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
Warehouse Lines of Credit
In our normal course of business, we fund substantially all of our Loan Volume on a short-term basis primarily through our warehouse lines of credit. Our borrowings are repaid with the proceeds we receive from the sale of our loans to our loan purchaser network, which includes government-sponsored enterprises. As of June 30, 2026, we had three warehouse lines of credit in different amounts and with various maturities, with an aggregate available amount of $850.0 million.
As of June 30, 2026 and December 31, 2025, we had the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	Amount Outstanding June 30, 2026	Amount Outstanding December 31, 2025
Funding Facility 1 (1)	March 2, 2027	$150,000	$87,366	$81,423
Funding Facility 2 (2)	January 21, 2027	350,000	210,436	117,499
Funding Facility 3 (3)	April 5, 2027	350,000	156,532	212,940
Total warehouse lines of credit		$850,000	$454,334	$411,862

__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 1.85% - 2.15%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(2)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. A compensating balance of $7.0 million is maintained and included in cash and cash equivalents. This amount represents a compensating balance arrangement and is not legally restricted. Failure to maintain the required balance may limit the Company’s ability to obtain future advances under the facility. As of June 30, 2026, the Company was in compliance with this requirement.
(3)Interest charged under the facility is at the daily simple SOFR plus 1.70% - 2.45%. There is no cash collateral deposit maintained as of June 30, 2026.

We believe that funds provided by these sources will be adequate to meet our liquidity and capital resource needs for at least the next 12 months under current operating conditions.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities-continuing operations	$(98,518)	$(103,886)
Net cash used in investing activities-continuing operations	$(2,538)	$(5,452)
Net cash provided by/(used in) financing activities-continuing operations	$125,901	$(30,810)
Six Months Ended June 30, 2026 as Compared to Six Months Ended June 30, 2025
Operating Activities
Net cash used in operating activities was $99 million for the six months ended June 30, 2026, a decrease of $5 million, or 5%, compared to net cash used by operating activities of $104 million for the six months ended June 30, 2025. The decrease primarily reflects normal period-over-period fluctuations in working capital and other operating activities.

Investing Activities
Net cash used in investing activities was $2.5 million for the six months ended June 30, 2026, a decrease of $2.9 million, or 53%, compared to net cash used in investing activities of $5.5 million for the six months ended June 30, 2025. The decrease was primarily driven by proceeds received from the sale of the BHO disposal group, which had previously been classified as held for sale.
Financing Activities
Net cash provided by financing activities was $126 million for the six months ended June 30, 2026, an increase of $157 million, or 509%, compared to net cash used in financing activities of $31 million for the six months ended June 30, 2025. The increase in cash provided by financing activities was primarily driven by higher net borrowings on our warehouse lines of credit used to fund loan originations, issuance of common stock during the second quarter of 2026, and the impact of intercompany funding provided to discontinued operations during the prior-year period. The year-over-year increase also reflects the absence of the $110.0 million payment against our Convertible Notes as part of the Exchange that occurred in 2025.
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the period ended June 30, 2026, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2025, which are included in our 2025 Annual Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our disclosures regarding our exposure to market risk as described in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our 2025 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026, which is the end of the period covered by this Quarterly Report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended June 30, 2026 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of these risks, please see the section entitled “Risk Factors” in Part I, Item 1A. in the 2025 Annual Report. Other than as described below and in Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, which risk factors are incorporated herein by reference, there have been no material changes to the risk factors disclosed therein.
Risks Related to Our Operating History, Business Model, Growth and Financial Condition
Our recent leadership transition may create uncertainty and could adversely affect our business.
On August 3, 2026, our founder, Vishal Garg, stepped down as Chief Executive Officer, and our Board of Directors appointed Daniel Lewis as Interim Chief Executive Officer. Because Mr. Garg founded the Company and played a central role in shaping its strategy, operations and culture, his transition from the Chief Executive Officer role may create uncertainty regarding our strategic direction, business priorities and operational execution. The appointment of an interim Chief Executive Officer may also create uncertainty regarding our long-term leadership until a permanent successor is appointed. The transition could also result in the loss of key personnel, disrupt execution of our business strategy, affect relationships with customers, business partners, employees and other stakeholders, or divert management’s attention from our business and operations.
We are not currently in compliance with Nasdaq’s requirement that a majority of our Board of Directors be comprised of independent directors, which could ultimately result in the delisting of our Class A common stock.
Nasdaq Listing Rule 5605(b)(1) requires that a majority of our Board of Directors be comprised of independent directors (the “Majority Independent Requirement”). On August 3, 2026, Vishal Garg stepped down as our Chief Executive Officer but remained a member of our Board of Directors, and the Board of Directors appointed Daniel Lewis, who had previously served as an independent director, as our Interim Chief Executive Officer. As a result, only four (4) of the eight (8) members of our Board of Directors currently qualify as independent directors.
Accordingly, on August 4, 2026, the Company notified the Staff of the Listing Qualifications Department of Nasdaq that the Company is currently not in compliance with the Majority Independent Requirement. We expect that, under Nasdaq rules, the Company will be eligible for a cure period to regain compliance with the Majority Independent Requirement. We intend to take the actions necessary to restore compliance with the Majority Independent Requirement. If we are unable to regain compliance, including within any cure period that Nasdaq may grant, Nasdaq could take action that could ultimately result in the delisting of our Class A common stock, which could adversely affect its liquidity and market price and our access to the capital markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Insider trading arrangements and policies.

Other than as described below, during the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On May 21, 2026, Vishal Garg, who was then serving as the Company’s Chief Executive Officer and continues to serve as a director of the Company, terminated a trading arrangement that he had adopted on December 22, 2025 and that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the “2025 Garg Trading Arrangement”). The 2025 Garg Trading Arrangement provided for the purchase of up to 200,000 shares of the Company’s Class A common stock and had a plan end date of March 23, 2027.
On May 26, 2026, Mr. Garg entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2026 Garg Trading Arrangement”). The 2026 Garg Trading Arrangement provides for the purchase of up to 200,000 shares of the Company’s Class A common stock with a plan end date of August 27, 2027.

Item 6. Exhibits.

Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Better Home & Finance Holding Company	10-K	3.1	April 8, 2024
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Better Home & Finance Holding Company, dated August 16, 2024	8-K	3.1	August 19, 2024
3.3	Bylaws of Better Home & Finance Holding Company	8-K	3.2	August 25, 2023
10.1	Underwriting Agreement, dated as of April 8, 2026, between Better Home & Finance Holding Company, BTIG, LLC and Cantor Fitzgerald & Co.	8-K	1.0	April 9, 2026
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained Exhibit 101)
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

BETTER HOME & FINANCE HOLDING COMPANY

Date: August 11, 2026	By:	/s/ Loveen Advani
Name: Loveen Advani
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)