Form 10-Q
period 2026-09-30
Better Home & Finance Holding Co
filed 2026-11-09
CIK 1835856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No  ☒
As of October 31, 2026, there were 13,361,270 shares of Class A common stock, 4,246,172 shares of Class B common stock and 1,437,545 shares of Class C common stock of the registrant issued and outstanding.

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
•Our ability to regain compliance with the Nasdaq Stock Market LLC’s (“Nasdaq”) listing requirements; and
•The impact of our recently announced leadership transition.
Additional risks and uncertainties that could cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements include those matters discussed in Part I, Item 1A. “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by Part II, Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, June 30, 2026 and in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those described in these forward-looking statements. Forward-looking statements included herein speak only as of the date of this Quarterly Report, and we do not undertake any obligation to publicly update or revise any such forward-looking statements, except as may be required by law.
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
iii

Part I - Financial Information
Item 1. Financial Statements
BETTER HOME & FINANCE HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Amounts in thousands, except share and per share amounts)	2026	2025
Assets
Cash and cash equivalents	$77,492	$79,357
Restricted cash	12,928	8,926
Mortgage loans held for sale, at fair value	411,642	466,681
Other receivables, net	17,047	10,716
Property and equipment, net	2,166	1,815
Right-of-use assets	4,245	4,678
Internal use software and other intangible assets, net	17,506	17,349
Goodwill	10,995	10,995
Derivative assets	4,726	4,210
Prepaid expenses and other assets	33,528	27,143
Assets held for sale	—	8,687
Assets of discontinued operations	820,104	864,877
Total Assets	$1,412,379	$1,505,434
Liabilities and Stockholders’ Equity
Liabilities
Warehouse lines of credit	$359,140	$411,862
Senior notes	198,802	198,802
Accounts payable and accrued expenses (includes payables to related parties of $5,941 and $200)	59,871	58,993
Escrow payable and other customer accounts	639	172
Derivative liabilities	383	804
Warrant and equity related liabilities, at fair value	1,283	1,476
Lease liabilities	4,121	4,629
Other liabilities	6,602	6,533
Liabilities held for sale	—	4,802
Liabilities of discontinued operations	757,285	780,178
Total Liabilities	1,388,126	1,468,251
Commitments and contingencies (see Note 12)
Stockholders’ Equity
Common stock $0.0001 par value; 66,000,000 shares authorized and 19,026,365 and 15,996,907 shares issued and outstanding	2	2
Additional paid-in capital	2,235,786	2,109,762
Accumulated deficit	(2,213,690)	(2,076,238)
Accumulated other comprehensive income	2,155	3,657
Total Stockholders’ Equity	24,253	37,183
Total Liabilities and Stockholders’ Equity	$1,412,379	$1,505,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenues:
Gain on loans, net	$41,843	$36,421	$138,132	$97,769
Other revenue	868	3,083	3,104	9,823
Net interest income
Interest income	8,610	7,672	24,227	23,823
Interest expense	(6,203)	(5,627)	(18,146)	(15,853)
Net interest income	2,407	2,045	6,081	7,970
Total net revenues	45,118	41,549	147,317	115,562
Expenses:
Compensation and benefits	35,659	37,845	142,974	119,570
General and administrative	21,009	9,106	40,284	30,384
Technology	7,231	6,179	24,363	19,235
Marketing and advertising	7,345	10,479	26,006	30,272
Loan origination expense	6,061	3,728	17,266	10,154
Depreciation and amortization	2,859	3,132	8,829	10,192
Other expenses (income)	572	7,824	5,531	10,596
Total expenses	80,736	78,293	265,253	230,403
Loss before income tax expense	(35,618)	(36,744)	(117,936)	(114,841)
Income tax (benefit) expense	195	145	(1,308)	384
Net loss from continuing operations	(35,813)	(36,889)	(116,628)	(115,225)
Net loss from discontinued operations	(735)	(2,236)	(20,824)	(10,727)
Net loss	$(36,548)	$(39,125)	$(137,452)	$(125,952)

Per share data:
Net loss per share attributable to common stockholders, basic and diluted:
Net loss from continuing operations	$(1.89)	$(2.42)	$(6.47)	$(7.57)
Net loss from discontinued operations	(0.04)	(0.14)	(1.15)	(0.70)
Net loss	$(1.93)	$(2.56)	$(7.62)	$(8.27)
Weighted average common shares outstanding — basic and diluted	18,998,006	15,263,321	18,030,251	15,223,492

Other comprehensive income/(loss):
Foreign currency translation adjustment, net of tax	$78	$(1,738)	$(1,502)	$5,803
Comprehensive loss	$(36,470)	$(40,863)	$(138,954)	$(120,149)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended September 30, 2026

	Common Stock
(Amounts in thousands, except share amounts)	Issued and Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance - June 30, 2026	18,981,789	$2	$2,232,960	$(2,177,142)	$2,077	$57,897
Issuance of common stock for options exercised	—	—	476	—	—	476
Stock-based compensation	—	—	3,060	—	—	3,060
Tax withholding upon vesting of restricted stock units	(7,650)	—	(710)	—	—	(710)
Shares issued for vested restricted stock units	121,303	—	—	—	—	—
Cancellation of common stock	(69,077)	—	—	—	—	—
Net loss	—	—	—	(36,548)	—	(36,548)
Other comprehensive income— foreign currency translation adjustment, net of tax	—	—	—	—	78	78
Balance - September 30, 2026	19,026,365	$2	$2,235,786	$(2,213,690)	$2,155	$24,253
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended September 30, 2025

	Common Stock
(Amounts in thousands, except share amounts)	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders'Equity
Balance - June 30, 2025	15,274,145	$2	$(9,160)	$2,077,303	$(1,997,193)	$5,605	$76,557
Gain on troubled debt restructuring	—	—	—	2,276	—	—	2,276
Issuance of common stock for options exercised	203	—	—	3	—	—	3
Issuance of common stock under ATM program	9,917	—	—	589	—	—	589
Stock-based compensation	—	—	—	4,536	—	—	4,536
Tax withholding upon vesting of restricted stock units	(47,095)	—	—	(1,186)	—	—	(1,186)
Shares issued for vested restricted stock units	138,779	—	—	—	—	—	—
Net loss	—	—	—	—	(39,125)	—	(39,125)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,738)	(1,738)
Balance - September 30, 2025	15,375,949	$2	$(9,160)	$2,083,521	$(2,036,318)	$3,867	$41,912
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the Nine Months Ended September 30, 2026

	Common Stock
(Amounts in thousands, except share amounts)	Issued and Outstanding	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance - December 31, 2025	15,996,907	$2	$2,109,762	$(2,076,238)	$3,657	$37,183
Issuance of common stock for options exercised	1,546	—	476	—	—	476
Issuance of common stock, net of offering costs of $358	2,484,280	—	77,697	—	—	77,697
Exercise of Warrants	211,312	—	10,170	—	—	10,170
Stock-based compensation	—	—	42,582	—	—	42,582
Tax withholding upon vesting of restricted stock units	(139,795)	—	(4,901)	—	—	(4,901)
Shares issued for vested restricted stock units	562,588	—	—	—	—	—
Cancellation of common stock	(90,473)	—	—	—	—	—
Net loss	—	—	—	(137,452)	—	(137,452)
Other comprehensive loss— foreign currency translation adjustment, net of tax	—	—	—	—	(1,502)	(1,502)
Balance - September 30, 2026	19,026,365	$2	$2,235,786	$(2,213,690)	$2,155	$24,253
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the Nine Months Ended September 30, 2025

	Common Stock
(Amounts in thousands, except share amounts)	Issued and Outstanding	Par Value	Notes Receivables from Stockholders	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance - December 31, 2024	15,168,795	$2	(9,158)	$1,863,288	$(1,910,366)	$(1,936)	$(58,170)
Gain on troubled debt restructuring	—	—	—	210,044	—	—	210,044
Tax effect on troubled debt restructuring	—	—	—	(2,445)	—	—	(2,445)
Issuance of common stock for options exercised	203	—	—	3	—	—	3
Issuance of common stock under ATM program	9,917	—	—	589	—	—	589
Stock-based compensation	—	—	—	13,596	—	—	13,596
Tax withholding upon vesting of restricted stock units	(110,658)	—	—	(1,559)	—	—	(1,559)
Shares issued for vested restricted stock units	307,692	—	—	—	—	—	—
Vesting of common stock issued via notes receivable from stockholders	—	—	(2)	5	—	—	3
Settlement of notes receivable from stockholders	—	—	—	—	—	—	—
Net loss	—	—	—	—	(125,952)	—	(125,952)
Other comprehensive income— foreign currency translation adjustment, net of tax	—	—	—	—	—	5,803	5,803
Balance - September 30, 2025	15,375,949	$2	$(9,160)	$2,083,521	$(2,036,318)	$3,867	$41,912
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BETTER HOME & FINANCE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2026	2025
Cash Flows from Operating Activities:
Net loss	$(137,452)	$(125,952)
Net loss from discontinued operations	(20,824)	(10,727)
Net loss from continuing operations	(116,628)	(115,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	791	773
Impairment charges	1,939	1,432
Amortization of internal use software and other intangible assets	8,038	9,419
Gain on sale of loans, net	(136,416)	(91,542)
Non-cash interest and amortization of debt issuance costs and discounts	—	1,700
Change in fair value of warrants and equity related liabilities	4,246	5,923
Stock-based compensation	41,059	12,556
Provision (Recovery) of loan repurchase reserve	2,844	(1,113)
Change in fair value of derivatives	(937)	(2,327)
Change in fair value of mortgage loans held for sale	(417)	(6,436)
(Gain) Loss on disposal of assets held for sale	(3,062)	692
Change in operating lease of right-of-use assets	432	(3,399)
Originations of mortgage loans held for sale	(4,616,571)	(3,255,889)
Proceeds from sale of mortgage loans held for sale	4,805,800	3,336,753
Change in operating assets and liabilities:
Other receivables, net	(6,331)	(3,465)
Prepaid expenses and other assets	(8,025)	4,191
Operating lease liabilities	(508)	1,159
Accounts payable and accrued expenses	6,573	12,986
Escrow payable and other customer accounts	(3,788)	980
Other liabilities	2,424	(354)
Net cash used in operating activities-continuing operations	(18,537)	(91,186)
Net cash provided by/(used in) operating activities-discontinued operations	6,085	(18,119)
Net cash used in operating activities	(12,452)	(109,305)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,164)	(849)
Proceeds from sale of assets held for sale	2,436	—
Payments to dispose of assets held for sale	—	(1,597)
Capitalization of internal use software	(6,672)	(7,403)
Net cash used in investing activities-continuing operations	(5,400)	(9,849)
Net cash provided by/(used in) investing activities-discontinued operations	17,323	(579,680)
Net cash provided by/(used in) investing activities	11,923	(589,529)
Cash Flows from Financing Activities:
Principal payments on senior notes	—	(111,606)
Net (repayments) borrowings on warehouse lines of credit	(52,722)	105,701
Tax withholding upon vesting of restricted stock units	(4,901)	—
Proceeds from issuance of common stock	77,697	589
Proceeds from issuance of stock options	476	4
Proceeds from exercise of warrants	5,732	—
Net investment in discontinued operations	—	(47,055)
Net cash provided by/(used in) financing activities-continuing operations	26,282	(52,367)
Net cash (used in)/provided by financing activities-discontinued operations	(34,010)	607,740
Net cash (used in)/provided by financing activities	(7,728)	555,373
Effects of currency translation on cash, cash equivalents, and restricted cash	125	1,829
Net change in cash, cash equivalents, and restricted cash, including cash classified within assets held for sale	2,470	(151,573)
Less: net change in cash, cash equivalents and restricted cash classified within assets held for sale	(333)	1,328
Cash, cash equivalents, and restricted cash—Beginning of period	88,283	218,042
Cash, cash equivalents, and restricted cash—End of period	$90,420	$67,797
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

	Nine Months Ended September 30,
(Amounts in thousands)	2026	2025
Cash and cash equivalents, end of period	$77,492	$61,444
Restricted cash, end of period	12,928	6,353
Cash, cash equivalents and restricted cash per condensed consolidated balance sheets	90,420	$67,797
Cash and cash equivalents included in assets held for sale	—	1,471
Restricted cash included in assets held for sale	—	4,513
Cash and cash equivalents included in assets of discontinued operations	10,395	12,450
Restricted cash included in assets of discontinued operations	3,652	6,198
Total cash, cash equivalents and restricted cash, including amounts classified within assets held for sale and discontinued operations	$104,467	$92,429

Supplemental Disclosure of Cash Flow Information:
Interest paid on continuing operations	$18,128	$15,760
Interest paid on discontinued operations	$26,939	$6,092
Income taxes paid	$374	$1,671
Non-Cash Investing and Financing Activities:
Capitalization of stock-based compensation related to internal use software	$1,523	$1,041
Vesting of common stock issued via notes receivable from stockholders	$—	$2
Convertible notes exchange	$—	$207,599
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
Mortgage loans originated within the United States are through the Company’s wholly-owned subsidiary Better Mortgage Corporation (“BMC”). BMC is an approved Title II Single Family Program Lender with the Department of Housing and Urban Development’s (“HUD”) Federal Housing Administration (“FHA”), and is an approved seller and servicer with the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FMCC”). The Company conducts banking operations in the United Kingdom through Birmingham Bank, a regulated U.K. banking entity acquired in 2023 (“Birmingham Bank”). In the fourth quarter of 2024, the Company decided to dispose of certain operating units in the U.K. In addition, in the fourth quarter of 2025, the Company approved a plan to sell Birmingham Bank. Accordingly, the assets and liabilities of the Birmingham Bank disposal group continue to be classified as held for sale and presented separately in the condensed consolidated balance sheets. Prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications did not affect total assets, total liabilities, net loss, or stockholders’ equity. See Note 3 for further details.
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
In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position and its results of operations, changes in stockholders’ equity and cash flows. The results of operations and other information for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2025.
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
Short-term investments—Short term investments consist of fixed income securities, typically U.S. and U.K. government treasury securities and U.S. and U.K. government agency securities with maturities ranging from 91 days to one year. Management determines the appropriate classification of short-term investments at the time of purchase. Short-term investments reported as held-to-maturity are those investments that the Company has both the positive intent and ability to hold to maturity and are stated at amortized cost on the condensed consolidated balance sheets. All of the

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company’s short term investments are classified as held to maturity. The Company has not recognized any impairments on these investments to date and any unrealized gains or losses on these investments are immaterial. The U.S. and U.K. government treasury securities and U.S. and U.K. government agency securities are issued by U.S. and U.K. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the respective governments as to timely repayment of principal and interest, are highly rated by major rating agencies, and have a long history of no credit losses. Therefore, credit losses for these securities were immaterial as the Company does not currently expect any material credit losses on these short-term investments. As of September 30, 2026 and December 31, 2025, these short-term investments were included in assets of discontinued operations on the condensed consolidated balance sheets as they relate to the Birmingham Bank disposal group. See Note 3 for additional information.
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

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026 and December 31, 2025, loans held for investment were included in assets of discontinued operations on the condensed consolidated balance sheets as part of the Birmingham Bank disposal group. See Note 3 for additional information.
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
Segments—The Company’s chief operating decision maker (“CODM”), the Founder and Head of Platform, Product, and Innovation, manages the Company’s business activities as a single operating and reportable segment. Accordingly, the CODM evaluates performance and allocates resources based on consolidated net income (loss) from operations as

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
presented in the condensed consolidated statements of operations and comprehensive loss. The CODM uses consolidated net income (loss) from continuing operations to assess overall operating performance, evaluate budget-to-actual results, monitor profitability trends, and determine resource allocation priorities, including investments in personnel, technology, marketing, and strategic initiatives. The CODM also reviews functional expense information to manage the Company’s operations. Other items included in net income (loss) are net interest income, depreciation and amortization, and income tax expense (benefit), which are reflected in the condensed consolidated statements of operations and comprehensive loss. The Company operates as a single operating and reportable segment; as such, all assets and operating expenses presented in the accompanying condensed consolidated financial statements are attributable solely to that segment and represent the entirety of the Company’s assets and operating expenses.
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, and in January 2025, ASU 2025-01, Income Statement - Comprehensive Income - Expense Disaggregation Disclosures (subtopic 220-40), which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The ASUs are effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). The ASU replaces the existing stage-based model for capitalizing internal-use software development costs with a principles-based model that begins capitalization when management authorizes and commits to fund a project and it is probable the project will be completed and the software placed into service. The guidance also incorporates website development costs into the internal-use software framework and requires enhanced disclosures related to capitalized costs and amortization. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statements.
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
On September 30, 2026, the Company completed the sale of 80% ownership interest in London House Exchange Ltd. (“LHX”) and retained a 20% ownership interest. Following the transaction, the Company concluded that it no longer held a controlling financial interest and LHX was deconsolidated upon the transfer of control. Total consideration was approximately $1.3 million (£1.0 million), consisting primarily of $0.6 million (£0.4 million) of non-cash consideration and approximately $0.7 million (£0.6 million) of deferred consideration. The deferred payment is scheduled for release on March 30, 2028, subject to completion adjustments, claims, and contractual payment conditions, including the condition that the buyer not initiate a wind-down of LHX before that date. The retained 20% interest was initially recognized at a fair

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
value of approximately $0.1 million (£0.1 million) and is accounted for using the equity method. The Company recognized a net pre-tax gain on disposal of approximately $2.1 million (£1.5 million), included within other expenses (income) in the condensed consolidated statements of operations and comprehensive loss. Following the sale, no LHX assets or liabilities remained classified as held for sale as of September 30, 2026.
The remaining disposal group, Birmingham Bank, continues to be presented within assets and liabilities of discontinued operations in the condensed consolidated balance sheets. Additional information regarding Birmingham Bank is provided in the discontinued operations discussion below.
The following table represents summarized balance sheet information by major class of assets and liabilities held for sale:

(Amounts in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$—	$710
Restricted cash	—	4,256
Mortgage loans held for sale, at fair value	—	1,954
Other receivables, net	—	706
Property and equipment, net	—	2
Internal use software and other intangible assets, net	—	2,357
Goodwill	—	711
Prepaid expenses and other assets	—	69
Write down of assets to fair value less cost to sell	—	(2,078)
Total assets held for sale	$—	$8,687

Accounts payable and accrued expenses	$—	$424
Escrow payable and other customer accounts	—	4,256
Other liabilities	—	122
Total liabilities held for sale	$—	$4,802
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
The Company reevaluated the held-for-sale criteria under ASC 360 as of September 30, 2026 and concluded that the Birmingham Bank disposal group continues to meet the criteria for held for sale classification. Accordingly, the assets and liabilities of the Birmingham Bank disposal group continue to be classified as held for sale and presented separately in the condensed consolidated balance sheets. Prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications did not affect total assets, total liabilities, net loss, or stockholders’ equity.
Assets and liabilities classified as held for sale are measured at the lower of their carrying amount or estimated fair value less costs to sell. For the nine months ended September 30, 2026, the Company recorded a net write-down of $14.1 million for the Birmingham Bank disposal group. This amount includes a $2.0 million write-up during the three months ended September 30, 2026, reflecting an increase in the disposal group’s estimated fair value less costs to sell. The Company also recorded a $0.3 million impairment to internal-use software related to the Birmingham disposal group. The net write-down and software impairment are included in discontinued operations in the condensed consolidated statements

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of operations and comprehensive loss. The estimated fair value of the Birmingham Bank disposal group is based on management’s assessment of expected proceeds from a potential sale, considering available market information and discussions with potential buyers. Costs to sell primarily include legal, advisory, and other transaction-related costs. The determination of fair value less costs to sell involves judgment and may change as additional information becomes available.
The following table represents summarized balance sheet information by major class of assets and liabilities for discontinued operations:

(Amounts in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$10,395	$20,470
Restricted cash	3,652	7,861
Short-Term investments	81,007	103,607
Loans held for investment (net of allowance for credit losses of $2,712 and $2,251)	720,547	723,333
Other receivables, net	2,691	4,092
Property and equipment, net	101	129
Internal use software and other intangible assets, net	4,260	4,636
Derivative assets	10,304	—
Prepaid expenses and other assets	988	749
Write down of assets to fair value less cost to sell	(13,841)	—
Total assets of discontinued operations	$820,104	$864,877

Accounts payable and accrued expenses	$13,756	$15,567
Customer deposits	728,974	762,984
Derivative liabilities	7,915	1,627
Other liabilities	6,640	—
Total liabilities of discontinued operations	$757,285	$780,178
The following table represents the results of operations of Birmingham Bank, which have been classified as discontinued operations in the condensed consolidated statements of operations and comprehensive loss for the periods presented:

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Other revenue	$(8)	$(306)	(18)	284
Net interest income
Interest income	11,008	9,183	33,693	17,634
Interest expense	(7,868)	(6,559)	(24,528)	(12,916)
Net interest income	3,140	2,624	9,165	4,718
Total net revenues from discontinued operations	3,132	2,318	9,147	5,002
Expenses:
Compensation and benefits	3,301	3,441	9,405	9,797
General and administrative	1,288	1,061	3,328	2,920
Technology	636	547	1,861	1,621
Marketing and advertising	2	11	17	45
Depreciation and amortization	301	266	868	716
Other expenses (income)	(1,648)	(772)	14,646	630
Total expenses from discontinued operations	3,880	4,554	30,125	15,729
Net loss before income tax expense discontinued operations	(748)	(2,236)	(20,978)	(10,727)
Income tax benefit	(13)	—	(154)	—
Net loss discontinued operations	$(735)	$(2,236)	$(20,824)	$(10,727)

Loss per share attributable to common stockholders, basic and diluted:
Net loss from discontinued operations	$(0.04)	$(0.14)	$(1.15)	$(0.70)
Weighted average common shares outstanding — basic and diluted	18,998,006	15,263,321	18,030,251	15,223,492

	Nine Months Ended September 30,
(Amounts in thousands)	2026	2025
Net cash provided by (used in) operating activities-discontinued operations	$6,085	$(18,119)
Net cash provided by (used in) investing activities-discontinued operations	17,323	(579,680)
Net cash (used in)/provided by financing activities	(34,010)	607,740
4. Revenue
Revenue— Revenue presented in this note reflects continuing operations and excludes amounts related to discontinued operations (See Note 3 for additional details). Revenue from contracts with customers under ASC 606 primarily consists of broker, real estate, settlement and insurance service revenue. Other revenue presented in the condensed consolidated statements of operations, including gains on sales of mortgage loans and interest income, is accounted for under other applicable U.S. GAAP. The Company disaggregates its revenue from contracts with customers based on the nature of the underlying service, as described below.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Gain on loans, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Gain on sale of loans, net	$41,498	$36,249	$136,416	$91,542
Broker revenue	1,679	1,608	4,560	5,114
Loan repurchase reserve (provision)/recovery	(1,334)	(1,436)	(2,844)	1,113
Total gain on loans, net	$41,843	$36,421	$138,132	$97,769

Other revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
International lending revenue	$17	$1,534	$79	$4,936
Insurance services	483	587	1,631	2,085
Real estate services	194	465	692	1,564
Other revenue	174	497	702	1,238
Total other revenue	$868	$3,083	$3,104	$9,823

Net interest income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Interest income
Mortgage interest income	$7,954	$7,075	$22,582	$21,298
Interest income from investments	656	597	1,645	2,525
Total interest income	8,610	7,672	24,227	23,823
Interest expense
Warehouse interest expense	(6,199)	(5,627)	(18,128)	(14,142)
Other interest expense (1)	(4)	—	(18)	(1,711)
Total interest expense	(6,203)	(5,627)	(18,146)	(15,853)
Total net interest income	$2,407	$2,045	$6,081	$7,970
__________________
(1) The 2025 amount primarily consists of interest on Convertible Notes, see Note 10 for more details.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Mortgage Loans Held for Sale and Warehouse Lines of Credit
The Company has the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	September 30, 2026	December 31, 2025
Funding Facility 1 (1)	March 2, 2027	$150,000	$61,431	$81,423
Funding Facility 2 (2)	January 21, 2027	350,000	184,039	117,499
Funding Facility 3 (3)	April 5, 2027	350,000	113,670	212,940
Total warehouse lines of credit		$850,000	$359,140	$411,862
__________________

(1)Interest charged under the facility is at the 30-day term SOFR plus 1.85% - 2.15%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(2)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. A compensating balance of $7.0 million is maintained and included in cash and cash equivalents. This amount represents a compensating balance arrangement and is not legally restricted. Failure to maintain the required balance may limit the Company’s ability to obtain future advances under the facility. As of September 30, 2026, the Company was in compliance with this requirement.
(3)Interest charged under the facility is at the daily simple SOFR plus 1.70% - 2.45%. There is no cash collateral deposit maintained as of September 30, 2026.

The unpaid principal amounts of the Company’s LHFS are also pledged as collateral under the relevant warehouse funding facilities. The Company’s LHFS are summarized below by those pledged as collateral and those fully funded by the Company:

(Amounts in thousands)	September 30, 2026	December 31, 2025
Funding Facility 1	$64,571	$89,483
Funding Facility 2	203,749	129,515
Funding Facility 3	126,062	226,822
Total LHFS pledged as collateral	394,382	445,820
Company-funded LHFS	8,690	6,197
Company-funded HELOC	8,154	7,308
Total LHFS	411,226	459,325
Fair value adjustment	416	7,356
Total LHFS at fair value	$411,642	$466,681
For the nine months ended September 30, 2026, the Company recognized net gains of $0.4 million related to changes in the fair value of mortgage loans held for sale, which are included within gain on loans, net in the condensed consolidated statements of operations and comprehensive loss. Average days loans held for sale, other than Company-funded LHFS and Company-funded HELOC, for the three and nine months ended September 30, 2026, were approximately 32 days and 30 days, respectively. This is defined as the average days between funding and sale for loans funded during each period. As of September 30, 2026 and December 31, 2025, the unpaid principal balance of loans that were either 90 days past due or non-performing was $4.5 million and $2.4 million, respectively. As of September 30, 2026 and December 31, 2025, loans on non-accrual status were immaterial.
For the nine months ended September 30, 2026 and 2025, the weighted average interest rate for the warehouse lines of credit was 5.65% and 6.08%, respectively. The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth, liquid assets, liquidity ratios, and leverage ratios, and earnings. In addition, these warehouse lines also require the Company to maintain compensating cash balances. As of September 30, 2026 and December 31, 2025, the Company maintained $3.8 million of cash collateral deposits included in restricted cash and $7.0 million of compensating balances included in cash and cash equivalents on the accompanying condensed consolidated balance sheets. The Company was in compliance with all financial covenants under the warehouse lines as of September 30, 2026.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Loans Held for Investment
The Company’s loans held for investment primarily consist of buy-to-let property loans, which finance properties purchased for rental to tenants. These loans represented 99.9% of the portfolio as of both September 30, 2026 and December 31, 2025. As of September 30, 2026, the Company’s loans held for investment continue to be included within assets of discontinued operations on the condensed consolidated balance sheets as they relate to the Birmingham Bank disposal group (see Note 3). Prior to classification as held for sale, the Company’s Loans Held for Investment portfolio was summarized as follows:

(Amounts in thousands)	September 30, 2026	December 31, 2025
Property - Buy to Let	$744,237	$736,807
Other	175	544
Deferred fees, net	(11,067)	(13,713)
Fair value hedge basis adjustment	(10,086)	1,946
Allowance for credit losses	(2,712)	(2,251)
Total Loans Held for Investment, net	$720,547	$723,333
The following table presents the activity in the allowance for credit losses related to loans held for investment:

	Nine Months Ended September 30,
(Amounts in thousands)	2026	2025
Balance at beginning of period	$(2,251)	$(1,667)
Provision for credit losses	(487)	(555)
Effect of foreign currency exchange rate changes	26	(101)
Balance at end of period	$(2,712)	$(2,323)
Accrued interest receivable on loans receivable totaled $1.3 million and $1.0 million, respectively, as of September 30, 2026 and December 31, 2025, which are included within assets of discontinued operations on the condensed consolidated balance sheets. The Company elected the practical expedient to exclude the applicable accrued interest receivable on loans receivable from the disclosed amortized cost basis.
The Company concluded that it has a non-accrual policy which allows for the timely reversal of accrued interest should an asset be placed on non-accrual; accordingly, there was no allowance for credit losses for accrued interest receivable on loans receivable as of September 30, 2026. When writing off uncollectible accrued interest receivables on its loans held for investment portfolio, the Company considers 90 days to be a timely manner.
Uncollectible amounts of accrued interest receivable are charged off by reversing interest income. The Company had no charge-offs of uncollectible accrued interest on its outstanding loans held for investment during each of the nine months ended September 30, 2026 and 2025.
Loans are placed on non-accrual status and the accrual of interest is discontinued if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Generally, payments received on non-accrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of September 30, 2026, two loans were on non-accrual status. Upon placement on non-accrual status, the Company ceased accruing interest income on the loan. As of December 31, 2025, there were no loans that were placed on non-accrual status.
Loans are considered past due when two or more scheduled interest payments have not been received by their contractual due dates. As of September 30, 2026, three loans held for investment, with a total unpaid principal balance of $4.1 million past due. The Company had recorded an allowance for credit losses of $0.4 million related to these loans. Two loans held for investment, with an aggregate amortized cost basis of $1.6 million, were between 105 to 360 days past due and on non-accrual status. The Company discontinued accruing interest on these loan when it became 90 days past due and when management determined collectability was in question. One loan held for investment, with an aggregate amortized

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
cost basis of $2.5 million, was 60 days past due and continued to accrue interest. As of December 31, 2025, there was an immaterial amount of loans held for investment past due.
The Company considers loans for which the repayment is expected to be provided substantially through the operation or sale of collateral and the borrower is experiencing financial difficulty, or where foreclosure is probable, to be collateral dependent. As of September 30, 2026 and December 31, 2025, there was one loan with a total unpaid balance of approximately $2.5 million in which formal foreclosure proceedings were in process. The Company had recorded an allowance for credit loss of $0.3 million as of September 30, 2026.
During each of the three and nine months ended September 30, 2026 and 2025, there were no modifications for loans to borrowers experiencing financial difficulty.
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
The amounts presented by year of origination exclude fair value hedge accounting basis adjustments, which are presented separately above:

September 30, 2026
(Amounts in thousands)	2026	2025	2024	2023	2022	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	—	224	—	—	—	224
Over 40 Months	26,123	594,545	111,512	766	—	—	732,946
Total	$26,123	$594,545	$111,736	$766	$—	$—	$733,170

Other
0-20 Months	$—	$—	$—	$—	$168	$7	$175
21-40 Months	—	—	—	—	—	—	—
Over 40 Months	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$168	$7	$175

Total	$26,123	$594,545	$111,736	$766	$168	$7	$733,345

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025
(Amounts in thousands)	2025	2024	2023	2022	2021	Prior	Total
Property - Buy to Let
0-20 Months	$—	$—	$—	$—	$—	$—	$—
21-40 Months	—	226	—	—	—	—	226
Over 40 Months	605,424	116,675	769	—	—	—	722,868
Total	$605,424	$116,901	$769	$—	$—	$—	$723,094

Other
0-20 Months	$—	$—	$—	$406	$125	$—	$531
21-40 Months	—	—	13	—	—	—	13
Over 40 Months	—	—	—	—	—	—	—
Total	$—	$—	$13	$406	$125	$—	$544

Total	$605,424	$116,901	$782	$406	$125	$—	$723,638

7. Goodwill and Internal Use Software and Other Intangible Assets, Net
Changes in the carrying amount of goodwill, net consisted of the following:

	Nine Months Ended September 30,
(Amounts in thousands)	2026	2025
Balance at beginning of period	$10,995	$23,615
Goodwill impairment	—	(488)
Reclassification of discontinued operations goodwill to assets held for sale	—	(13,518)
Effect of foreign currency exchange rate changes	—	1,386
Balance at end of period	$10,995	$10,995
No impairment of goodwill was recognized for the three and nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company recorded goodwill impairment charges of $0.5 million related to an entity that was subsequently sold during 2025, and was included within other expense (income) in the condensed consolidated statements of operations and comprehensive loss. Accordingly, there were no accumulated goodwill impairment losses as of September 30, 2026 and 2025. Goodwill associated with the Birmingham Bank disposal group is included within assets of discontinued operations.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Internal use software and other intangible assets, net consisted of the following:

	As of September 30, 2026
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$164,678	$(149,031)	$15,647
Intellectual property and other	5.0	1,696	(1,657)	39
Total Intangible assets with finite lives, net		166,374	(150,688)	15,686
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Total Internal use software and other intangible assets, net		$168,194	$(150,688)	$17,506

	As of December 31, 2025
(Amounts in thousands, except useful lives)	Weighted Average Useful Lives (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with finite lives
Internal use software and website development	3.0	$156,482	$(141,092)	$15,390
Intellectual property and other	5.0	1,697	(1,558)	139
Total Intangible assets with finite lives, net		158,179	(142,650)	15,529
Intangible assets with indefinite lives
Domain name		1,820	—	1,820
Total Internal use software and other intangible assets, net		$159,999	$(142,650)	$17,349
The December 31, 2025 amounts presented above have been reclassified to conform to the current-period presentation. Goodwill and intangible assets associated with the Birmingham Bank disposal group are not included in the tables above and are instead presented within assets of discontinued operations. See Note 3 for further details.
The Company capitalized $2.6 million and $2.8 million in internal use software and website development costs during the three months ended September 30, 2026 and 2025, respectively. Internal use software and website development costs during the three months ended September 30, 2026 and 2025 had a weighted-average amortization period of 3.0 years. Included in capitalized internal use software and website development costs are $0.4 million and $0.3 million of stock-based compensation costs for the three months ended September 30, 2026 and 2025, respectively. Amortization expense totaled $2.6 million and $3.1 million during the three months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, no impairment was recognized relating to intangible assets.
The Company capitalized $8.2 million and $8.4 million in internal use software and website development costs during the nine months ended September 30, 2026 and 2025, respectively. Included in capitalized internal use software and website development costs were $1.5 million and $1.0 million of stock-based compensation costs for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense totaled $8.0 million and $9.4 million during the nine months ended September 30, 2026 and 2025, respectively.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense related to intangible assets as of September 30, 2026 is expected to be as follows:

(Amounts in thousands)	Total
2026 (remaining)	$2,380
2027	7,897
2028	4,551
2029	858
Total	$15,686

8. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following:

	As of September 30,	As of December 31,
(Amounts in thousands)	2026	2025
Prepaid expenses	$12,185	$11,786
Tax receivables	6,590	6,242
Security deposits	9,664	8,763
Prefunded loans in escrow	5,089	352
Total prepaid expenses and other assets	$33,528	$27,143
The December 31, 2025 amounts presented above have been reclassified to conform to the current-period presentation. Prepaid expenses and other assets associated with the Birmingham Bank disposal group are not included in the table above and are instead presented within assets of discontinued operations. See Note 3 for additional information.
The Company’s prepaid expenses and other assets include investments in non-affiliates. During the three months ended September 30, 2026, the Company recognized an impairment charge of $1.5 million related to a non-affiliated company investment. The investment’s carrying value was $0.4 million and $1.9 million as of September 30, 2026 and December 31, 2025, respectively.
The prefunded loans in escrow consist of loans that were funded in the current period but closed in the subsequent period. Due to the timing of the closing of these loans, they are not mortgage loans held for sale in the current period.
9. Customer Deposits
Customer Deposits—The Company offers individual savings accounts and other depository products with differing maturities and interest rates through its U.K. banking operations. As of September 30, 2026 and December 31, 2025, customer deposits continue to be included within liabilities of discontinued operations on the condensed consolidated balance sheets as they relate to the Birmingham Bank disposal group (see Note 3). The balance of customer deposits as of September 30, 2026 and December 31, 2025 was $729.0 million and $763.0 million, respectively.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present average balances and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended September 30,
	2026		2025
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$127,435	3.63%	$142,461	3.71%
Term	574,631	4.21%	470,405	4.44%
Savings	25,142	2.38%	147	2.70%
Total deposits	$727,208	3.41%	$613,013	3.62%

	Nine Months Ended September 30,
	2026		2025
(Amounts in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Notice	$135,904	3.53%	$90,298	3.74%
Term	588,106	4.29%	319,129	4.58%
Savings	26,285	2.43%	371	2.31%
Total deposits	$750,295	3.42%	$409,798	3.54%
The following table presents maturities of customer deposits:

(Amounts in thousands)	As of September 30, 2026
Demand deposits	$160,641
Maturing In:
Remainder of 2026	10,945
2027	247,925
2028	163,478
2029	41,399
2030	102,665
Thereafter	1,921
Total	$728,974
Interest expense on deposits is recorded in interest expense in the condensed consolidated statements of operations and comprehensive loss for the periods indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Notice	$1,381	$1,485	$4,542	$2,798
Term	6,464	5,068	19,927	10,112
Savings	23	6	59	6
Total Interest Expense	$7,868	$6,559	$24,528	$12,916
Deposits are for U.K. banking clients and are protected up to £120 thousand ($159 thousand) per eligible person by the Financial Services Compensation Scheme in the U.K. As of September 30, 2026, $173.8 million of customer deposits exceeded the applicable protected amount.
10. Senior Notes
Convertible Notes—As a result of the April 2025 Note Exchange described below, all Convertible Notes (as defined below) were extinguished. Accordingly, there was no outstanding balance as of September 30, 2026 or December 31, 2025,

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and no interest expense was recognized for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Company recorded no interest expense and $1.7 million of interest expense, respectively, related to the Convertible Notes. The interest expense represents amounts incurred prior to the exchange. Interest expense from the Convertible Notes is included in interest expense within the condensed consolidated statements of operations and comprehensive loss.
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
Under the TDR accounting treatment, the initial carrying value of the Senior Notes of $200.4 million is made up of the total future undiscounted cash flows which includes principal of $155.0 million and interest make-whole as well as a redemption premium of $45.4 million. The interest make-whole and the redemption premium are related to the optional redemption feature where the Company can redeem all or part of the Senior Notes prior to December 31, 2028 at 108% of the principal plus a make-whole premium as discussed further below. The Company included the estimated maximum future cash payments required under the contingent payment provisions in the carrying amount of the restructured debt.
Senior Notes—On the Closing Date, the Company entered into an indenture (the “Senior Notes Indenture”) with GLAS Trust Company LLC, as trustee and notes collateral agent (the “Trustee”). As of both September 30, 2026 and December 31, 2025, the carrying amount of the Senior Notes was $198.8 million on the condensed consolidated balance sheets. Cash interest payments are applied as reductions to the carrying amount of the Senior Notes in accordance with TDR accounting. Since July 18, 2025, the Company has elected to pay interest in kind on the Senior Notes.
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
In September 2021, the Company and TheNumber entered into a technology integration and license agreement. The listed services provided by TheNumber are lead generation, market rate analysis, lead growth analysis, property listing analysis, automated valuation models, and financial risk analysis. Both parties agreed to jointly develop all aspects of this program, and the agreement provides for the utilization of TheNumber employees by the Company. The services provided by TheNumber are not integral to the Company’s technology platform and amounts incurred are not material to the Company. In connection with these agreements, the Company incurred expenses of $0.5 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, which are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. The Company incurred expenses of $1.2 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively, and had a payable of $0.5 million and $0.1 million as of September 30, 2026 and December 31, 2025, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets.
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
During 2024, the Company decided to cease offering the products and services provided via the Notable Agreements. As of September 30, 2026 and December 31, 2025, the Company had $1.7 million and $2.5 million, respectively, of unsecured home improvement loans purchased from Notable, which are included within mortgage loans held for sale, at fair value on the condensed consolidated balance sheets. Notable will continue to provide servicing for the loans purchased from Notable that remain on the Company’s condensed consolidated balance sheet.
Other Related Party Services—The Company has relationships with 1/0 Capital LLC and Zethos Inc (doing business as “True Work”), companies affiliated with Vishal Garg, the Company’s founder, former Chief Executive Officer and a member of the Board, which provide services to the Company varying from data analytics to information technology support services. For the three and nine months ended September 30, 2026, the Company recorded $0.1 million and $0.2 million, respectively, in relation to these services. For both the three and nine months ended September 30, 2025, the Company recorded an immaterial amount in relation to these services. These expenses are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
Consent Solicitation–Related Expense Reimbursement - In connection with the consent solicitation initiated by Mr. Garg and certain of his affiliates during the third quarter of 2026, the Company, with the consent of the Board, agreed to

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
reimburse Mr. Garg and certain of his affiliates for specified expenses incurred in connection with that solicitation and related litigation. These expenses related to legal, consent-solicitation and public-relations services provided to Mr. Garg and certain of his affiliates. 1/0 Capital LLC provided legal services to Mr. Garg, and the other affiliated entities incurred third-party costs.
As a result of the consent solicitation initiated by Mr. Garg and certain of his affiliates during the quarter ended September 30, 2026, companies affiliated with Mr. Garg, 1/0 Capital LLC and companies hired by affiliates of Mr. Garg provided services related to the consent solicitation.  These services included legal, consent solicitation and public relations advice.  For the three and nine months ended September 30, 2026, the Company recorded $5.5 million and $5.5 million, respectively, in relation to those services. As of September 30, 2026, and December 31, 2025, the Company included a payable accrual of $5.5 million and an immaterial amount within accounts payable and accrued expenses on the condensed consolidated balance sheets.
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
Since the third quarter of 2020, the Company regularly has been the subject of employee-related labor disputes, including disputes alleging that the Company failed to pay certain employees for overtime and has violated, or is in violation of, the Fair Labor Standards Act and labor laws in the State of California. The majority of such legal claims and proceedings are in the early stages. As part of the disputes and other similar types of legal matters, the Company included an estimated liability of $6.7 million and $6.7 million, as of September 30, 2026 and December 31, 2025, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. During the nine months ended September 30, 2026, changes in the liability included settlements totaling $0.2 million. The Company also recorded additional accruals of $0.2 million related to certain other employment matters, which were included within general and administrative expense on the condensed consolidated statement of operations and comprehensive loss. In addition, on July 1, 2026, the parties in Dominguez v. Better Mortgage Corporation, one such dispute alleging failure to pay employees for overtime in the State of California filed for approval of a settlement agreement, under which Better would pay a class settlement amount of $6.7 million, which is included in the Company's estimated liability as of September 30, 2026. If approved, under the terms of the settlement, the payment would not be due before January 8, 2027.
On December 2, 2024, Luminate Home Loans, Inc. filed an action in the U.S. District Court for the Southern District of California against the Company and certain current employees. The complaint alleges, among other things, misappropriation of trade secrets and confidential information and solicitation of employees in connection with the Company’s retail mortgage business. The Company disputes the allegations. During the three months ended September 30, 2026, the Company recorded an accrual of $1.2 million related to this matter, which is included in accrued expenses. The matter remains pending.
Regulatory Matters—In the third quarter of 2021, following third-party audits of samples of loans produced during the fiscal years 2018, 2019, and 2021, the Company became aware of certain TILA-RESPA Integrated Disclosure (“TRID”) defects in the loan production process that resulted in the final closing costs disclosed in the closing disclosure, in some instances, being greater than those disclosed in the loan estimate. Some of these defects were outside applicable tolerances under the TRID rule, which resulted in potential overcharges to consumers. As of September 30, 2026 and December 31, 2025, the Company included an estimated liability of $0.7 million and $5.1 million, respectively, within accounts payable and accrued expenses on the condensed consolidated balance sheets. During the three months ended September 30, 2026, the Company recorded a reduction in the liability for these potential TRID defects of $0.1 million, which is included within loan origination expense in the condensed consolidated statements of operations and

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
comprehensive loss. During the nine months ended September 30, 2026, the Company recorded a net reduction in the liability for these potential TRID defects of $4.4 million, which is included within loan origination expense in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2026, the Company recorded no relief of the liability due to payments to customers.
For the three and nine months ended September 30, 2025, the Company recorded an additional accrual of $0.1 million and a reduction in the liability of $0.7 million for these potential TRID defects, respectively, which are included within loan origination expense in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2025, the Company had relief of the liability due to payments to customers in the amount of none and $0.8 million, respectively. This accrual is the Company’s best estimate of potential exposure on the larger population of loans based on the results obtained by the audited sample. The accrued amounts are for estimated refunds potentially due to consumers for TRID tolerance errors for loans produced with the identified defects. The Company is continuing to remediate TRID tolerance defects as necessary.
Concentrations—See below for areas considered to be concentrations of credit risk for the Company:
Significant loan purchasers are those which represent more than 10% of the Company’s loan volume. During the three months ended September 30, 2026, the Company had four loan purchasers that respectively accounted for 30%, 11%, 11% and 10% of loans sold by the Company. During the three months ended September 30, 2025, the Company had three loan purchasers that accounted for 39%, 12%, and 11% of loans sold by the Company. During the nine months ended September 30, 2026, the Company had three loan purchasers that respectively accounted for 25%, 12% and 11% of loans sold by the Company. During the nine months ended September 30, 2025, the Company had three loan purchasers that accounted for 36%, 12% and 10% of loans sold by the Company.
Concentrations of credit risk associated with the LHFS carried at fair value are limited due to the large number of borrowers and their dispersion across many geographic areas throughout the United States. As of September 30, 2026, the Company originated 11% of its LHFS secured by properties in California. As of December 31, 2025, the Company originated 12% of its LHFS secured by properties in California.
The Company maintains cash and cash equivalent balances at various financial institutions. Cash accounts at each bank are insured by the Federal Deposit Insurance Corporation for amounts up to $0.25 million. As of September 30, 2026 and December 31, 2025, the majority of the Company’s cash and cash equivalent balances are in excess of the insured limits at various financial institutions.
Escrow Payable and Other Customer Accounts—In accordance with its lender obligations, the Company maintains a separate escrow bank account to hold borrower funds pending future disbursement. The Company administers escrow deposits representing undisbursed amounts received for payment of property taxes, insurance and principal, and interest on mortgage loans held for sale. The Company also administers customer deposits in relation to other non-mortgage products and services that the Company offers. These funds are shown as restricted cash and there is a corresponding escrow payable on the condensed consolidated balance sheet, as they are being held on behalf of the borrower or customer. The balance in these accounts as of September 30, 2026 and December 31, 2025, was $0.6 million and $0.2 million, respectively, and are included within escrow payable and other customer accounts on the condensed consolidated balance sheets.
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
For all counterparties with open positions as of September 30, 2026, in the event that the Company does not deliver into the forward-delivery commitments, they can be settled on a net basis. Net settlements entail paying or receiving cash based upon the change in market value of the existing instrument.
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
Credit Risk—The Company’s hedging program is not designated as formal hedging from an accounting standpoint, contains an element of risk because the counterparties to its mortgage securities transactions may be unable to meet their obligations. While the Company does not anticipate nonperformance by any counterparty, it is exposed to potential credit losses in the event the counterparty fails to perform. The Company’s exposure to credit risk in the event of default by the counterparty is the difference between the contract and the current market price. The Company minimizes its credit risk exposure by limiting the counterparties to well-established banks and securities dealers who meet established credit and capital guidelines. All counterparties are over-the-counter (“OTC”) and subject to credit support arrangements (“CSA”) that require the posting or receipt of cash collateral based on changes in the fair value of derivative positions on a daily basis. Refer to Note 15 for further information on collateral posted or received related to these derivative instruments. Accordingly, the Company's counterparty credit exposure is substantially mitigated by these contractual margining arrangements.
Loan Repurchase Reserve—The Company sells loans to loan purchasers without recourse. As such, the loan purchasers have assumed the risk of loss or default by the borrower. However, the Company is usually required by these loan purchasers to make certain standard representations and warranties relating to the loan for up to three years post sale. To the extent that the Company does not comply with such representations, or there are early payment defaults, the Company may be required to repurchase the loans or indemnify these loan purchasers for losses. In addition, if loans pay-off within a specified time frame the Company may be required to refund a portion of the sales proceeds to the loan purchasers. The Company repurchased $5.2 million (16 loans) and $6.6 million (26 loans) in unpaid principal balance of loans during the three months ended September 30, 2026 and 2025, respectively, related to its loan repurchase obligations. The Company repurchased $11.3 million (40 loans) and $10.7 million (41 loans) in unpaid principal balance of loans during the nine months ended September 30, 2026 and 2025, respectively, related to its loan repurchase obligations. The Company’s loan repurchase reserve is included within other liabilities on the condensed consolidated balance sheets. The provision for/(recovery of) the loan repurchase reserve is included within gain on loans, net on the condensed consolidated statements of operations and comprehensive loss. The following presents the activity of the Company’s loan repurchase reserve:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Loan repurchase reserve at beginning of period	$4,079	$4,311	$4,268	$7,523
Provision/(recovery)	1,334	1,436	2,844	(1,113)
Charge-offs	(950)	(1,572)	(2,649)	(2,235)
Loan repurchase reserve at end of period	$4,463	$4,175	$4,463	$4,175
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

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. Net Loss Per Share
The computation of net loss per share and weighted average shares of the Company's common stock outstanding during the periods presented is as follows:

(Amounts in thousands, except for share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net loss per share:
Net loss from continuing operations	$(35,813)	$(36,889)	$(116,628)	$(115,225)
Net loss from discontinued operations	(735)	(2,236)	(20,824)	(10,727)
Net loss	$(36,548)	$(39,125)	$(137,452)	$(125,952)
Shares used in computation:
Weighted average common shares outstanding	18,998,006	15,263,321	18,030,251	15,223,492
Diluted weighted-average common shares outstanding	18,998,006	15,263,321	18,030,251	15,223,492
Net loss per share attributable to common stockholders, basic and diluted:
Net loss from continuing operations	$(1.89)	$(2.42)	$(6.47)	$(7.57)
Net loss from discontinued operations	(0.04)	(0.14)	(1.15)	(0.70)
Net loss	$(1.93)	$(2.56)	$(7.62)	$(8.27)

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

	Nine Months Ended September 30,
(Amounts in thousands)	2026	2025
RSUs and Options to purchase common stock (1)	2,145	1,481
Public Warrants (1)(2)	3,733	3,733
Private Warrants (1)(2)	6,075	6,075
Sponsor locked-up shares (1)	14	14
Total	11,967	11,303
__________________
(1)Securities have an antidilutive effect under the treasury stock method.
(2)Public and Private Warrants (as defined below) are unadjusted by the Reverse Stock Split as a holder must exercise 50 warrants to receive one share of common stock.

15. Fair Value Measurements
The Company’s financial instruments measured at fair value on a recurring basis are summarized below. As of September 30, 2026, certain derivative instruments, including interest rate swaps associated with the Birmingham Bank

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
disposal group, have been reclassified to assets and liabilities of discontinued operations, see Note 3. The December 31, 2025 amounts presented below have been reclassified to conform to the current-period presentation.

	September 30, 2026
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$411,642	$—	$411,642
Derivative assets, at fair value (1)	—	3,623	1,103	4,726
Total Assets	$—	$415,265	$1,103	$416,368

Derivative liabilities, at fair value (1)	$—	$—	$383	$383
Warrants and equity related liabilities, at fair value (2)	705	578	—	1,283
Total Liabilities	$705	$578	$383	$1,666

	December 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Mortgage loans held for sale, at fair value	$—	$466,681	$—	$466,681
Derivative assets, at fair value (1)	—	—	4,210	4,210
Total Assets	$—	$466,681	$4,210	$470,891

Derivative liabilities, at fair value (1)	$—	$554	$250	$804
Warrants and equity related liabilities, at fair value (2)	668	808	—	1,476
Total Liabilities	$668	$1,362	$250	$2,280
__________________
(1)As of September 30, 2026, derivative assets and liabilities represent both IRLCs and forward sale commitments. As of December 31, 2025, derivative assets represent IRLCs, and liabilities represent forward sale commitments, IRLCs and interest rate swaps.
(2)Fair value is derived from methodologies such as the Black-Scholes-Merton model and the Finnerty model where the Company’s underlying stock price is a significant input among other assumptions and inputs.
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
Derivative Assets and Liabilities—The Company uses derivatives to manage various financial risks. The fair values of derivative instruments are determined based on quoted prices for similar assets and liabilities, dealer quotes, and internal pricing models that are primarily sensitive to market observable data. The Company uses other derivative financial instruments, primarily TBA purchase and sale commitments, to manage exposure to interest rate risk and changes in the fair value of the Pipeline. These derivatives are recorded at fair value based on pricing of similar instruments in the secondary market. The changes in value of all derivative financial instruments related to the Pipeline are recorded as Gain on sale of loans, net on the condensed consolidated statements of operations and comprehensive loss. The Company utilizes IRLCs and forward sale commitments. The fair value of IRLCs, which are related to mortgage loan commitments, is based on quoted market prices, adjusted by the pull-through factor, and includes the value attributable to the net servicing fee. The Company evaluated the significance and unobservable nature of the pull-through factor and determined that the classification of IRLCs should be Level 3 as of September 30, 2026 and December 31, 2025. Significant changes in the pull-through factor of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The value of IRLCs also rises and falls with changes in interest rates; for example, entering into interest rate lock commitments at low interest rates followed by an increase in interest rates in the market, will decrease the value of IRLC. The Company had purchases/issuances of approximately $5.4 million and $10.4 million of IRLCs during the three months ended September 30, 2026 and 2025, respectively. The Company had purchases/issuances of approximately $28.7 million and $29.2 million of IRLCs during the nine months ended September 30, 2026 and 2025, respectively.

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The number of days from the date of the IRLC to expiration of the rate lock commitment outstanding as of September 30, 2026 was approximately 42 days on average. The Company attempts to match the maturity date of the IRLCs with the forward commitments. Derivatives are presented in the condensed consolidated balance sheets under derivative assets, at fair value and derivative liabilities, at fair value.
The following table summarizes the net gains (losses) on derivative financial instruments and are included in gain on loans, net within the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
IRLCs	$(2,644)	$(927)	$(3,241)	$3,023
Forward sale commitments(1)	6,796	(1,428)	10,430	(4,618)
Total net gains (losses)	$4,152	$(2,355)	$7,189	$(1,595)
(1)Includes unrealized gains related to the changes in fair value of $6.2 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively. Includes unrealized gains/(losses) related to the changes in fair value of $11.8 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively.

The notional and fair value of derivative financial instruments not designated as hedging instruments were as follows:

(Amounts in thousands)	Notional Value	Derivative Asset	Derivative Liability
Balance as of September 30, 2026
Derivatives not designated as hedging instruments:
IRLCs	$115,839	$1,103	$383
Forward commitments	$152,000	3,623	—
Total		$4,726	$383

Balance as of December 31, 2025
Derivatives not designated as hedging instruments:
IRLCs	$271,373	$4,210	$250
Forward commitments	$286,000	—	554
		$4,210	$804
Derivatives designated as hedging instruments:
Interest rate swaps	$268,768	$—	$1,627
Total		$4,210	$2,431
Derivatives Designated as Hedging Instruments—Prior to classification as held for sale, the Company designated interest rate swap contracts as fair value hedges that qualified for hedge accounting. The fair value of interest rate swaps are based on broker quotes. As of September 30, 2026, these interest rate swaps are included within assets of discontinued operations as part of the Birmingham Bank disposal group (see Note 3). We elected to account for the fair value hedges using the portfolio layer method. We previously recorded the interest rate swaps in the line item "Derivative assets" on our condensed consolidated balance sheet. For qualifying fair value hedges, both the changes in the fair value of the derivative and the portion of the fair value adjustments associated with the portfolio layer attributable to the hedged risk are recognized into earnings as they occur. Derivative amounts impacting earnings are recognized consistent with the classification of the hedged item in the line item "Loans Held for Investment " as part of interest income, a component of consolidated net loss.
In the fiscal year ended December 31, 2025, fair value hedging transactions were executed in which approximately $269 million notional pay-fixed interest rate swaps were consummated with maturities of approximately five years, wherein the Company pays a weighted average fixed rate of approximately 3.7% and receives daily interest based on the Sterling Overnight Index Average (“SONIA”).
Warrant and equity related liabilities—The warrant liability consists of Warrants and certain shares issued to Novator Capital Sponsor Ltd. (the “Sponsor”), a related party, that are subject to transfer restrictions contingent on the

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
price of Class A common stock exceeding certain thresholds (the "Sponsor-Locked-Up Shares"). The warrants consist of the Company's publicly traded warrants ("Public Warrants") and private warrants to acquire shares of Aurora Acquisition Corp. that have been converted into warrants to acquire shares of Class A common stock ("Private Warrants," and together with the Public Warrants, the “Warrants”). The Public Warrants trade on the Nasdaq under the ticker symbol “BETRW” and as such is considered a Level 1 input from an active market to derive the value. The Private Warrants and Sponsor-Locked up Shares, although not publicly traded on an active market, use inputs from the publicly traded Public Warrants and the Company’s publicly traded common stock, respectively, and are further calibrated using observable inputs representing Level 2 measurements within the fair value hierarchy.
Private and Public Warrants—As of September 30, 2026 and December 31, 2025, the aggregate fair value of the Private Warrants and Public Warrants was approximately $1.2 million for each period, included as warrant and equity related liabilities within the condensed consolidated balance sheets. The change in fair value of Warrants for the three months ended September 30, 2026 and 2025, was a gain of $0.7 million and a loss of $5.2 million, respectively, and is included in other expenses within the condensed consolidated statements of operations and comprehensive loss. The change in fair value of Warrants for the nine months ended September 30, 2026 and 2025, was an immaterial loss and a loss of $5.5 million, respectively, and is included in other expenses (income) within the condensed consolidated statements of operations and comprehensive loss.
Framework Warrant (2026)— During the three months ended March 31, 2026, the Company issued a warrant (the “2026 Warrant”) in connection with a private placement transaction, which provided the holder the right to purchase up to 211,312 shares of the Company’s Class A common stock. The warrant was fully exercised during the period, resulting in the issuance of 211,312 shares of Class A common stock to the holder and receipt by the Company of aggregate cash proceeds of approximately $5.7 million. The shares issued upon exercise were recorded within common stock and additional paid-in capital. The Company recognized a loss of $4.4 million related to the 2026 Warrant, including changes in fair value prior to exercise, and is included within other expenses (income) in the condensed consolidated statements of operations and comprehensive loss. No amounts related to the 2026 Warrant remained outstanding as of September 30, 2026.
Sponsor Locked-up Shares—As of September 30, 2026 and December 31, 2025, the Company had a total of $0.1 million and $0.3 million, respectively, of Sponsor Locked-up Share liabilities, which are included within warrant and equity liabilities in the condensed consolidated balance sheets. The change in fair value of Sponsor Locked-up Shares resulted in gains of $0.2 million for both the three and nine months ended September 30, 2026, and losses of $0.4 million for both the three and nine months ended September 30, 2025. These amounts are included in other expenses (income) within the condensed consolidated statements of operations and comprehensive loss.
Counterparty agreements for forward sale commitments contain master netting agreements, which contain a legal right to offset amounts due to and from the same counterparty and can be settled on a net basis.
As of September 30, 2026 and December 31, 2025, Level 3 instruments include IRLCs. The following table presents the rollforward of Level 3 IRLCs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Balance at beginning of period	$3,364	$5,138	$3,961	$1,188
Change in fair value of IRLCs, net	(2,644)	(927)	(3,241)	3,023
Balance at end of period	$720	$4,211	$720	$4,211

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below presents gross amounts of recognized assets and liabilities subject to master netting agreements.

	September 30, 2026
(Amounts in thousands)	Gross Assets/Liabilities	Amounts Offset	Net Balance Sheet amount	Financial Collateral	Cash Collateral	Net Assets/Liabilities
Offsetting of Forward Commitments - Assets	$3,623	$—	$3,623	$—	$3,399	$224
Offsetting of Forward Commitments - Liabilities	$—	$—	$—	$—	$—	$—

	December 31, 2025
(Amounts in thousands)	Gross Assets/Liabilities	Amounts Offset	Net Balance Sheet amount	Financial Collateral	Cash Collateral	Net Assets/Liabilities
Offsetting of Forward Commitments - Assets	$—	$—	$—	$—	$—	$—
Offsetting of Forward Commitments - Liabilities	$(554)	$—	$(554)	$—	$517	$(37)
Significant Unobservable Inputs—The following table presents quantitative information about the significant unobservable inputs used in the recurring fair value measurements of assets categorized within Level 3 of the fair value hierarchy:

	September 30, 2026		December 31, 2025
(Amounts in dollars, except percentages)	Range	Weighted Average	Range	Weighted Average
Level 3 Financial Instruments:
IRLCs
Pull-through factor	0.001% - 99.60%	76.7%	0.03% - 99.60%	69.2%
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

BETTER HOME & FINANCE HOLDING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the carrying amounts and estimated fair value of financial instruments that are not recorded at fair value on a recurring or non-recurring basis:

		September 30, 2026		December 31, 2025
(Amounts in thousands)	Fair Value Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	Level 1	$77,492	$77,492	$79,357	$79,357
Restricted cash	Level 1	$12,928	$12,928	$8,926	$8,926
Short-term investments	Level 1	$81,007	$81,004	$103,607	$103,849
Loans held for investment	Level 3	$723,258	$735,025	$725,584	$745,367
Warehouse lines of credit	Level 2	$359,140	$359,140	$411,862	$411,862
Escrow Payable	Level 2	$639	$639	$172	$172
Senior Notes	Level 3	$198,802	$123,151	$198,802	$135,916
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
16. Income Taxes
On a consolidated basis, the Company recorded total income tax benefit of $1.3 million and income tax expense of $0.4 million from income from continuing operations for the nine months ended September 30, 2026 and 2025, respectively. The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including the ability to accurately project the Company’s pre-tax income or loss for the year and the mix of earnings among various tax jurisdictions. The year-to-date effective tax rate, after discrete items, on income from continuing operations, of 1.11% for the nine months ended September 30, 2026, changed from (0.33)% for the nine months ended September 30, 2025. The income tax benefit for the nine months ended September 30, 2026 was primarily attributable to discrete items related to release of uncertain tax positions upon expiration of the applicable statutes of limitations and from pre‑tax income projections in certain foreign jurisdictions where the Company files standalone returns.
As of each reporting date, the Company considers existing evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred income tax assets. The Company is in a 3-year cumulative loss position as of September 30, 2026. Further, due to losses being estimated in the future, management continues to believe it is more likely than not that the benefit of the deferred income tax assets will not be realized. In recognition of this risk, the Company continues to provide a full valuation allowance on deferred income tax assets.
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
The Company's chief operating decision maker ("CODM"), the Founder and Head of Platform, Product, and Innovation, evaluates segment performance and allocates resources based on consolidated net loss from continuing operations, as presented in the condensed consolidated statements of operations and comprehensive loss. The CODM also reviews consolidated assets and significant expense categories presented in the condensed consolidated financial statements when evaluating performance and allocating resources. Prior-period segment information has been recast to conform to the current presentation.

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
During the nine months ended September 30, 2026, the Company sold 328,030 shares of Class A common stock under the ATM Program for total gross proceeds of $11.9 million. The Company incurred commissions and other offering expenses of $0.2 million. During the three months ended September 30, 2026, the Company did not issue any common stock under the ATM Program.

19. Stock-Based Compensation
Stock-Based Compensation Expense—Stock-based compensation expense is included within compensation and benefits in the condensed consolidated statements of operations and comprehensive loss. The Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Stock-based compensation expense	$2,679	$4,271	$41,059	$12,556

Of the total stock-based compensation expense, $0.3 million and $28.6 million is related to performance stock units (“PSUs”) awarded to employees and non-employee directors that include a revenue-based and market‑based vesting conditions for the three and nine months ended September 30, 2026, respectively. The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable, which was deemed to be during the first quarter of 2026. Stock-based compensation expense excludes $0.4 million and $0.3 million of stock-based compensation expense for the three months ended September 30, 2026 and 2025, which was capitalized (see Note 7).
Stock-based compensation expense excludes $1.5 million and $1.0 million of stock-based compensation expense for the nine months ended September 30, 2026 and 2025, respectively, which was capitalized (see Note 7 for further details).

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
The Company, through Better Mortgage Corporation, is required to meet certain minimum net worth, minimum capital ratio and minimum liquidity requirements, including those established by HUD, FMCC and FNMA. The most restrictive applicable minimum net worth requirement was approximately $85.0 million, and Better Mortgage Corporation’s adjusted tangible net worth was approximately $104.5 million. As of September 30, 2026, the Company was in compliance with all necessary requirements.
Additionally, the Company may be subject to other financial requirements established by government-sponsored enterprises (“GSEs”), which include a limit for a decline in net worth and quarterly profitability requirements. The Company remains in compliance with all applicable requirements as of September 30, 2026.
21. Subsequent Events
The Company evaluated subsequent events from the date of the condensed consolidated balance sheets of September 30, 2026 through the date of the release of financial statements, and has determined that there have been no subsequent events that require recognition or disclosure in the condensed consolidated financial statements except as described below.
On October 5, 2026, the Company voluntarily dismissed with prejudice the complaint it filed against Vishal Garg on August 18, 2026 in the United States District Court for the Southern District of New York. The dismissal occurred after September 30, 2026 and has not been reflected in the condensed consolidated financial statements as of that date.
On October 5, 2026, changes in the composition of the Company’s Board of Directors left the Board without an independent majority and resulted in vacancies on the Audit Committee. The governance changes had no direct financial effect on those financial statements.
On October 7, 2026, the Delaware Court of Chancery entered an order dismissing without prejudice the Chancery Action brought by Vishal Garg against the members of the Board other than Mr. Garg. The dismissal followed Mr. Garg’s October 6, 2026 notice of voluntary dismissal and a stipulation and proposed order filed by Mr. Garg and the Company on October 7, 2026. The dismissal did not involve a payment, settlement, or monetary award to or by the Company, and no adjustment has been made to the condensed consolidated financial statements as of September 30, 2026.
On October 8, 2026, the Board of Directors authorized a program to repurchase up to $30 million of the Company’s Class A common stock through open-market purchases. The program expires on October 8, 2027, and does not require the Company to repurchase any shares. Through the date these financial statements were issued, the Company had purchased $9.3 millions under the program. The authorization occurred after September 30, 2026 and has not been reflected in the condensed consolidated financial statements as of that date.
On October 13, 2026, the Company received written notice from Nasdaq that it was not in compliance with Nasdaq Listing Rule 5605(b)(1), which requires a majority of the Board of Directors to be independent, and Listing Rule 5605(c)(2), which requires the audit committee to have at least three members, each of whom is independent. Nasdaq provided the Company until November 27, 2026, to submit a plan to regain compliance. As of November 9, 2026, the Company intends to submit a plan by that date and to take actions to regain compliance. Any compliance plan and related cure period are subject to Nasdaq’s review and determination. If the Company does not regain compliance within the applicable period, Nasdaq could take action that may result in delisting of the Company’s Class A common stock, which could adversely affect the stock’s liquidity and market price and the Company’s access to capital markets. The notice was received after September 30, 2026 and has not resulted in an adjustment to amounts recognized in the September 30, 2026 condensed consolidated financial statements. The Company cannot currently estimate the financial effect, if any, of the notice or the outcome of its compliance plan.

******

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of Better Home & Finance Holding Company’s (together with its consolidated subsidiaries, the “Company,” “we” “our” or “us”) financial condition and results of operations should be read together with our audited consolidated financial statements as of December 31, 2025 and for the years ended December 31, 2025 and 2024, in each case, together with related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), and our condensed consolidated financial statements and related notes as of and for the quarterly period ended September 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).
Company Overview
We are an AI-native home finance company on a mission to make homeownership cheaper, faster, and more accessible for all Americans. Our services offer consumers a seamless experience that eliminates friction and complexity across every stage of homeownership including purchase, refinance, home equity, and sale.
Founded in 2015, we built our business with an AI-first mindset that remains at the core of everything we do. Our proprietary platform, Tinman®, is trained on over $110B in origination volume and grew its share of volume by 35% from 2024 to 2025. The platform automates the most time-consuming parts of the mortgage process and enables faster decisions to create a better experience for consumers navigating the biggest financial decision of their life.
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
Business Environment
The mortgage industry continued to operate in a dynamic macroeconomic and geopolitical environment during the third quarter of 2026. In September 2026, the U.S. Federal Reserve increased the federal funds target range by 25 basis points to 3.75% to 4.00%, citing inflation that remained elevated relative to its long-term 2% target. Persistent inflation and uncertainty regarding the future path of monetary policy continued to influence mortgage financing conditions.
Mortgage rates remained elevated and increased over the quarter. According to Freddie Mac, the average 30-year fixed mortgage rate rose from 6.43% for the week ended July 2, 2026 to 7.03% for the week ended September 24, 2026. Changes in inflation expectations, Treasury yields and geopolitical developments contributed to uncertainty around the interest rate outlook. Continued conflict in the Middle East, including disruptions affecting the Strait of Hormuz, also contributed to uncertainty in energy markets and broader financial conditions.
Elevated borrowing costs continued to constrain mortgage origination activity, with rising rates weighing on both purchase and refinance demand toward quarter-end. Prevailing mortgage rates limited the incentive for borrowers with existing lower-rate mortgages to refinance. Higher home prices and borrowing costs also continued to present affordability challenges, despite improvements in housing inventory. Purchase activity remained influenced by life events such as relocation, household formation and job changes, although these factors did not eliminate the effects of affordability pressures. In this environment, diversified product offerings, including home equity products, can help lenders address evolving consumer financing needs by enabling homeowners to access available equity without refinancing their existing first-lien mortgages.

Our Business Model
We generate revenue through the production and sale of loans and other product offerings through our platform. The revenue and mix of revenue as a percentage of total revenue attributable to our sale of loan production (Gain on loans, net) and Better Plus (Other revenue) and net interest income for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,
	2026		2025
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages
Gain on loans, net	$41,843	93%	$36,421	88%
Other revenue	868	2%	3,083	7%
Net interest income	2,407	5%	2,045	5%
Total net revenues	$45,118		$41,549

	Nine Months Ended September 30,
	2026		2025
(Amounts in thousands, except percentage amounts)	Amounts	Percentages	Amounts	Percentages
Gain on loans, net	$138,132	94%	$97,769	84%
Other revenue	3,104	2%	9,823	9%
Net interest income	6,081	4%	7,970	7%
Total net revenues	$147,317		$115,562
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
Mortgage Interest Income —Net interest income
As we originate mortgages, there is a short period between the funding of a loan and its sale into our investor network. During this time, we borrow against our warehouse lines of credit as a source of capital and pay interest on those borrowings. Net interest income also includes interest earned on investments, less non-funding interest expense. It is not uncommon for a mortgage to be awaiting sale while the borrower's first interest payment is collected. In these instances, Better collects and recognizes that interest as revenue. Once the mortgage is sold to our investor network, the warehouse line of credit is repaid and we do not collect any future interest payments on that loan.

International Lending Revenue—Other revenue
International lending revenue - International lending revenue consists of revenue from our international lending activities, primarily in the U.K., which expanded through acquisitions in prior years. During 2024, management adopted a plan to sell several entities in the U.K. Our U.K. digital mortgage broker, Trussle, was sold in September 2025, with broker fee revenue from that business recognized only up to the disposal date. This was followed by the sale of Better HomeOwnership in March 2026 and the sale of an 80% ownership interest in London House Exchange Ltd. (“LHX”) in September 2026, following which LHX was deconsolidated. The sale of Birmingham Bank is expected to be completed in early 2027. As these disposals progress, revenue from our non-core international operations is winding down.
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
Key measures that we use in assessing our business include the following ($ in millions, except percentage data or as otherwise noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Business Metric	2026	2025	2026	2025
Home Finance
Refinance Loan Volume	$356	$183	$1,758	$478
Purchase Loan Volume	776	774	2,188	2,155
HELOC Volume	263	253	761	651
Loan Volume	$1,395	$1,210	$4,707	$3,284

D2C Loan Volume	$603	$727	$2,181	$2,115
B2B Loan Volume	—	—	—	95
Platform Loan Volume	792	483	2,526	1,074
Loan Volume	$1,395	$1,210	$4,707	$3,284

Total Loans (number of loans, not millions)	4,748	4,086	15,490	11,093
Average Loan Amount ($ value, not millions)	$293,822	$296,159	$303,839	$296,034
Gain on Sale Margin	3.00%	3.01%	2.93%	2.98%
Total Market Share	0.3%	0.2%	0.3%	0.2%

Better Plus
Better Real Estate Transaction Volume	$31	$64	$118	$228
Insurance Coverage Written	$1,074	$1,018	$3,551	$3,015
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
Total Loans represents the total number of loans funded or processed in a given period, including purchase loans, refinance loans and HELOC loans and closed-end second loans.
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
Historically, we generated international lending revenue primarily from broker fees earned through our digital mortgage broker in the U.K. During 2024, management adopted a plan to sell several entities in the U.K. The digital mortgage broker was sold in the three months ended September 30, 2025, with revenue from that business recognized only up to the disposal date. Additional sales were completed in the three-month periods ended March 31 and September 30, 2026. The remaining disposal is expected to be completed in early 2027. As these disposals progress, revenue from our non-core international operations is winding down. Following completion of the remaining disposal, we do not expect to generate material revenue from these operations.As such, the revenue from our non-core international operations is winding down. We do not expect to generate material revenue from these non-core international operations in future periods.
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

Results of Operations-Continuing Operations
The following table sets forth selected financial data of the Company’s continuing operations for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Gain on loans, net	$41,843	$36,421	$138,132	$97,769
Other revenue	868	3,083	3,104	9,823
Net interest income
Interest income	8,610	7,672	24,227	23,823
Interest expense	(6,203)	(5,627)	(18,146)	(15,853)
Net interest income	2,407	2,045	6,081	7,970
Total net revenues	45,118	41,549	147,317	115,562
Expenses:
Compensation and benefits	35,659	37,845	142,974	119,570
General and administrative	21,009	9,106	40,284	30,384
Technology	7,231	6,179	24,363	19,235
Marketing and advertising	7,345	10,479	26,006	30,272
Loan origination expense	6,061	3,728	17,266	10,154
Depreciation and amortization	2,859	3,132	8,829	10,192
Other expenses (income)	572	7,824	5,531	10,596
Total expenses	80,736	78,293	265,253	230,403
Loss before income tax expense	(35,618)	(36,744)	(117,936)	(114,841)
Income tax (benefit)/expense	195	145	(1,308)	384
Net loss	$(35,813)	$(36,889)	$(116,628)	$(115,225)
Earnings (loss) per share attributable to common stockholders (Basic)	$(1.89)	$(2.42)	$(6.47)	$(7.57)
Earnings (loss) per share attributable to common stockholders (Diluted)	$(1.89)	$(2.42)	$(6.47)	$(7.57)

Three and Nine Months Ended September 30, 2026 as Compared to Three and Nine Months Ended September 30, 2025
Revenues
The components of our revenues for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Revenues:
Gain on loans, net	$41,843	$36,421	$138,132	$97,769
Other revenue	868	3,083	3,104	9,823
Net interest income
Interest income	8,610	7,672	24,227	23,823
Interest expense	(6,203)	(5,627)	(18,146)	(15,853)
Net interest income	2,407	2,045	6,081	7,970
Total net revenues	$45,118	$41,549	$147,317	$115,562
Gain on loans, net
The components of our gain on loans, net for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Gain on sale of loans, net	$41,498	$36,249	$136,416	$91,542
Broker revenue	1,679	1,608	4,560	5,114
Loan repurchase reserve (provision) recovery	(1,334)	(1,436)	(2,844)	1,113
Total gain on loans, net	$41,843	$36,421	$138,132	$97,769
Gain on sale of loans, net increased $5.2 million or 14.5% to $41.5 million for the three months ended September 30, 2026 compared to $36.2 million for the three months ended September 30, 2025. The increase in gain on sale of loans, net was largely driven by the increase of Loan Volume, which was driven by increases in purchase, refinance, and home equity products.
Gain on sale of loans, net increased $44.9 million or 49.0% to $136.4 million for the nine months ended September 30, 2026 compared to $91.5 million for the nine months ended September 30, 2025. The increase in gain on sale of loans, net was largely driven by the increase of Loan Volume, which was driven by increases in purchase, refinance, and home equity products.
Broker revenue increased $0.1 million, or 4.4% to $1.7 million for the three months ended September 30, 2026, compared to $1.6 million for the three months ended September 30, 2025. The increase was primarily due to higher broker revenue generated from third-party loan originations through in-market origination operations.
Broker revenue decreased $0.6 million, or 10.8% to $4.6 million for the nine months ended September 30, 2026, compared to $5.1 million for the nine months ended September 30, 2025. The decrease was primarily due to ongoing efforts to bringing broker-related origination volume in-house instead of passing the leads to brokers
Loan repurchase provision decreased $0.1 million or 7.1%, to a provision of $1.3 million for the three months ended September 30, 2026, compared to a provision of $1.4 million for the three months ended September 30, 2025.
Loan repurchase reserve recovery decreased $4.0 million or 356%, to a provision of $2.8 million for the nine months ended September 30, 2026, compared to a recovery of $1.1 million for the nine months ended September 30, 2025. The prior-year recovery was driven by declining estimated loss exposure associated with historical origination vintages, while the current-year provision reflects updated estimates of expected losses and loan-specific activity during the period.
Other Revenue
The components of other revenue for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
International lending revenue	$17	$1,534	$79	$4,936
Insurance services	483	587	1,631	2,085
Real estate services	194	465	692	1,564
Other revenue	174	497	702	1,238
Total other revenue	$868	$3,083	$3,104	$9,823
International lending revenue decreased $1.5 million, or 98.9% to an immaterial amount for the three months ended September 30, 2026 compared to $1.5 million for the three months ended September 30, 2025. The decrease in international lending revenue was primarily driven by the sale of the Trussle group in the third quarter of 2025.
International lending revenue decreased $4.9 million, or 98.4% to $0.1 million for the nine months ended September 30, 2026 compared to $4.9 million for the nine months ended September 30, 2025. The decrease in international lending revenue was primarily driven by the sale of the Trussle group in the third quarter of 2025.
Insurance services decreased $0.1 million, or 17.7% to $0.5 million for the three months ended September 30, 2026 compared to $0.6 million for the three months ended September 30, 2025. The decrease in insurance services revenue was primarily driven by the sale of the Trussle group in the third quarter of 2025 offset slightly by an increase in insurance related revenue from our Better Cover business.
Insurance services decreased $0.5 million, or 21.8% to $1.6 million for the nine months ended September 30, 2026 compared to $2.1 million for the nine months ended September 30, 2025. The decrease in insurance services revenue was primarily driven by the sale of the Trussle group in the third quarter of 2025 offset slightly by an increase in insurance related revenue from our Better Cover business.
Real estate services decreased $0.3 million, or 58.3% to $0.2 million for the three months ended September 30, 2026 compared to $0.5 million for the three months ended September 30, 2025 due to a decrease in real estate transaction volume in the third quarter of 2026.
Real estate services decreased $0.9 million, or 55.8% to $0.7 million for the nine months ended September 30, 2026 compared to $1.6 million for the nine months ended September 30, 2025 due to a decrease in real estate transaction volume driven by the conclusion of the integrated relationship partnership with Ally and its use as a source of referrals for real estate services.
Other revenue decreased by $0.3 million, or 65.0% to $0.2 million for the three months ended September 30, 2026 compared to $0.5 million for the three months ended September 30, 2025. The decrease in other revenue was primarily driven by lower ancillary revenue activities.
Other revenue decreased by $0.5 million, or 43.3% to $0.7 million for the nine months ended September 30, 2026 compared to $1.2 million for the nine months ended September 30, 2025. The decrease in other revenue was primarily driven by lower ancillary revenue activities.

Net Interest Income
The components of our net interest income for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Mortgage interest income	$7,954	$7,075	$22,582	$21,298
Interest income from investments	656	597	1,645	2,525
Warehouse interest expense	(6,199)	(5,627)	(18,128)	(14,142)
Other interest expense	(4)	—	(18)	(1,711)
Total net interest income	$2,407	$2,045	$6,081	$7,970
Mortgage interest income increased $0.9 million, or 12.4% to $8.0 million for the three months ended September 30, 2026 compared to $7.1 million for the three months ended September 30, 2025. The increase in mortgage interest income was primarily driven by the mortgage interest income earned on the unpaid principal balance for loans held and serviced during the interim between the origination of the loan and its sale on the secondary market.
Mortgage interest income increased $1.3 million, or 6.0% to $22.6 million for the nine months ended September 30, 2026 compared to $21.3 million for the nine months ended September 30, 2025. The increase in mortgage interest income was primarily driven by the increase in origination volume and the mortgage interest income earned on the unpaid principal balance for loans held and serviced during the interim between the origination of the loan and its sale on the secondary market.
Interest income from investments increased $0.1 million, or 9.9% to $0.7 million for the three months ended September 30, 2026 compared to $0.6 million for the three months ended September 30, 2025. The increase in interest income from investments was primarily driven by increased holdings of investments with maturities less than 90 days.
Interest income from investments decreased $0.9 million, or 34.9% to $1.6 million for the nine months ended September 30, 2026 compared to $2.5 million for the nine months ended September 30, 2025. The decrease in interest income from investments was primarily driven by decreased holdings of investments with maturities less than 90 days.
Warehouse interest expense increased $0.6 million, or 10.2% to $6.2 million for the three months ended September 30, 2026 compared to $5.6 million for the three months ended September 30, 2025. The increase in warehouse interest expense was primarily driven by increased borrowings on funding facilities used in the mortgage production process to meet the increased origination volume.
Warehouse interest expense increased $4.0 million, or 28.2% to $18.1 million for the nine months ended September 30, 2026 compared to $14.1 million for the nine months ended September 30, 2025. The increase in warehouse interest expense was primarily driven by increased borrowings on funding facilities used in the mortgage production process to meet the increased origination volume.
Other interest expense remained immaterial for both the three months ended September 30, 2026 and 2025.
Other interest expense decreased $1.7 million, or 98.9% to an immaterial amount for the nine months ended September 30, 2026 compared to $1.7 million for the nine months ended September 30, 2025. The decrease was primarily due to the extinguishment of the Convertible Notes in April 2025. See Note 10 for additional information.

Expenses
The components of our expenses for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Compensation and benefits	$35,659	$37,845	$142,974	$119,570
General and administrative	21,009	9,106	40,284	30,384
Technology	7,231	6,179	24,363	19,235
Marketing and advertising	7,345	10,479	26,006	30,272
Loan origination expense	6,061	3,728	17,266	10,154
Depreciation and amortization	2,859	3,132	8,829	10,192
Other expenses (income)	572	7,824	5,531	10,596
Total operating expenses	$80,736	$78,293	$265,253	$230,403
Compensation and benefits expenses were $35.7 million for the three months ended September 30, 2026, a decrease of $2.2 million or 5.8% compared with $37.8 million for the three months ended September 30, 2025. The decrease in compensation and benefits was primarily driven by lower expense recognized for stock based compensation and base compensation due to reduced Company headcount.
Compensation and benefits expenses were $143.0 million for the nine months ended September 30, 2026, an increase of $23.4 million or 19.6% compared with $119.6 million for the nine months ended September 30, 2025. The increase in compensation and benefits was primarily driven by higher expense recognized for performance-based equity awards.
General and administrative expenses were $21.0 million for the three months ended September 30, 2026, as compared with $9.1 million in the three months ended September 30, 2025. The increase in general and administrative expenses was driven primarily by expenses related to the consent solicitation during the third quarter.
General and administrative expenses were $40.3 million for the nine months ended September 30, 2026, an increase of $9.9 million or 32.6% as compared with $30.4 million in the nine months ended September 30, 2025. The increase in general and administrative expenses was driven primarily by expenses related to the consent solicitation during the third quarter.
Technology expenses were $7.2 million for the three months ended September 30, 2026, an increase of $1.1 million or 17.0% as compared with $6.2 million in the three months ended September 30, 2025. The increase in technology expenses was driven primarily by the increase in costs related to software and data warehouse vendors.
Technology expenses were $24.4 million for the nine months ended September 30, 2026, an increase of $5.1 million or 26.7% as compared with $19.2 million in the nine months ended September 30, 2025. The increase in technology expenses was driven primarily by the increase in costs related to software and data warehouse vendors.
Marketing and advertising expenses were $7.3 million for the three months ended September 30, 2026, a decrease of $3.1 million or 29.9% as compared with $10.5 million in the three months ended September 30, 2025. The decrease was primarily driven by lower customer acquisition spend.
Marketing and advertising expenses were $26.0 million for the nine months ended September 30, 2026, a decrease of $4.3 million or 14.1% as compared with $30.3 million in the nine months ended September 30, 2025. The decrease was primarily driven by lower customer acquisition spend.
Loan origination expenses were $6.1 million for the three months ended September 30, 2026, an increase of $2.3 million or 62.6%, as compared with $3.7 million in the three months ended September 30, 2025. The increase in loan origination expenses was driven by the increase in Loan Volume during the same period.

Loan origination expenses were $17.3 million for the nine months ended September 30, 2026, an increase of $7.1 million or 70.0%, as compared with $10.2 million in the nine months ended September 30, 2025. The increase in loan origination expenses was driven by the increase in Loan Volume during the same period.
Other expenses were $0.6 million for the three months ended September 30, 2026, a decrease of $7.3 million or 92.7%, as compared with $7.8 million in the three months ended September 30, 2025. The decrease in other expenses was primarily driven by a decrease in the fair value of liability-classified warrants and equity-related liabilities.
Other expenses were $5.5 million for the nine months ended September 30, 2026, a decrease of $5.1 million or 47.8%, as compared with $10.6 million in the nine months ended September 30, 2025. The decrease in other expenses was primarily driven by a decrease in the fair value of liability-classified warrants and equity-related liabilities.
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
The following table presents the results of discontinued operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Other revenue	$(8)	$(306)	$(18)	$284
Net interest income			—
Interest income	11,008	9,183	33,693	17,634
Interest expense	(7,868)	(6,559)	(24,528)	(12,916)
Net interest income	3,140	2,624	9,165	4,718
Total net revenues	3,132	2,318	9,147	5,002
Expenses:
Compensation and benefits	3,301	3,441	9,405	9,797
General and administrative	1,288	1,061	3,328	2,920
Technology	636	547	1,861	1,621
Marketing and advertising	2	11	17	45
Depreciation and amortization	301	266	868	716
Other expenses	(1,648)	(772)	14,646	630
Total expenses from discontinued operations	3,880	4,554	30,125	15,729
Net income (loss) before income tax expense discontinued operations	$(748)	$(2,236)	$(20,978)	$(10,727)
Income tax benefit	$(13)	$—	$(154)	$—
Net income (loss) discontinued operations	$(735)	$(2,236)	$(20,824)	$(10,727)

Three and Nine Months Ended September 30, 2026 as Compared to Three and Nine Months Ended September 30, 2025
Revenues
The components of revenues from discontinued operations for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Revenues:
Other revenue	$(8)	$(306)	$(18)	$284
Net interest income			—
Interest income	11,008	9,183	33,693	17,634
Interest expense	(7,868)	(6,559)	(24,528)	(12,916)
Net interest income	3,140	2,624	9,165	4,718
Total net revenues	$3,132	$2,318	$9,147	$5,002
Net Interest Income
The components of net interest income for discontinued operations for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Interest income on loans held for investment	$9,249	$6,560	$27,643	$12,333
Interest income from investments	1,759	2,623	6,050	5,301
Interest expense on customer deposits	(7,868)	(6,559)	(24,528)	(12,916)
Total net interest income	$3,140	$2,624	$9,165	$4,718
Interest income on loans held for investment increased $2.7 million, or 41.0% to $9.2 million for the three months ended September 30, 2026 compared to $6.6 million for the three months ended September 30, 2025. The increase in interest income on loans held for investment was driven by increased originations of loans held for investment in our U.K. banking operations. Loans held for investment was $720.5 million and $623.4 million as of September 30, 2026 and 2025.
Interest income on loans held for investment increased $15.3 million, or 124.1% to $27.6 million for the nine months ended September 30, 2026 compared to $12.3 million for the nine months ended September 30, 2025. The increase in interest income on loans held for investment was driven by increased originations of loans held for investment in our U.K. banking operations. Loans held for investment was $720.5 million and $623.4 million as of September 30, 2026 and 2025.
Interest income from investments decreased $0.9 million, or 32.9% to $1.8 million for the three months ended September 30, 2026 compared to $2.6 million for the three months ended September 30, 2025. The decrease in interest income from investments was driven by a lower average investment balance on the balance sheet.
Interest income from investments increased $0.7 million, or 14.1% to $6.1 million for the nine months ended September 30, 2026 compared to $5.3 million for the nine months ended September 30, 2025. The increase in interest income from investments was driven by a higher average investment balance on the balance sheet.
Interest expense on customer deposits increased $1.3 million, or 20.0% to $7.9 million for the three months ended September 30, 2026 compared to $6.6 million for the three months ended September 30, 2025. The increase in interest expense on customer deposits was driven by increased customer deposits which in turn fund our loans held for investment in our U.K. banking operations. The balance of customer deposits was $729.0 million and $694.8 million as of September 30, 2026 and 2025.
Interest expense on customer deposits increased $11.6 million, or 89.9% to $24.5 million for the nine months ended September 30, 2026 compared to $12.9 million for the nine months ended September 30, 2025. The increase in interest expense on customer deposits was driven by increased customer deposits which in turn fund our loans held for investment in our U.K. banking operations. The balance of customer deposits was $729.0 million and $694.8 million as of September 30, 2026 and 2025.
Expenses
The components of expenses for discontinued operations for the period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Compensation and benefits	$3,301	$3,441	$9,405	$9,797
General and administrative	1,288	1,061	3,328	2,920
Technology	636	547	1,861	1,621
Marketing and advertising	2	11	17	45
Depreciation and amortization	301	266	868	716
Other (income) expenses	(1,648)	(772)	14,646	630
Total operating expenses	$3,880	$4,554	$30,125	$15,729
Compensation and benefits, general and administrative, and technology expenses remained relatively consistent at $5.2 million for the three months ended September 30, 2026 compared to $5.0 million for the three months ended September 30, 2025. Compensation and benefits, general and administrative, and technology expenses increased $0.2 million, compared to the prior-year period.
Compensation and benefits, general and administrative, and technology expenses were $14.6 million for the nine months ended September 30, 2026 compared to $14.3 million for the nine months ended September 30, 2025. Compensation and benefits, general and administrative, and technology expenses increased $0.3 million, compared to the prior-year period.
Other expenses were a credit of $1.6 million for the three months ended September 30, 2026, a decrease of $0.9 million, as compared with a credit of $0.8 million for the three months ended September 30, 2025. The decrease was primarily driven by a $2.0 million impairment reversal related to the Birmingham Bank disposal group, reflecting an increase in its estimated fair value less costs to sell.
Other expenses were $14.6 million for the nine months ended September 30, 2026, an increase of $14.0 million or 2224.8%, as compared with $0.6 million for the nine months ended September 30, 2025. The increase was primarily driven by a net $14.1 million impairment charge recorded to write down the Birmingham Bank disposal group to its estimated fair value less costs to sell in connection with its classification as held for sale.

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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Adjusted EBITDA
Net loss	$(36,548)	$(39,125)	$(137,452)	$(125,952)
Income tax (benefit) / expense	195	145	(1,308)	384
Depreciation and amortization expense (1)	2,859	3,132	8,829	10,192
Stock-based compensation expense (2)	2,679	4,271	41,059	12,556
Interest and amortization on non-funding debt (3)	3	—	17	1,711
Restructuring, impairment, and other expenses (4)	3,160	817	4,213	2,593
(Gain) loss on disposal of business (5)	(2,062)	—	(3,062)	—
Transaction expenses (6)	195	—	195	—
Change in fair value of warrants and equity related liabilities (7)	(889)	5,578	4,246	5,923
Loss from discontinued operations	735	2,236	20,824	10,727
Adjusted EBITDA	$(29,673)	$(22,946)	$(62,439)	$(81,866)
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
(4)Impairment, and other expenses are primarily comprised of employee termination benefits, including severance costs, real estate restructuring losses, impairment charges and asset disposal losses, partially offset by London House Exchange Ltd. asset disposal gains.
(5)(Gain) loss on disposal of businesses represents gains and losses on the sale of non-core U.K. subsidiaries, including Better HomeOwnership Ltd. in the first quarter of 2026 and an 80% interest in London House Exchange Ltd. in the third quarter of 2026, included within other expenses (income) in our condensed consolidated statements of operations and comprehensive loss.
(6)Transaction expenses consist of legal fees incurred in connection with the sale of London House Exchange Ltd., the proposed sale of Birmingham Bank, and a bridge financing arrangement.
(7)Change in fair value of warrants and equity related liabilities which comprise the Public Warrants and Private Warrants as well as the Sponsor Locked-Up Shares, represents the change in fair value of liability-classified warrants as presented in our Consolidated Statements of Operations and Comprehensive Loss.

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
As of September 30, 2026 and December 31, 2025, loans held for investment and customer deposits associated with the Birmingham Bank disposal group continue to be classified as held for sale and are included within discontinued operations.
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
During the nine months ended September 30, 2026, the Company sold 328,030 shares of Class A common stock under the ATM Program for total gross proceeds of $11.9 million. The Company incurred commissions and other offering expenses of $0.2 million. During the three months ended September 30, 2026, the Company did not issue any common stock under the ATM Program. Notwithstanding remaining availability, following the Company’s April 2026 underwritten public offering, as described below, the Company discontinued sales under its ATM Program. The Company used net proceeds from the ATM Program for general corporate purposes, including working capital and to increase its warehouse line capacity to finance anticipated growth in loan production and loan volume.
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
The initial carrying value of the Senior Notes of $200.4 million is made up of the total future undiscounted cash flows which includes principal of $155.0 million and interest make-whole as well as a redemption premium of $45.4 million. In July 2025, the Company made a cash payment of $1.6 million which was applied to reduce the principal on the Senior Notes. In December 2025, the Company made a payment-in-kind of $4.7 million by issuing additional notes in an aggregate principal amount equal to $4.8 million. See Note 10 to our Consolidated Financial Statements for further information.
Warehouse Lines of Credit
In our normal course of business, we fund substantially all of our Loan Volume on a short-term basis primarily through our warehouse lines of credit. Our borrowings are repaid with the proceeds we receive from the sale of our loans to our loan purchaser network, which includes government-sponsored enterprises. As of September 30, 2026, we had three warehouse lines of credit in different amounts and with various maturities, with an aggregate available amount of $850.0 million.
As of September 30, 2026 and December 31, 2025, we had the following outstanding warehouse lines of credit:

(Amounts in thousands)	Maturity	Facility Size	Amount Outstanding September 30, 2026	Amount Outstanding December 31, 2025
Funding Facility 1 (1)	March 2, 2027	$150,000	$61,431	$81,423
Funding Facility 2 (2)	January 21, 2027	350,000	184,039	117,499
Funding Facility 3 (3)	April 5, 2027	350,000	113,670	212,940
Total warehouse lines of credit		$850,000	$359,140	$411,862

__________________
(1)Interest charged under the facility is at the 30-day term SOFR plus 1.85% - 2.15%. Cash collateral deposit of $3.8 million is maintained and included in restricted cash.
(2)Interest charged under the facility is at the 30-day term SOFR plus 1.75% - 3.75%. A compensating balance of $7.0 million is maintained and included in cash and cash equivalents. This amount represents a compensating balance arrangement and is not legally restricted. Failure to maintain the required balance may limit the Company’s ability to obtain future advances under the facility. As of September 30, 2026, the Company was in compliance with this requirement.
(3)Interest charged under the facility is at the daily simple SOFR plus 1.70% - 2.45%. There is no cash collateral deposit maintained as of September 30, 2026.

We believe that funds provided by these sources will be adequate to meet our liquidity and capital resource needs for at least the next 12 months under current operating conditions.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities-continuing operations	$(18,537)	$(91,186)
Net cash used in investing activities-continuing operations	$(5,400)	$(9,849)
Net cash provided by/(used in) financing activities-continuing operations	$26,282	$(52,367)
Nine Months Ended September 30, 2026 as Compared to Nine Months Ended September 30, 2025
Operating Activities
Net cash used in operating activities was $19 million for the nine months ended September 30, 2026, a decrease of $73 million, or 79.7%, compared to net cash used by operating activities of $91 million for the nine months ended September 30, 2025. The decrease in cash used in operating activities was primarily driven by higher proceeds from sales of mortgage loans relative to cash used for loan originations, partially offset by other changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities was $5.4 million for the nine months ended September 30, 2026, a decrease of $4.4 million, or 45.2%, compared to net cash used in investing activities of $9.8 million for the nine months ended September 30, 2025. The decrease was primarily driven by proceeds received from the sale of the BHO disposal group, which had previously been classified as held for sale.
Financing Activities
Net cash provided by financing activities was $26 million for the nine months ended September 30, 2026, an increase of $84 million, or 159.5%, compared to net cash used in financing activities of $52 million for the nine months ended September 30, 2025. The increase in cash provided by financing activities was primarily attributable to proceeds from equity issuances and the absence of the $110.0 million payment related to the 2025 Convertible Note exchange, partially offset by net repayments on warehouse lines of credit in 2026 compared with net borrowings in 2025.
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the period ended September 30, 2026, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2025, which are included in our 2025 Annual Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our disclosures regarding our exposure to market risk as described in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our 2025 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2026. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims in the ordinary course of business.
Securities Litigation
On September 21, 2026, a putative securities class action lawsuit captioned Gastwirt v. Better Home & Finance Holding Company, et al., No. 1:26-cv-08219 was filed in the United States District Court for the Southern District of New York. The complaint names as defendants the Company; Vishal Garg, the Company’s former Chief Executive Officer; and Loveen Advani, the Company’s Chief Financial Officer. The complaint purports to be brought on behalf of a class of all persons and entities that purchased or otherwise acquired the Company’s securities between March 13, 2026 and May 7, 2026.
The complaint alleges that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 under the Exchange Act, by making materially false and misleading statements, and failing to disclose material adverse facts, about the Company's business, operations and prospects. The challenged statements concern the Company's financial results and guidance, its loan conversion trends, and its target of $1.0 billion in monthly loan volume by the end of May 2026. The complaint also alleges that the individual defendants are liable under Section 20(a) of the Exchange Act as control persons. The plaintiff seeks class certification; unspecified compensatory damages, including interest; reasonable costs and expenses, including counsel and expert fees; and other relief.
Consent Solicitation Related Litigation
On August 18, 2026, the Company filed a complaint against Mr. Garg in the United States District Court for the Southern District of New York, captioned Better Home & Finance Holding Company v. Vishal Garg, Case No. 1:26-cv-07025 (S.D.N.Y.) (the “Complaint”).
The Complaint alleged that Mr. Garg violated Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by forming a group with other stockholders for the purpose of acquiring, holding and voting the Company’s equity securities, and by failing to file a Schedule 13D disclosing the group’s existence, membership, holdings, arrangements and plans. The Complaint also alleged that Mr. Garg violated Section 14(a) of the Exchange Act and Rule 14a-3 thereunder by soliciting stockholders without first filing a consent solicitation statement with the SEC, and that he violated Rule 14a-9 by making materially false or misleading statements and omitting material information.
On October 5, 2026, the Complaint was voluntarily dismissed with prejudice.
On August 25, 2026, Mr. Garg commenced an action in the Court of Chancery of the State of Delaware against the Company, each member of the Board at the time other than Mr. Garg, and Computershare (the “Chancery Action”), captioned Vishal Garg v. Better Home & Finance Holding Company et al., Case No. 2026-1112-LWW (Del. Ch.). Mr. Garg’s complaint in the Chancery Action asserted claims for breaches of fiduciary duty against the Company’s then directors (other than Mr. Garg) in connection with their formation of a special committee of the Board (the “Special Committee”) and the Special Committee’s adoption of a Shareholder Rights Plan dated August 20, 2026, as well as claims for declaratory judgment that the Shareholder Rights Plan and Special Committee were legally invalid.

On October 6, 2026, Mr. Garg filed a Notice of Voluntary Dismissal against the members of the Board other than Mr. Garg and on October 7, 2026, Mr. Garg and the Company filed a Stipulation and Proposed Order of Dismissal, which was entered by the Court that same day. The Chancery Action has now been dismissed without prejudice.
Regardless of outcome, such proceeding or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of these risks, please see the section entitled “Risk Factors” in Part I, Item 1A. in the 2025 Annual Report. Other than as described below and in Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, and June 30, 2026 which risk factors are incorporated herein by reference, there have been no material changes to the risk factors disclosed therein.
Risks Related to Our Operating History, Business Model, Growth and Financial Condition
Our recent leadership transition may create uncertainty and could adversely affect our business.
On August 3, 2026, our founder, Vishal Garg, stepped down as Chief Executive Officer, and our Board of Directors appointed Daniel Lewis as Interim Chief Executive Officer. On August 27, 2026, Mr. Garg launched a consent solicitation seeking to remove, without cause, five (5) of the eight (8) current directors of the Company, including Mr. Lewis. On September 30, 2026, Mr. Garg and the other participants in his consent solicitation delivered to the Company written consents (the “Consents”) of stockholders representing a majority of the voting power of the Company’s outstanding common stock as of August 21, 2026, and removed from the Board without cause each of Mr. Lewis, Arnaud Massenet, Bhaskar Menon, Prabhu Narasimhan and Harit Talwar, effective immediately. On October 1, 2026, Hugh Frater, also a director, resigned from the Board. On October 5, 2026, Mr. Garg, in his capacity as the sole remaining director of the Company following the removals and resignation described above, appointed Bing Gordon, Steven Sarracino, Paula Tuffin, the Company’s General Counsel, Chief Compliance Officer and Secretary, and Nicholas Calamari, an employee of the Company, to the Board to fill existing vacancies. Following these appointments, the Board removed Mr. Lewis as Interim Chief Executive Officer, effective immediately, and commenced a process to identify and appoint a successor Interim Chief Executive Officer.
Because Mr. Garg founded the Company and played a central role in shaping its strategy, operations and culture, his transition from the Chief Executive Officer role may create uncertainty regarding our strategic direction, business priorities and operational execution. In addition, the recent changes in our Board and the appointment of an interim Chief Executive Officer may also create uncertainty regarding our long-term leadership. This uncertainty could result in the loss of key personnel, disrupt execution of our business strategy, affect relationships with customers, business partners, employees and other stakeholders, or divert management’s attention from our business and operations.
We are not currently in compliance with Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2), which could ultimately result in the delisting of our Class A common stock.
As previously disclosed, the Company received notice on October 13, 2026, from Nasdaq that the Company was not in compliance with Nasdaq Listing Rule 5605(b)(1), which requires that a majority of our Board of Directors be comprised of independent directors (the “Majority Independent Requirement”) and Nasdaq Listing Rule 5605(c)(2), which requires that the audit committee of the Board consist of at least three members, each of whom must be independent.
The notice from Nasdaq provides the Company with 45 calendar days, or until November 27, 2026, to submit a plan to regain compliance. We plan to submit a plan to regain compliance by this date and expect that, under Nasdaq rules, the Company will be eligible for a cure period to regain compliance with these requirements. We intend to take the actions necessary to restore compliance. If we are unable to regain compliance, including within any cure period that Nasdaq may grant, Nasdaq could take action that could ultimately result in the delisting of our Class A common stock, which could adversely affect its liquidity and market price and our access to the capital markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchase shares of Class A common stock from time to time pursuant to publicly announced share repurchase programs. No shares were repurchased during the three months ended September 30, 2026.  On October 8, 2026, the Company announced that its Board of Directors authorized the repurchase of up to $30 million of Class A common stock (the “Repurchase Program”). Share repurchases under this authorization may be accomplished through open market purchases of Class A common stock. The timing and amount of purchases will depend on a variety of factors, including the trading price, volume of trading, implementation of the Company’s cost savings plan, the Company’s liquidity profile, and any other rules and regulations. The Repurchase Program expires on October 8, 2027.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Insider trading arrangements and policies.
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Better Home & Finance Holding Company	10-K	3.1	April 8, 2024
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Better Home & Finance Holding Company, dated August 16, 2024	8-K	3.1	August 19, 2024
3.3	Bylaws of Better Home & Finance Holding Company	8-K	3.2	August 25, 2023
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of Better Home & Finance Holding Company.	8-K	3.1	August 20, 2026
3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock of Better Home & Finance Holding Company.	8-K	3.1	October 8, 2026
4.1	Rights Agreement, dated as of August 20, 2026, by and between the Company and Computershare Trust Company, N.A.	8-K	4.1	August 20, 2026
4.2	Amendment No. 1, dated as of October 6, 2026, to the Rights Agreement, dated as of August 20, 2026, between Better Home & Finance Holding Company and Computershare Trust Company, N.A., as rights agent.	8-K	4.1	October 8, 2026
10.1	Underwriting Agreement, dated as of April 8, 2026, between Better Home & Finance Holding Company, BTIG, LLC and Cantor Fitzgerald & Co.	8-K	1.0	April 9, 2026
31.1*
Certification of Founder and Head of Platform, Product, and Innovation pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Founder and Head of Platform, Product, and Innovation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained Exhibit 101)
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

BETTER HOME & FINANCE HOLDING COMPANY

Date: November 9, 2026	By:	/s/ Loveen Advani
Name: Loveen Advani
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)